Form 10-Q
period 2016-07-02
PLANTRONICS INC /CA/
filed 2016-08-02
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

or

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

As of July 29, 2016, 33,185,164 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) how our new cloud-based service offerings complement our existing and future hardware offerings, (ii) our belief that our "as-a-service" offerings will expand the reach of our solutions portfolio and grow our business, (iii) our intention to provide customer data insight through software and service solutions, (iv) the Unified Communications ("UC") market, including adoption of UC products, our position, and timing and growth expectations in this market, (v) our expectations regarding the impact of our Simply Smarter Communications technology solutions in the UC market, (vi) our intentions regarding investments in long-term growth opportunities and our core research and development effort, (vii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (viii) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (ix) our expectations for the expansion of key strategic alliances, (x) our position in the Enterprise and Consumer markets, (xi) our belief that our revenues may be materially affected by fluctuations in exchange rates, the global economy and consumer spending, (xii) our expectations regarding the global economy, as well as our investment strategies and focus, (xiii) the maintenance of our reputation in the industry, (xiv) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xv) fluctuations in our cash provided by operating activities as a result of various factors including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xvi) our future tax rate and payments related to unrecognized tax benefits, (xvii) our anticipated range of capital expenditures for the remainder of fiscal year 2017 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xviii) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xix) our ability to draw funds on our credit facility as needed, (xx) future fluctuations in our cash provided by operating activities, (xxi) the sufficiency of our capital resources to fund operations, and (xxii) the outcome and effect of legal proceedings, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2016; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand. In addition, we manufacture and market specialty telephone products under our Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer and gaming headsets, and specialty products marketed for hearing impaired individuals.

We ship our products to approximately 80 countries through a network of distributors, retailers, resellers, wireless carriers, original equipment manufacturers, and telephony service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve contact centers in those regions, we continue to expand into the office, mobile, and gaming and computer audio markets in those regions and other international locations.

Net Revenues (in millions)	Operating Income (in millions)

Compared to the prior year quarter, net revenues increased 8.1% to $223.1 million. The increase in net revenues was primarily driven by higher revenues within our Consumer product category, which grew 23.1% from the year ago period. Net revenues within our Enterprise product category also increased, growing by 2.7% from the year ago period. We generate approximately 40% to 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where we sell in United States Dollar ("USD") we also face additional pricing pressure, discounting, and lost business as the stronger USD negatively impacts buying decisions. While the overall impact of foreign exchange fluctuations on our net revenues was not material, unfavorable impacts from the global economy and consumer spending together with exchange rate fluctuations could continue to negatively impact our net revenues in the remainder of our fiscal year 2017.

Our first quarter operating profit increased by 6.4% to $31.3 million when compared to the prior year quarter, due primarily to increased revenues, partially offset by a $5.0 million litigation charge related to discovery sanctions imposed by the court in the GN Netcom, Inc. ("GN") anti-trust case (for further information about our material legal proceedings, refer to Note 6, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements). Net income for the first quarter decreased 4.0% to $20.4 million, representing approximately 9.1% of our net revenues. The decrease from the prior year period was primarily due to higher interest expense in the first quarter of fiscal year 2017 driven by a full quarter of interest expense on the 5.50% Senior Notes (described below) compared with only one month of such expense in the year ago quarter.

Revenues from our Consumer products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as consumer preferences, changes in consumer confidence and other macroeconomic factors, fluctuations in foreign currency rates relative to the USD, product life-cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment.

While our Consumer business has been impacted in recent quarters by a decline in sales volumes in our mono Bluetooth products as the category matures and declines, we did experience growth in the product line during the first quarter of fiscal year 2017 driven by the launch of our premium Voyager 5200 model. Additionally, the unit volumes in our stereo Bluetooth product line increased when compared to the year ago period, driven primarily by the newly launched BackBeat FIT refresh and BackBeat Go3. Although we have been building our stereo product portfolio over the last several years, it is not yet as robust as our mono Bluetooth product portfolio. As a result of continued decline in the mono Bluetooth market and consumers' increased preference toward stereo Bluetooth products, we have reduced the amount we expect to invest in our non-premium mono Bluetooth portfolio while shifting that investment toward additional stereo Bluetooth products.

In the first quarter of fiscal year 2017 we launched a preliminary release of our new peripheral "as-a-service" offerings. We anticipate these cloud-based service offerings will complement our existing and future suites of hardware products as we move toward a hybrid business model of hardware, software, and services. We believe that our "as-a-service" offerings will allow us to expand the reach of our solutions portfolio and grow our business. During fiscal year 2017, we will continue to strive to transform data into actionable insights for our customers through software and service solutions that offer reporting on asset management, usage, and conversation/acoustic health.

Looking forward to the remainder of fiscal year 2017, UC continues to be our primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the early stage of a potentially long period of growth. We believe UC represents our key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We believe growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

We remain cautious about the macroeconomic environment due to global economic and geopolitical uncertainty, which makes it difficult for us to gauge what impact the economy may have on our future business. Moreover, the UC market has not matured as quickly as we had initially anticipated. We will continue to monitor and prioritize expenditures that further our strategic long-term growth opportunities, including the use of software and services as part of our portfolio. UC will also remain the central focus of our sales force, marketing group, and other customer service and support teams as we continue investing in key strategic alliances and integrations with major UC vendors.

RESULTS OF OPERATIONS

Year-over-year Increase / (Decrease) (Q1 FY16 to Q1 FY17)

NET REVENUES (in millions)
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

Net revenues increased in the three months ended June 30, 2016 compared to the same period a year ago due primarily to higher revenues within our Consumer product category driven by the launch of new products within the quarter. This increase in consumer product revenues may reflect some load-in effects as our retail channel partners place higher initial orders; however, our retail channel inventory levels remain within a normal range for our business. Net revenues within our Enterprise product category also increased, driven by unit growth in our UC product category, which was partially offset by volume declines in our core Enterprise (non-UC) product category. While we may experience foreign exchange fluctuations in our net revenues during the remainder of fiscal year 2017, the overall foreign exchange impact during our first quarter was not material.

Geographic Information (in millions)
Compared to the same period in the prior year, U.S. net revenues increased 9.1% in the three months ended June 30, 2016 due to solid growth in our domestic Consumer product sales, driven by newly launched stereo and mono Bluetooth products and growth in UC product revenues. These increases were partially offset by a decrease in core Enterprise product revenues.

International Consumer net revenues also increased with the majority of the increase attributable to newly launched stereo Bluetooth products and growth in UC product revenues. Hedging gains impacting revenue have diminished from $3.5 million in the prior year quarter to $0.2 million in the current quarter as currency rates have stabilized and last year's 12 month forward hedging rolls off. In addition, while we may experience foreign exchange fluctuations in our net revenues during the remainder of our fiscal year, the overall foreign exchange impact during our first quarter was not material.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty expense, freight expense, depreciation, duty expense, charge for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)
Net revenues	$206,358	$223,106	$16,748	8.1%
Cost of revenues	99,000	110,033	11,033	11.1%
Gross profit	$107,358	$113,073	$5,715	5.3%
Gross profit %	52.0%	50.7%

Compared to the prior year period, gross profit as a percentage of net revenues decreased in the three months ended June 30, 2016 due primarily to a product mix shift within Enterprise toward more UC sales, which carry lower margins than our non-UC Enterprise products, and a product mix from Enterprise to Consumer. The decrease was partially offset by favorable material cost reductions.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on our gross profit.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT, AND ENGINEERING

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)
Research, development, and engineering	$23,194	$22,344	$(850)	(3.7)%
% of net revenues	11.2%	10.0%

During the three months ended June 30, 2016, research, development, and engineering expenses decreased compared to the same prior year period due primarily to decreased compensation and employee-related costs driven by lower headcount.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)
Selling, general, and administrative	$55,678	$55,787	$109	0.2%
% of net revenues	27.0%	25.0%

Compared to the same period a year ago, selling, general, and administrative expenses increased in the three months ended June 30, 2016 due primarily to increased legal fees related to on-going litigation, partially offset by decreased compensation and employee-related costs driven by lower headcount.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)
(Gain) loss, net from litigation settlements	$(876)	$4,739	$5,615	(641.0)%
% of net revenues	0.4%	2.1%

In the first quarter of fiscal year 2017 we recorded a $5 million litigation charge within operating income related to discovery sanctions ordered by the court in the GN anti-trust case. This charge was partially offset by immaterial gains from unrelated patent/intellectual property cases. See Note 6, Commitments and Contingencies for further information regarding on-going litigation.

INTEREST EXPENSE

Interest expense of $2.7 million and $7.3 million for the three months ended June 30, 2015 and 2016, respectively, was primarily related to the 5.50% Senior Notes (as defined below) and included an immaterial amount in amortization of debt issuance costs.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2015	2016	(Decrease)
Income before income taxes	$26,336	$26,315	$(21)	(0.1)%
Income tax expense	5,108	5,928	820	16.1%
Net income	$21,228	$20,387	$(841)	(4.0)%
Effective tax rate	19.4%	22.5%

Our effective tax rate for the three months ended June 30, 2016 was 22.5% compared to 19.4% in the prior year period. The increase in the effective tax rate for the three months ended June 30, 2016 is due primarily to a shift in our geographic mix of income from lower tax jurisdictions to higher tax jurisdictions and the favorable closure of audits in various jurisdictions resulting in a tax benefit in the year ago period. The increases were partially offset by a decrease from the federal research and development credit, which was permanently reinstated in December 2015.

We and our subsidiaries are subject to taxation in the U.S. as well as various foreign and state jurisdictions. All U.S. federal tax matters have been concluded for tax years prior to fiscal year 2013. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. We have received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2015.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets.
We believe that internally generated cash flows are generally sufficient to support our businesses operations, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, interest, annual bonus, and other payments.

As of June 30, 2016, we had a revolving credit facility available to provide up to $100.0 million of additional financing. The credit facility expires in May 2019.

Operating Activities

Net cash provided by operating activities during the three months ended June 30, 2016 decreased from the prior year period primarily due to an increase in accounts receivable driven by higher revenues, and lower net income after adjusting for non-cash items - primarily non-cash restructuring charges/payments and the remeasurement of our non-designated hedge instruments. These decreases were partially offset by an increase in accrued liabilities related to the $5 million litigation charge related to discovery sanctions ordered by the court in the GN anti-trust case taken during the quarter.

Investing Activities

Net cash used for investing activities during the three months ended June 30, 2016 decreased compared to the prior year period due primarily to a net increase in cash received from the sale/maturity of investments partially offset by an increase in capital expenditures.

We estimate total capital expenditures for fiscal year 2017 will be approximately $25.0 million to $30.0 million. Large capital expenditures during the year include costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building and leasehold improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2017 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets. Our future growth within the existing business or new opportunities and markets may require us to obtain additional financing or make additional capital expenditures to support such growth.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2016 increased from the prior year period.  This increase was driven by the non-recurrence of net proceeds received from issuance of $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”) in the year ago period partially offset by a decrease in cash used for repurchases of our common stock.

On August 2, 2016, we announced that our Audit Committee of the Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on September 9, 2016 to stockholders of record at the close of business on August 19, 2016.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes, we have contractually required interest payments of approximately $13.8 million each November and May through the life of the notes. These payments require use of our domestic cash.

In the third quarter of our fiscal year 2016 we approved a restructuring plan intended to optimize our organization and manage expenses to gain or improve operating efficiencies and profitability. We expect to make cash payments totaling approximately $1.8 million under this plans in fiscal year 2017, of which approximately $0.4 million will require use of our domestic cash.

In October 2012, GN brought an antitrust action against Plantronics, Inc., alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In July 2016, we were ordered to pay sanctions related to certain discovery matters in the litigation consisting of monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions in an amount to be determined, and punitive sanctions in the amount of $3 million. As a result, for the three months ended June 30, 2016, we have accrued a $5 million charge within accrued liabilities on our condensed consolidated balance sheet. We expect to make a $3 million payment related to this liability in the second quarter of fiscal year 2017 which will require the use of our domestic cash. The timing of any additional payments is not yet known. The court also awarded additional non-monetary sanctions, including possible evidentiary sanctions and adverse inference jury instructions at trial. We believe the order may be appealed and reversed upon a favorable resolution of the antitrust case and we are not accruing any financial damages related to the underlying antitrust case. We believe that the underlying antitrust action is without merit and are vigorously defending ourselves; however, if GN prevails in its antitrust suit against us, we could be required to pay substantial damages, which would have a material adverse effect on our financial position, statement of cash flows, and results of operations.

At June 30, 2016, we had working capital of $505.1 million, including $399.4 million of cash, cash equivalents and short-term investments, compared with working capital of $487.8 million, including $395.3 million of cash, cash equivalents and short-term investments at March 31, 2016.

Our cash and cash equivalents as of June 30, 2016 consisted of bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2016, of our $399.4 million of cash, cash equivalents, and short-term investments, $24.5 million was held domestically while $374.9 million was held by foreign subsidiaries, approximately 90% of which were based in USD-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to indefinitely reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the three months ended June 30, 2016, we repurchased 441,738 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $18.6 million, with an average price of $42.19 per share. In addition, we withheld 199,686 shares with a total value of $8.8 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of June 30, 2016, there remained 192,273 shares authorized for repurchase under the stock repurchase program approved by the Board on January 29, 2016. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended in May 2016 (as amended, the "Amended Credit Agreement") to extend the term of the Credit Agreement by one year to May 9, 2019, and to waive a default under the Credit Agreement in effect as of March 31, 2016 in which our debt to EBITDA ratio minimally exceeded the previously agreed upon ratio of 3:1. The breach of the covenant was primarily a result of the restructuring expenses recorded in the third and fourth quarters of fiscal year 2016.

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. We are also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. We may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of June 30, 2016, we had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"); and,

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

On May 2, 2016, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in our fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on our 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of June 30, 2016, we were in compliance with all ratios and covenants by a substantial margin.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our Employee Stock Purchase Plan (“ESPP”).  We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled “Certain Forward-Looking Information” and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2016 and June 30, 2016, we had off-balance sheet consigned inventories of $41.1 million and $43.6 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to procure raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2016, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $164.2 million, including off-balance sheet consigned inventories of $43.6 million as discussed above.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2016.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The guidance is effective our fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of fiscal 2020. We are currently evaluating the impact the adoption of this standard will have on our results of operations, financial position, and cash flows.

In March 2016, the FASB issued additional guidance regarding share-based compensation, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance is effective our fiscal year ending March 31, 2018. Early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our results of operations, financial position, and cash flows.

In February 2016, the FASB issued additional guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for our fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. While we are not yet in a position to assess the full impact of the application of the new standard, we expect that the impact of recording the lease liabilities and the corresponding right-to-use assets may have a significant impact on our total assets and liabilities with a minimal impact on our equity.

In January 2016, the FASB issued additional guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. We are required to adopt the standard in the first quarter of our fiscal year ending March 31, 2019, early adoption is not permitted under the standard. We are currently evaluating what impact, if any, the adoption of this standard will have on our results of operations, financial position, and cash flows.

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

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. We are required to adopt the standard, as amended, in the first quarter of our fiscal year ending March 31, 2019 although, under the standard, we may adopt as early as the first quarter of our fiscal year ending March 31, 2018.  Presently, we are not yet in a position to assess the application date. We are currently evaluating what impact, if any, the adoption of this standard will have on our consolidated results of operations, financial position, and cash flows.

Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$235,266	$227,473
Short-term investments	160,051	171,899
Accounts receivable, net	128,219	133,155
Inventory, net	53,162	53,912
Other current assets	20,297	26,151
Total current assets	596,995	612,590
Long-term investments	145,623	132,270
Property, plant, and equipment, net	149,735	151,863
Goodwill and purchased intangibles, net	15,827	15,765
Deferred tax and other assets	25,257	19,450
Total assets	$933,437	$931,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,133	$46,817
Accrued liabilities	70,034	60,670
Total current liabilities	109,167	107,487
Long term debt, net of issuance costs	489,609	489,971
Long-term income taxes payable	11,968	12,464
Other long-term liabilities	10,294	11,448
Total liabilities	$621,038	$621,370
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$793	$799
Additional paid-in capital	769,489	778,209
Accumulated other comprehensive income	3,759	5,216
Retained earnings	257,291	272,708
Total stockholders' equity before treasury stock	1,031,332	1,056,932
Less: Treasury stock, at cost	(718,933)	(746,364)
Total stockholders' equity	312,399	310,568
Total liabilities and stockholders' equity	$933,437	$931,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2015	2016
Net revenues	$206,358	$223,106
Cost of revenues	99,000	110,033
Gross profit	107,358	113,073
Operating expenses:
Research, development, and engineering	23,194	22,344
Selling, general, and administrative	55,678	55,787
(Gain) loss, net from litigation settlements	(876)	4,739
Restructuring and other related charges	—	(1,048)
Total operating expenses	77,996	81,822
Operating income	29,362	31,251
Interest expense	(2,741)	(7,288)
Other non-operating income and (expense), net	(285)	2,352
Income before income taxes	26,336	26,315
Income tax expense	5,108	5,928
Net income	$21,228	$20,387

Earnings per common share:
Basic	$0.56	$0.63
Diluted	$0.55	$0.62

Shares used in computing earnings per common share:
Basic	38,002	32,243
Diluted	38,943	32,818

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2015	2016
Net income	$21,228	$20,387
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(254)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(2,838)	954
Net (gains) losses reclassified into income for revenue hedges	(3,538)	(160)
Net (gains) losses reclassified into income for cost of revenue hedges	773	727
Net unrealized gains (losses) on cash flow hedges	(5,603)	1,521
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(82)	314

Aggregate income tax benefit (expense) of the above items	132	(124)
Other comprehensive income (loss)	(5,565)	1,457
Comprehensive income	$15,663	$21,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,228	$20,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,986	5,146
Amortization of debt issuance costs	121	362
Stock-based compensation	8,050	8,413
Excess tax benefit from stock-based compensation	(2,391)	(339)
Deferred income taxes	4,146	4,890
Provision for excess and obsolete inventories	402	772
Restructuring charges	—	(1,048)
Cash payments for restructuring charges	—	(2,788)
Other operating activities	4,537	(1,920)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	8,579	(4,529)
Inventory, net	358	(1,486)
Current and other assets	(2,869)	(672)
Accounts payable	4,958	7,055
Accrued liabilities	(6,212)	(1,370)
Income taxes	(2,419)	(2,736)
Cash provided by operating activities	43,474	30,137
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	16,375	74,349
Proceeds from maturities of investments	25,425	34,353
Purchase of investments	(43,834)	(106,711)
Capital expenditures	(3,966)	(7,579)
Cash used for investing activities	(6,000)	(5,588)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(284,444)	(18,639)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,903)	(8,792)
Proceeds from issuances under stock-based compensation plans	3,077	733
Proceeds from revolving line of credit	155,749	—
Repayments of revolving line of credit	(190,249)	—
Proceeds from bonds issuance, net of issuance costs	489,670	—
Payment of cash dividends	(5,828)	(4,970)
Excess tax benefit from stock-based compensation	2,391	339
Cash provided by (used for) financing activities	160,463	(31,329)
Effect of exchange rate changes on cash and cash equivalents	592	(1,013)
Net increase (decrease) in cash and cash equivalents	198,529	(7,793)
Cash and cash equivalents at beginning of period	276,850	235,266
Cash and cash equivalents at end of period	$475,379	$227,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2016 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on May 16, 2016.  The results of operations for the interim period ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 1, 2017 and consists of 52 weeks. The Company's prior fiscal year ended on April 2, 2016 and consisted of 53 weeks.  The Company’s results of operations for the three months ended July 2, 2016 and June 27, 2015 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The guidance is effective for the Company's fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the impact the adoption of this standard will have on its results of operations, financial position, and cash flows.

In March 2016, the FASB issued additional guidance regarding share-based compensation, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The guidance is effective for the Company's fiscal year ending March 31, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its results of operations, financial position, and cash flows.

In February 2016, the FASB issued additional guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for the Company's fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. While we are not yet in a position to assess the full impact of the application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right-to-use assets may have a significant impact on its total assets and liabilities with a minimal impact on its equity.

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

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company is required to adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019 although, under the standard, it may adopt as early as the first quarter of its fiscal year ending March 31, 2018.  Presently, the Company is not yet in a position to assess the application date. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated results of operations, financial position, and cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of June 30, 2016 and March 31, 2016 (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$215,580	$—	$—	$215,580	$215,580	$—	$—
Level 1:
Mutual Funds	10,871	131	(362)	10,640	—	10,640	—
US Treasury Notes	24,024	53	—	24,077	—	13,978	10,099
Subtotal	34,895	184	(362)	34,717	—	24,618	10,099
Level 2:
Government Agency Securities	61,399	79	(3)	61,475	—	8,533	52,942
Commercial Paper	57,167	—	—	57,167	11,893	45,274	—
Corporate Bonds	141,424	396	(57)	141,763	—	76,240	65,523
Certificates of Deposits ("CDs")	20,940	—	—	20,940	—	17,234	3,706
Subtotal	280,930	475	(60)	281,345	11,893	147,281	122,171

Total cash, cash equivalents and investments measured at fair value	$531,405	$659	$(422)	$531,642	$227,473	$171,899	$132,270

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,600	$—	$—	$232,600	$232,600	$—	$—
Level 1:
Mutual Funds	10,025	32	(548)	9,509	—	9,509	—
US Treasury Notes	25,051	21	(9)	25,063	—	12,993	12,070
Subtotal	35,076	53	(557)	34,572	—	22,502	12,070
Level 2:
Government Agency Securities	72,698	24	(20)	72,702	—	10,521	62,181
Commercial Paper	37,628	—	—	37,628	650	36,978	—
Corporate Bonds	147,662	234	(97)	147,799	2,016	77,115	68,668
Certificates of Deposits ("CDs")	15,639	—	—	15,639	—	12,935	2,704
Subtotal	273,627	258	(117)	273,768	2,666	137,549	133,553

Total cash, cash equivalents and investments measured at fair value	$541,303	$311	$(674)	$540,940	$235,266	$160,051	$145,623

As of June 30, 2016 and March 31, 2016, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 30, 2015 and 2016.

There were no transfers between fair value measurement levels during the three months ended June 30, 2015 and 2016.

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

4.     DEFERRED COMPENSATION

As of June 30, 2016, the Company held investments in mutual funds totaling $10.6 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $10.6 million at June 30, 2016. The fair value of debt and equity securities held in the rabbi trust at March 31, 2016 was $9.5 million. The total related deferred compensation liability at March 31, 2016 was $9.5 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "Short-term investments". The liability is recorded on the condensed consolidated balance sheets under “Other long-term liabilities”.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	June 30,
(in thousands)	2016	2016
Accounts receivable	$163,834	$171,191
Provisions for returns	(7,314)	(8,722)
Provisions for promotions, rebates, and other	(27,737)	(28,664)
Provisions for doubtful accounts and sales allowances	(564)	(650)
Accounts receivable, net	$128,219	$133,155

Inventory, net:

	March 31,	June 30,
(in thousands)	2016	2016
Raw materials	$21,612	$21,862
Work in process	527	620
Finished goods	31,023	31,430
Inventory, net	$53,162	$53,912

Accrued Liabilities:

	March 31,	June 30,
(in thousands)	2016	2016
Employee compensation and benefits	$22,955	$21,114
Accrued interest on 5.50% Senior Notes	10,501	3,587
Warranty obligation	8,537	8,581
VAT/Sales tax payable	4,894	4,358
Restructuring and other related charges	5,783	1,790
Accrued other	17,364	21,240
Accrued liabilities	$70,034	$60,670

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2015 and 2016 were as follows:

	Three Months Ended June 30,
(in thousands)	2015	2016
Warranty obligation at beginning of period	$7,717	$8,537
Warranty provision related to products shipped	2,247	2,357
Deductions for warranty claims processed	(2,251)	(2,427)
Adjustments related to preexisting warranties	470	114
Warranty obligation at end of period	$8,183	$8,581

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 30, 2016, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $164.2 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") sued the Company in the United States ("U.S.") District Court for the District of Delaware, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: monopolization, attempted monopolization, concerted action in restraint of trade, and tortious interference with business relations. GN claims that the Company dominates the market for headsets sold into contact centers in the U.S. and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that the Company attracts SIDs through exclusive distributor agreements and alleges that the use of these agreements is illegal.

On July 6, 2016, the Court in GN Netcom, Inc. v. Plantronics, Inc. ordered the following sanctions against the Company as they relate to certain discovery matters in the litigation: (1) monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the discovery disputes leading to the motion for sanctions; (2) punitive sanctions in the amount of $3 million; (3) possible evidentiary sanctions; and (4) instructions to the jury that it may draw an adverse inference that emails destroyed by the Company would have been favorable to GN’s case and/or unfavorable to the Company's defense. As a result, during the three months ended June 30, 2016, the Company has accrued $3 million for the punitive sanctions and an additional $2 million, representing the Company’s best estimate of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions, for a total of $5 million.  This amount is included within accrued liabilities on its condensed consolidated balance sheet. The Company believes the order may be appealed and reversed upon a favorable resolution of the underlying antitrust case.

The Company believes that the underlying antitrust action is without merit and is vigorously defending itself. However, following the court order described above, there exists an increased risk of the jury finding in favor of the plaintiff. The date for further proceedings of the underlying antitrust case has not yet been scheduled. The Company is unable to provide an estimate of the possible loss or range of possible loss resulting from these allegations and has not accrued any financial damages relating to the antitrust case.

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

7. DEBT

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”). The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from the issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million which are being amortized to interest expense over the term of the 5.50% Senior Notes using the effective interest method.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2016		June 30, 2016
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$493,440	$489,609	$496,250	$489,971

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
(1) If the Company redeems the notes prior to the applicable date, the redemption price is principal plus a make-whole premium equal to the present value of the remaining scheduled interest payments as described in the applicable indenture, together with accrued and unpaid interest.
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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of June 30, 2016, the Company was in compliance with all covenants.

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

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2015.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2016 and June 30, 2016, the Company had no outstanding borrowings under the line of credit.

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

On May 2, 2016, the Company received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in the Company's fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on the Company's 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of June 30, 2016, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2015	2016
Cost of revenues	$779	$842

Research, development and engineering	2,359	2,484
Selling, general and administrative	4,912	5,087
Stock-based compensation included in operating expenses	7,271	7,571
Total stock-based compensation	8,050	8,413
Income tax benefit	(2,322)	(2,772)
Total stock-based compensation, net of tax	$5,728	$5,641

Stock Options

The following is a summary of the Company’s stock option activity during the three months ended June 30, 2016:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in thousands)
Outstanding at March 31, 2016	1,461	$41.24
Options granted	136	$42.42
Options exercised	(27)	$27.25
Options forfeited or expired	—	$24.11
Outstanding at June 30, 2016	1,570	$41.58	3.9	$7,109
Vested or expected to vest at June 30, 2016	1,536	$41.44	3.9	$7,094
Exercisable at June 30, 2016	1,102	$38.48	3.0	$6,932

The total intrinsic value of options exercised during the three months ended June 30, 2015 and 2016 was $2.5 million and $0.4 million, respectively.  Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received as a result of stock option exercises during the three months ended June 30, 2016 was $0.7 million, net of taxes.

As of June 30, 2016, total unrecognized compensation cost related to unvested stock options was $4.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units. The following is a summary of the Company’s restricted stock activity during the three months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Non-vested at March 31, 2016	1,187	$48.95
Restricted stock granted	589	$43.97
Restricted stock vested	(527)	$46.77
Restricted stock forfeited	(18)	$49.08
Non-vested at June 30, 2016	1,231	$47.50

The weighted average grant-date fair value of awards of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair value of restricted stock granted during the three months ended June 30, 2015 and 2016 was $54.97 and $43.97, respectively. The total fair value of restricted stock that vested during the three months ended June 30, 2015 and 2016 was $19.5 million and $24.7 million, respectively.

As of June 30, 2016, total unrecognized compensation cost related to unvested restricted stock was $47.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

Valuation Assumptions

The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Three Months Ended June 30,
Employee Stock Options	2015	2016
Expected volatility	27.3%	31.3%
Risk-free interest rate	1.2%	1.1%
Expected dividend yield	1.1%	1.4%
Expected life (in years)	4.2	4.4
Weighted-average grant date fair value	$11.48	$10.02

No purchase rights were granted under the ESPP during the three months ended June 30, 2015 and 2016.

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the three months ended June 30, 2015 and 2016 are discussed below. As of June 30, 2016, there remained 192,273 shares authorized for repurchase under a repurchase program approved by the Board on January 29, 2016 and there were no remaining shares authorized under previously approved programs.

In the three months ended June 30, 2015 and 2016, the Company repurchased 5,132,784 shares and 441,738 shares, respectively, of its common stock in the open market for a total cost of $284.4 million and $18.6 million, respectively, and at an average price per share of $55.42 and $42.19, respectively. In addition, the Company withheld shares valued at $9.9 million and $8.8 million in the three months ended June 30, 2015 and 2016, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2016	June 30, 2016
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,087)	$391
Accumulated foreign currency translation adjustments	4,739	4,485
Accumulated unrealized gain (loss) on investments	107	340
Accumulated other comprehensive income	$3,759	$5,216
(1)Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2016 and June 30, 2016.

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2016.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2016, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2016 and June 30, 2016, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2016	June 30, 2016
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$33	$915
Cash flow hedges	1,952	3,327
Total Derivative Assets	$1,985	$4,242

Derivative Liabilities (recorded in 'Accrued liabilities')
Non-designated hedges	$1,163	$374
Cash flow hedges	3,255	2,288
Total Derivative Liabilities	$4,418	$2,662

Non-Designated Hedges

As of June 30, 2016, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2016:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€26,900	$30,000	Sell EUR	1 month
GBP		£4,060	$5,392	Sell GBP	1 month
AUD	A$	13,600	$10,168	Sell AUD	1 month
CAD	C$	2,470	$1,913	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2015	2016
Gain (loss) on foreign exchange contracts	$(1,128)	$1,943

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2016		June 30, 2016
	EUR	GBP	EUR	GBP
Option contracts	€59.4	£18.4	€59.6	£18.5
Forward contracts	€23.9	£9.1	€22.4	£8.9

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $1.4 million, net of tax, in AOCI as of June 30, 2016 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2016 and June 30, 2016, the Company had foreign currency swap contracts of approximately MXN 481.0 million and MXN 491.9 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at June 30, 2016:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	491,940	$27,763	Buy MXN	Monthly over	20 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2015 and 2016:

	Three Months Ended June 30,
(in thousands)	2015	2016
Gain (loss) included in AOCI as of beginning of period	$5,705	$(1,106)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(2,838)	954

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	3,538	160
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(773)	(727)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	2,765	(567)

Gain included in AOCI as of end of period	$102	$415

During the three months ended June 30, 2015 and 2016 the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rate for the three months ended June 30, 2016 was 22.5% compared to 19.4% for the same period in the prior year.

The increase in the effective tax rate for the three months ended June 30, 2016 is due primarily to a shift in our geographic mix of income from lower tax jurisdictions to higher tax jurisdictions and the nonrecurring favorable closure of audits in various jurisdictions which resulted in a tax benefit in the year ago period. The increases were partially offset by a decrease from the federal research and development credit, which was permanently reinstated in December 2015.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2016 and June 30, 2016 were unrecognized tax benefits of $12.7 million and $13.1 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.6 million and $1.8 million as of March 31, 2016 and June 30, 2016, respectively.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in the U.S. and various foreign and state jurisdictions. All U.S. federal tax matters have been concluded for tax years prior to fiscal year 2013. The California Franchise Tax Board completed its examination of the Company's 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to fiscal year 2011, except for the United Kingdom, which has been concluded for tax years prior to fiscal year 2015.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three month periods ending June 30, 2015 and 2016.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2015 and 2016:

	Three Months Ended June 30,
(in thousands, except per share data)	2015	2016
Numerator:
Net income	$21,228	$20,387

Denominator:
Weighted average common shares-basic	38,002	32,243
Dilutive effect of employee equity incentive plans	941	575
Weighted average common shares-diluted	38,943	32,818

Basic earnings per common share	$0.56	$0.63
Diluted earnings per common share	$0.55	$0.62

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	235	1,023

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers and, with mobile devices, cordless phones, computers, and gaming consoles.

The following table presents net revenues by product group for the three months ended June 30, 2015 and 2016:

	Three Months Ended June 30,
(in thousands)	2015	2016
Net revenues from unaffiliated customers:
Enterprise	$151,757	$155,897
Consumer	54,601	67,209
Total net revenues	$206,358	$223,106

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2015 and 2016. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2015	2016
Net revenues from unaffiliated customers:
U.S.	$117,578	$128,238

Europe and Africa	50,107	54,067
Asia Pacific	26,515	26,227
Americas, excluding U.S.	12,158	14,574
Total international net revenues	88,780	94,868
Total net revenues	$206,358	$223,106

No customer accounted for more than 10% of net revenues for the three months ended June 30, 2015. One customer, Ingram Micro Group, accounted for 10.1% of net revenues for the three months ended June 30, 2016.

One customer, SYNNEX Corporation, accounted for 11.2% of total net accounts receivable at March 31, 2016. One customer, Ingram Micro Group, accounted for 11.5% of total net accounts receivable at June 30, 2016.

15. SUBSEQUENT EVENTS

On August 2, 2016, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 9, 2016 to holders of record on August 19, 2016.

On August 2, 2016, the Company announced that Ken Kannappan, the Chief Executive Officer (“CEO”) of the Company will retire from his role as CEO effective October 1, 2016 and that Joseph Burton, currently serving as the Company’s Executive Vice President and Chief Commercial Officer, will succeed Mr. Kannappan, effective as of October 2, 2016.

In connection with this transition, the Company expects to recognize a $2.2 million charge in the second quarter of fiscal 2017 related to cash payments to be made for severance and related benefits. Total charges related to this transition are expected to be up to approximately $8.0 million, consisting of $4.7 million in stock-based compensation charges and $3.3 million related to cash payments to be made for severance and related benefits. Actual charges could vary depending on future event contingencies that exist within the agreement.

Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016.

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2016	June 30, 2016
Cash and cash equivalents	$235.3	$227.5
Short-term investments	$160.1	$171.9
Long-term investments	$145.6	$132.3

As of June 30, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three months ended June 30, 2016 and 2015.

Interest rates were relatively unchanged in the three months ended June 30, 2016 compared to the same period in the prior year. During the three month period ended June 30, 2016, we generated no significant interest income from our portfolio of cash equivalents and investments and incurred no significant interest expense from our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Canadian Dollar ("CAD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future or that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

We experienced an immaterial net foreign currency loss in the three months ended June 30, 2015, compared to a net foreign currency gain of $1.4 million in the three months ended June 30, 2016. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2016 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$30.0	$3.0	$(3.0)
GBP	Sell GBP	$5.4	$0.5	$(0.5)
AUD	Sell AUD	$10.2	$0.2	$(0.2)
CAD	Sell CAD	$1.9	$1.0	$(1.0)

Cash Flow Hedges

In the three months ended June 30, 2016, approximately 43% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2016, we had foreign currency put and call option contracts with notional amounts of approximately €59.6 million and £18.5 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $4.3 million or incur a loss of $4.5 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2016 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$97.6	$0.5	$(3.2)
Put options	$90.0	$3.8	$(1.3)
Forwards	$38.3	$3.7	$(3.7)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2016, we had cross-currency swap contracts with notional amounts of approximately MXN 491.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2016 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$27.8	$(2.3)	$2.8

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

PART II -- OTHER INFORMATION

LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  For additional information about our material legal proceedings, please see Note 6, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016, each of which could materially affect our business, financial position or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The actual declaration of future dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors of the Company each quarter after its review of our financial performance.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2017:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
April 3, 2016 to April 30, 2016	65,746	[3]	$38.31	65,071	568,940
May 1, 2016 to May 28, 2016	309,904	[4]	$42.29	268,901	300,039
May 29, 2016 to July 2, 2016	265,774	[5]	$44.29	107,766	192,273

1	On January 29, 2016, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 675 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 41,003 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 158,008 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	13	-	30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31	-	32

Item 4. Control and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	August 2, 2016	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer