Form 10-Q
period 2016-10-01
PLANTRONICS INC /CA/
filed 2016-11-01
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

or

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

As of October 28, 2016, 33,287,081 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our belief that our revenues may be materially affected by fluctuations in exchange rates, the global economy and consumer spending,
(ii) how our new cloud-based service offerings complement our existing and future hardware offerings, (iii) our belief that our "as-a-service" offerings will expand the reach of our solutions portfolio and grow our business, (iv) our intention to provide customer data insight through software and service solutions, (v) the Unified Communications ("UC") market, including adoption of UC products, our position, and timing and growth expectations in this market, (vi) our expectations regarding the impact of our "as a service" offerings in the UC market, (vii) our intentions regarding investments in long-term growth opportunities and our core research and development effort, (viii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (ix) the future of UC technologies, including the transition of businesses to UC-supported systems, the effect on headset adoption and use, the effects on enterprises that adopt UC and our expectations concerning our revenue opportunity and profit growth, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of fiscal year 2017 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xv) our ability to draw funds on our credit facility as needed, (xvi) future fluctuations in our cash provided by operating activities, (xvii) the sufficiency of our capital resources to fund operations, and (xviii) the outcome and effect of legal proceedings, in particular our litigation with GN Netcom, as well as other statements regarding our future operations, financial condition and prospects and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2016; and other documents filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Compared to the first half of fiscal year 2016, net revenues increased 4.3% to $439.3 million. The increase in net revenues was driven by higher revenues within our Consumer product category, which grew 18.0% or $19.7 million from the year ago period, partially offset by a decrease within our Enterprise product category which declined 0.6% or $1.8 million from the year ago period.

Typically, we generate approximately 40% to 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where we sell in United States Dollar ("USD") we also face additional pricing pressure, discounting, and lost business as a stronger USD negatively impacts buying decisions. While the overall impact of foreign exchange fluctuations on our net revenues was not material, unfavorable impacts from the global economy and consumer spending together with exchange rate fluctuations could negatively impact our net revenues in future periods.

Operating profit for the first half of fiscal year 2017 was $63.2 million and 14.4% of net income, compared to $63.5 million and 15.1% of net income in the prior year period.

Net income for the first half of fiscal year 2017 increased 4.4% to $40.9 million, representing 9.3% of our net revenues, compared to $39.1 million and 9.3% in the year ago period.

Revenues from our Consumer products are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as consumer preferences, changes in consumer confidence and other macroeconomic factors, fluctuations in foreign currency rates relative to the USD, product life-cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment. In addition, retailer placements can cause volatility in quarter to quarter results.

While our Consumer business has been impacted in recent quarters by a decline in sales volumes of our mono Bluetooth products as the category matures and declines, we have experienced modest growth in the product line during the first half of fiscal year 2017 driven by the launch of our premium Voyager 5200 model. Additionally, the unit volumes in our stereo Bluetooth product line increased when compared to the year ago period, driven primarily by the newly launched version of BackBeat FIT. Unit volumes in our gaming product portfolio more than doubled in the first two quarters of fiscal 2017 when compared to the prior year, driven primarily by new product launches.

In the first half of fiscal year 2017 we launched our new data insights "as-a-service" offerings. Revenue associated with this offering is still nominal as this is a new business for us and many customers are in a trial period. We anticipate that our cloud-based service offerings will complement our existing and future suites of hardware products as we move toward a hybrid business model of hardware, software, and services. We believe that our "as-a-service" offerings will allow us to expand the reach of our solutions portfolio and grow our business. During the remainder of fiscal year 2017, we will continue to strive to build out our tools to collect data and transform it into actionable insights for our customers through software and service solutions that offer reporting on asset management, usage, and conversation/acoustic health.

Looking forward to the remainder of fiscal year 2017, UC continues to be a primary focus area. With the vast majority of the UC opportunity still ahead of us, we believe we are in the early stage of a long period of growth. We believe UC represents a key long-term driver of revenue and profit growth, as we anticipate UC systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. The increased adoption of UC in conjunction with our "as-a-service" offerings will also allow us to offer previously unavailable data insights that customers deem valuable. We believe growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC.

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

RESULTS OF OPERATIONS

Year-over-year Increase / (Decrease) (Q2 FY17 to Q2 FY16)

Net Revenues (in millions)                  Revenue by Product Category (percent)

Year-to-date vs. Year-to-date Increase / (Decrease) (Q2 FY17 YTD to Q2 FY16 YTD)

Net Revenues (in millions)                  Revenue by Product Category (percent)

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

Net revenues increased in the three and six months ended September 30, 2016 compared to the same periods a year ago due to higher revenues within our Consumer product category driven by the launch of new and updated products within the first half of the fiscal year. This increase in Consumer product revenues may reflect some load-in effects as our retail channel partners place higher initial orders; however, our retail channel inventory levels remain within a normal range for our business. Net revenues within our Enterprise product category decreased slightly, driven by volume declines in our Core Enterprise (non-UC) product category, partially offset by stable growth in our UC product category. While we may experience foreign exchange fluctuations in our net revenues during the remainder of fiscal year 2017, the overall foreign exchange impact during our first and second quarters was not material.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues decreased 3.8% in the three months ended September 30, 2016 due to double digit declines in unit volumes in Core Enterprise sales, partially offset by solid growth in our domestic UC product revenues and Consumer product sales, driven by newly launched stereo Bluetooth and gaming products.

Compared to the same prior year period, U.S. net revenues increased 2.5% in the six months ended September 30, 2016 due to solid growth in our domestic UC product revenues and Consumer product sales, driven by newly launched stereo Bluetooth and gaming products. These increases were partially offset by a decrease in Core Enterprise product revenues.

International net revenues for the three and six months ended September 30, 2016 increased from the same year ago periods due to solid growth in our UC product revenues and Consumer product sales, driven by newly launched mono Bluetooth products. These increases were partially offset by a decrease in Core Enterprise product revenues. Hedging gains impacting revenue have diminished from $2.2 million and $5.7 million in the three and six months ended September 30, 2015, respectively to $0.8 million and $1.0 million in the comparable current year periods as currency rates have stabilized and last year's 12 month forward hedging rolls off. In addition, while we may experience foreign exchange fluctuations in our net revenues during the remainder of our fiscal year, the overall foreign exchange impact during our first and second quarters was not material.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty, freight, depreciation, and duties expense, charges for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Net revenues	$215,017	$216,183	$1,166	0.5%	$421,375	$439,289	$17,914	4.3%
Cost of revenues	104,047	105,737	1,690	1.6%	203,047	215,770	12,723	6.3%
Gross profit	$110,970	$110,446	$(524)	(0.5)%	$218,328	$223,519	$5,191	2.4%
Gross profit %	51.6%	51.1%			51.8%	50.9%

Compared to the same prior year periods, gross profit as a percentage of net revenues decreased in the three and six months ended September 30, 2016 due primarily to a product mix shift within Enterprise toward more UC sales, which carry lower margins than our non-UC Enterprise products, and a product mix shift from Enterprise to Consumer. The decrease was partially offset by favorable material cost reductions and the favorable impact of the non-recurrence of a $3.6 million adjustment to our customer discount reserve for channel inventory taken in the year ago quarter.

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

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Research, development, and engineering	$22,609	$22,379	$(230)	(1.0)%	$45,803	$44,723	$(1,080)	(2.4)%
% of net revenues	10.5%	10.4%			10.9%	10.2%

During the three and six months ended September 30, 2016, research, development, and engineering expenses decreased compared to the same prior year periods due primarily to the timing of the new product development cycle.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Selling, general, and administrative	$54,296	$56,875	$2,579	4.7%	$109,974	$112,662	$2,688	2.4%
% of net revenues	25.3%	26.3%			26.1%	25.6%

Compared to the same periods a year ago, selling, general, and administrative expenses increased in the three and six months ended September 30, 2016 due primarily to $2.8 million in executive transition costs recorded in the quarter ended September 30, 2016.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
(Gain) loss, net from litigation settlements	$(31)	$(349)	$(318)	1,025.8%	$(907)	$4,390	$5,297	(584.0)%
% of net revenues	—%	(0.2)%			(0.4)%	2.0%

In the first quarter of fiscal year 2017 we recorded a $5 million litigation charge within operating income related to discovery sanctions ordered by the court in the GN anti-trust case. This charge was partially offset by immaterial gains from unrelated intellectual property cases. See Note 6, Commitments and Contingencies for further information regarding on-going litigation.

RESTRUCTURING AND OTHER RELATED CHARGES/ADJUSTMENTS

Restructuring adjustments for the three and six months ended September 30, 2016 were $0.4 million and $1.5 million, respectively. These favorable adjustments were the result of changes in estimates from the restructuring charges recorded in the second half of fiscal year 2016. There were no such charges in the year ago periods.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2015 and 2016 was $7.3 million. Interest expense for the six months ended September 30, 2015 and 2016 was $10.1 million and $14.5 million, respectively. Such costs are primarily related to the 5.50% Senior Notes and include an immaterial amount in amortization of debt issuance costs.

OTHER NON-OPERATING INCOME AND (EXPENSE), NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Other non-operating income and (expense), net	$(2,138)	$1,340	$3,478	(162.7)%	$(2,423)	$3,692	$6,115	(252.4)%
% of net revenues	(1.0)%	0.6%			(0.6)%	0.8%

Compared to the same periods a year ago, other non-operating income and (expense), net increased in the three and six months ended September 30, 2016 due primarily to the impact of foreign exchange gains/losses, net of hedge gains. Foreign exchange losses, net of hedge impacts were $1.8 million and $2.4 million for the three and six months ended September 30, 2015, respectively, compared to immaterial foreign exchange gains, net of hedge impacts for the three months ended September 30, 2016 and foreign exchange gains, net of hedge impacts of $1.5 million for the six months ended September 30, 2016.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Income before income taxes	$24,638	$26,039	$1,401	5.7%	$50,974	$52,354	$1,380	2.7%
Income tax expense	6,742	5,565	(1,177)	(17.5)%	11,850	11,493	(357)	(3.0)%
Net income	$17,896	$20,474	$2,578	14.4%	$39,124	$40,861	$1,737	4.4%
Effective tax rate	27.4%	21.4%			23.2%	22.0%

The decrease in the effective tax rate for the three months ended September 30, 2016 is due primarily to the federal research and development credit, which was permanently reinstated in December 2015, as well as a shift in our geographic mix of income from higher tax jurisdictions to lower tax jurisdictions due in part to the U.S. executive transition costs accrued during the three months ended September 30, 2016. The decrease in the effective tax rate for the six months ended September 30, 2016 is due primarily to the federal research and development credit and a shift in our geographic mix of income from higher tax jurisdictions to lower tax jurisdictions, partially offset by the favorable closure of a tax audit during the six months ended September 30, 2015.

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

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets, and other debt sources, such as our revolving credit line. We believe that internally generated cash flows are generally sufficient to support our businesses operations, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, interest, annual bonus, and other payments.

As of September 30, 2016, we had a revolving credit facility available to provide up to $100.0 million of additional financing. The credit facility expires in May 2019.

Operating Activities

Net cash provided by operating activities during the six months ended September 30, 2016 decreased slightly from the prior year primarily due to an interest payment on our 5.50% Senior Notes, payments for restructuring activities, and a payment related to the GN discovery sanctions accrual, compared to no such payments in the year ago period. These items were partially offset by increased collections from customers driven by higher revenues in the first half of fiscal year 2017 and lower cash payments for income taxes when compared to the year ago period.

Investing Activities

Net cash used for investing activities during the six months ended September 30, 2016 increased compared to the prior year period due primarily to a net increase in purchases of investments and an increase in capital expenditures.

We estimate total capital expenditures for fiscal year 2017 will be approximately $25.0 million to $30.0 million. Large capital expenditures during the year include costs associated with the purchase and related construction of a new smarter working office for our European headquarters in the Netherlands as well as costs associated with building improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2017 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets. Our future growth within the existing business or new opportunities and markets may require us to obtain additional financing or make additional capital expenditures to support such growth.

Financing Activities

Net cash used for financing activities during the six months ended September 30, 2016 increased from the prior year period.  This increase was driven primarily by the non-recurrence of net proceeds received from issuance of $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”) in the year ago period partially offset by a decrease in cash used for repurchases of our common stock.

On November 1, 2016, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on December 9, 2016 to stockholders of record at the close of business on November 18, 2016.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

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

In October 2012, GN brought an antitrust action against Plantronics, Inc., alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In July 2016, we were ordered to pay sanctions related to certain discovery matters in the litigation consisting of monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions in an amount to be determined, and punitive sanctions in the amount of $3 million. As a result, for the three months ended June 30, 2016, we accrued a $5 million charge related to this matter. During the three months ended September 30, 2016 we made a $3 million payment related to this liability. We expect to pay the remaining balance, which was reduced to$1.9 million, in the third quarter of fiscal year 2017 which will require the use of our domestic cash. This amount is included within accrued liabilities on our condensed consolidated balance sheet. The court also awarded additional non-monetary sanctions, including possible evidentiary sanctions and adverse inference jury instructions at trial. We are not accruing any financial damages related to the underlying antitrust case. We believe that the underlying antitrust action is without merit and are vigorously defending ourselves; however, if GN prevails in its antitrust suit against us, we could be required to pay substantial damages, which would have a material adverse effect on our financial position, statement of cash flows, and results of operations.

At September 30, 2016, we had working capital of $525.7 million, including $422.9 million of cash, cash equivalents and short-term investments, compared with working capital of $487.8 million, including $395.3 million of cash, cash equivalents and short-term investments at March 31, 2016.

Our cash and cash equivalents as of September 30, 2016 consisted of bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2016, of our $422.9 million of cash, cash equivalents, and short-term investments, $27.7 million was held domestically while $395.3 million was held by foreign subsidiaries, approximately 90% of which were based in USD-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to indefinitely reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of September 30, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the six months ended September 30, 2016, we repurchased 613,021 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $26.8 million, with an average price of $43.76 per share. In addition, we withheld 206,561 shares with a total value of $9.1 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of September 30, 2016, there remained 1,020,990 shares authorized for repurchase under the stock repurchase programs approved by the Board on January 29, 2016 and July 29, 2016. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

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

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. We are also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. We may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of September 30, 2016, we had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

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

On May 2, 2016, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in our fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on our 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of September 30, 2016, we were in compliance with all ratios and covenants by a substantial margin.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2016 and September 30, 2016, we had off-balance sheet consigned inventories of $41.1 million and $57.6 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to procure raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2016, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $173.2 million, including off-balance sheet consigned inventories of $57.6 million as discussed above.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016.  There have been no changes to our critical accounting estimates during the six months ended September 30, 2016.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$235,266	$244,455
Short-term investments	160,051	178,485
Accounts receivable, net	128,219	136,779
Inventory, net	53,162	52,686
Other current assets	20,297	27,476
Total current assets	596,995	639,881
Long-term investments	145,623	130,695
Property, plant, and equipment, net	149,735	152,263
Goodwill and purchased intangibles, net	15,827	15,702
Deferred tax and other assets	25,257	21,986
Total assets	$933,437	$960,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,133	$42,779
Accrued liabilities	70,034	71,452
Total current liabilities	109,167	114,231
Long term debt, net of issuance costs	489,609	490,334
Long-term income taxes payable	11,968	12,874
Other long-term liabilities	10,294	12,392
Total liabilities	$621,038	$629,831
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$793	$802
Additional paid-in capital	769,489	791,582
Accumulated other comprehensive income	3,759	4,160
Retained earnings	257,291	288,181
Total stockholders' equity before treasury stock	1,031,332	1,084,725
Less: Treasury stock, at cost	(718,933)	(754,029)
Total stockholders' equity	312,399	330,696
Total liabilities and stockholders' equity	$933,437	$960,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2016	2015	2016
Net revenues	$215,017	$216,183	$421,375	$439,289
Cost of revenues	104,047	105,737	203,047	215,770
Gross profit	110,970	110,446	218,328	223,519
Operating expenses:
Research, development, and engineering	22,609	22,379	45,803	44,723
Selling, general, and administrative	54,296	56,875	109,974	112,662
(Gain) loss, net from litigation settlements	(31)	(349)	(907)	4,390
Restructuring and other related charges/adjustments	—	(415)	—	(1,463)
Total operating expenses	76,874	78,490	154,870	160,312
Operating income	34,096	31,956	63,458	63,207
Interest expense	(7,320)	(7,257)	(10,061)	(14,545)
Other non-operating income and (expense), net	(2,138)	1,340	(2,423)	3,692
Income before income taxes	24,638	26,039	50,974	52,354
Income tax expense	6,742	5,565	11,850	11,493
Net income	$17,896	$20,474	$39,124	$40,861

Earnings per common share:
Basic	$0.53	$0.63	$1.09	$1.27
Diluted	$0.52	$0.63	$1.07	$1.24

Shares used in computing earnings per common share:
Basic	33,590	32,281	35,796	32,269
Diluted	34,245	32,726	36,676	32,865

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2016	2015	2016
Net income	$17,896	$20,474	$39,124	$40,861
Other comprehensive income (loss):
Foreign currency translation adjustments	563	4	551	(250)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(1,976)	(650)	(4,814)	304
Net (gains) losses reclassified into income for revenue hedges	(2,197)	(825)	(5,735)	(985)
Net (gains) losses reclassified into income for cost of revenue hedges	1,171	589	1,944	1,316
Net unrealized gains (losses) on cash flow hedges	(3,002)	(886)	(8,605)	635
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(126)	(272)	(208)	42

Aggregate income tax benefit (expense) of the above items	66	98	198	(26)
Other comprehensive income (loss)	(2,499)	(1,056)	(8,064)	401
Comprehensive income	$15,397	$19,418	$31,060	$41,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,124	$40,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,819	10,265
Amortization of debt issuance costs	483	725
Stock-based compensation	16,882	16,316
Excess tax benefit from stock-based compensation	(3,150)	(939)
Deferred income taxes	2,807	2,499
Provision for excess and obsolete inventories	1,084	1,674
Restructuring charges/adjustments	—	(1,463)
Cash payments for restructuring charges	—	(3,736)
Other operating activities	3,037	(849)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(2,825)	(8,366)
Inventory, net	(2,166)	(1,102)
Current and other assets	(2,190)	(2,331)
Accounts payable	9,016	4,120
Accrued liabilities	671	10,444
Income taxes	(6,144)	(2,305)
Cash provided by operating activities	66,448	65,813
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	24,829	125,504
Proceeds from maturities of investments	40,405	63,853
Purchase of investments	(61,591)	(192,349)
Capital expenditures	(13,092)	(14,191)
Cash used for investing activities	(9,449)	(17,183)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(473,220)	(26,828)
Employees' tax withheld and paid for restricted stock and restricted stock units	(10,499)	(9,123)
Proceeds from issuances under stock-based compensation plans	9,071	5,752
Proceeds from revolving line of credit	155,749	—
Repayments of revolving line of credit	(190,249)	—
Proceeds from bonds issuance, net of issuance costs	488,401	—
Payment of cash dividends	(10,986)	(9,971)
Excess tax benefit from stock-based compensation	3,150	939
Other financing activity	—	761
Cash used for financing activities	(28,583)	(38,470)
Effect of exchange rate changes on cash and cash equivalents	(430)	(971)
Net increase in cash and cash equivalents	27,986	9,189
Cash and cash equivalents at beginning of period	276,850	235,266
Cash and cash equivalents at end of period	$304,836	$244,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2016 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on May 16, 2016.  The results of operations for the interim period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 1, 2017 and consists of 52 weeks. The Company's prior fiscal year ended on April 2, 2016 and consisted of 53 weeks.  The Company’s results of operations for the three and six months ended October 1, 2016 and September 26, 2015 both contain 13 and 26 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued additional guidance regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is intended to eliminate the diversity in practice by adding or clarifying guidance on eight specific cash flow issues. The guidance is effective for the Company's fiscal year ending March 31, 2019 with early adoption permitted provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method unless deemed impracticable, in which case, prospective application is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its statement of cash flows.

In June 2016, the FASB issued additional guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses.  The guidance is effective for the Company's fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of fiscal year 2020. The Company is currently evaluating the impact the adoption of this standard will have on its results of operations, financial position, and cash flows.

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

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company is required to adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019 although, under the standard, it may adopt as early as the first quarter of its fiscal year ending March 31, 2018.  Presently, the Company is not yet in a position to assess the application date. The Company has not yet completed its final review of the impact of this guidance, although it currently does not anticipate a material impact on its revenue recognition practices. The Company continues to review variable consideration, potential disclosures, and its method of adoption to complete its evaluation of the impact on its consolidated financial statements. In addition, the Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of September 30, 2016 and March 31, 2016 (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$236,361	$—	$—	$236,361	$236,361	$—	$—
Level 1:
Mutual Funds	11,399	198	(53)	11,544	—	11,544	—
US Treasury Notes	20,534	24	(4)	20,554	—	11,974	8,580
Subtotal	31,933	222	(57)	32,098	—	23,518	8,580
Level 2:
Government Agency Securities	55,039	29	(11)	55,057	—	12,239	42,818
Commercial Paper	58,506	—	—	58,506	8,094	50,412	—
Corporate Bonds	148,547	216	(66)	148,697	—	73,110	75,587
Certificates of Deposits ("CDs")	22,916	—	—	22,916	—	19,206	3,710
Subtotal	285,008	245	(77)	285,176	8,094	154,967	122,115

Total cash, cash equivalents and investments measured at fair value	$553,302	$467	$(134)	$553,635	$244,455	$178,485	$130,695

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,600	$—	$—	$232,600	$232,600	$—	$—
Level 1:
Mutual Funds	10,025	32	(548)	9,509	—	9,509	—
US Treasury Notes	25,051	21	(9)	25,063	—	12,993	12,070
Subtotal	35,076	53	(557)	34,572	—	22,502	12,070
Level 2:
Government Agency Securities	72,698	24	(20)	72,702	—	10,521	62,181
Commercial Paper	37,628	—	—	37,628	650	36,978	—
Corporate Bonds	147,662	234	(97)	147,799	2,016	77,115	68,668
Certificates of Deposits ("CDs")	15,639	—	—	15,639	—	12,935	2,704
Subtotal	273,627	258	(117)	273,768	2,666	137,549	133,553

Total cash, cash equivalents and investments measured at fair value	$541,303	$311	$(674)	$540,940	$235,266	$160,051	$145,623

As of September 30, 2016 and March 31, 2016, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

The Company did not incur any material realized or unrealized gains or losses in the three and six months ended September 30, 2015 and 2016.

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2015 and 2016.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs"), derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 11, Foreign Currency Derivatives, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes, refer to Note 7, Debt, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

Level 3
The Company's unsecured revolving credit facility falls under the Level 3 hierarchy. The fair value of the Company’s line of credit approximates its carrying value because the interest rate is a variable rate that approximates rates currently available to the Company.

4.  DEFERRED COMPENSATION

As of September 30, 2016, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $11.5 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $12.8 million at September 30, 2016. The fair value of debt and equity securities held in the rabbi trusts at March 31, 2016 was $9.5 million. The total related deferred compensation liability at March 31, 2016 was $10.7 million.

The bank deposits are recorded on the condensed consolidated balance sheets under "Cash and cash equivalents". The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "Short-term investments". The liability is recorded on the condensed consolidated balance sheets under “Other long-term liabilities” and "Accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	September 30,
(in thousands)	2016	2016
Accounts receivable	$163,834	$174,141
Provisions for returns	(7,314)	(8,559)
Provisions for promotions, rebates, and other	(27,737)	(28,095)
Provisions for doubtful accounts and sales allowances	(564)	(708)
Accounts receivable, net	$128,219	$136,779

Inventory, net:

	March 31,	September 30,
(in thousands)	2016	2016
Raw materials	$21,612	$23,858
Work in process	527	345
Finished goods	31,023	28,483
Inventory, net	$53,162	$52,686

Accrued Liabilities:

	March 31,	September 30,
(in thousands)	2016	2016
Employee compensation and benefits	$22,955	$28,044
Accrued interest on 5.50% Senior Notes	10,501	10,387
Warranty obligation	8,537	8,540
VAT/Sales tax payable	4,894	5,143
Restructuring and other related charges	5,783	401
Accrued other	17,364	18,937
Accrued liabilities	$70,034	$71,452

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 30, 2015 and 2016 were as follows:

	Six Months Ended September 30,
(in thousands)	2015	2016
Warranty obligation at beginning of period	$7,717	$8,537
Warranty provision related to products shipped	4,520	4,649
Deductions for warranty claims processed	(4,257)	(4,742)
Adjustments related to preexisting warranties	193	96
Warranty obligation at end of period	$8,173	$8,540

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of September 30, 2016, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $173.2 million.

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

In addition, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  The Company has also entered into indemnification agreements with its directors, officers and certain other personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company or certain of its affiliated entities. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, officers and certain other personnel in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these agreements due to the limited history of prior claims and the unique facts and circumstances involved in each particular claim. Such indemnification obligations might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

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

On July 6, 2016, the Court in GN Netcom, Inc. v. Plantronics, Inc. ordered the following sanctions against the Company as they relate to certain discovery matters in the litigation: (1) monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the discovery disputes leading to the motion for sanctions; (2) punitive sanctions in the amount of $3 million; (3) possible evidentiary sanctions; and (4) instructions to the jury that it may draw an adverse inference that emails destroyed by the Company would have been favorable to GN’s case and/or unfavorable to the Company's defense. As a result, during the three months ended June 30, 2016, the Company accrued $3 million for the punitive sanctions and an additional $2 million, representing the Company’s best estimate of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions, for a total of $5 million.  The Company paid the $3 million dollars in punitive damages to GN on or about September 1, 2016 and expects to pay the remaining balance, which was reduced to $1.9 million, on or before November 6, 2016. This latter amount is included within accrued liabilities on its condensed consolidated balance sheet.

The Company believes that the underlying antitrust action is without merit and is vigorously defending itself. However, following the court order described above, there exists an increased risk of the jury finding in favor of the plaintiff. The Company is unable to provide an estimate of the possible loss or range of possible loss resulting from these allegations and has not accrued any financial damages relating to the antitrust case. The trial for the underlying antitrust case is currently scheduled to commence in October 2017.

In addition to the specific matter discussed above, the Company is involved in various legal proceedings arising in the normal course of conducting business.  For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows.  With respect to proceedings for which no accrual has been made, the Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings.  However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows.  The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

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

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2016		September 30, 2016
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$493,440	$489,609	$517,500	$490,334

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of September 30, 2016, the Company was in compliance with all covenants.

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

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2016. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October and January, commencing July 1, 2016.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2016 and September 30, 2016, the Company had no outstanding borrowings under the line of credit.

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

On May 2, 2016, the Company received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in the Company's fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on the Company's 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of September 30, 2016, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2016	2015	2016
Cost of revenues	$879	$778	$1,658	$1,620

Research, development, and engineering	2,619	2,408	4,978	4,892
Selling, general, and administrative	5,334	4,717	10,246	9,804
Stock-based compensation included in operating expenses	7,953	7,125	15,224	14,696
Total stock-based compensation	8,832	7,903	16,882	16,316
Income tax benefit	(2,642)	(2,877)	(4,964)	(5,649)
Total stock-based compensation, net of tax	$6,190	$5,026	$11,918	$10,667

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the six months ended September 30, 2015 and 2016 are discussed below. As of September 30, 2016, there remained 1,020,990 shares authorized for repurchase under repurchase programs approved by the Board on January 29, 2016 and July 29, 2016. There were no remaining shares authorized under previously approved programs.

In the six months ended September 30, 2015 and 2016, the Company repurchased 8,492,117 shares and 613,021 shares, respectively, of its common stock in the open market for a total cost of $473.2 million and $26.8 million, respectively, and at an average price per share of $55.72 and $43.76, respectively. In addition, the Company withheld shares valued at $10.5 million and $9.1 million in the six months ended September 30, 2015 and 2016, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2016	September 30, 2016
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,087)	$(469)
Accumulated foreign currency translation adjustments	4,739	4,489
Accumulated unrealized gain (loss) on investments	107	140
Accumulated other comprehensive income	$3,759	$4,160
(1)Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2016 and September 30, 2016.

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of September 30, 2016.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2016, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2016 and September 30, 2016, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2016	September 30, 2016
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$33	$182
Cash flow hedges	1,952	2,524
Total Derivative Assets	$1,985	$2,706

Derivative Liabilities (recorded in 'Accrued liabilities')
Non-designated hedges	$1,163	$79
Cash flow hedges	3,255	2,655
Total Derivative Liabilities	$4,418	$2,734

Non-Designated Hedges

As of September 30, 2016, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2016:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€33,000	$37,143	Sell EUR	1 month
GBP		£7,600	$9,893	Sell GBP	1 month
AUD	A$	13,800	$10,569	Sell AUD	1 month
CAD	C$	2,230	$1,699	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2016	2015	2016
Gain (loss) on foreign exchange contracts	$1,276	$(193)	$148	$1,750

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2016		September 30, 2016
	EUR	GBP	EUR	GBP
Option contracts	€59.4	£18.4	€61.0	£20.0
Forward contracts	€23.9	£9.1	€26.5	£4.6

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $1.7 million, net of tax, in AOCI as of September 30, 2016 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2016 and September 30, 2016, the Company had foreign currency swap contracts of approximately MXN 481.0 million and MXN 491.8 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at September 30, 2016:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	491,790	$26,779	Buy MXN	Monthly over	21 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2016	2015	2016
Gain (loss) included in AOCI as of beginning of period	$102	$415	$5,705	$(1,106)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(1,976)	(650)	(4,814)	304

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	2,197	825	5,735	985
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(1,171)	(589)	(1,944)	(1,316)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	1,026	236	3,791	(331)

Gain included in AOCI as of end of period	$(2,900)	$(471)	$(2,900)	$(471)

During the three and six months ended September 30, 2015 and 2016 the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rates for the three and six months ended September 30, 2015 were 27.4% and 23.2%, respectively compared to 21.4% and 22.0%, respectively for the three and six months ended September 30, 2016.

The decrease in the effective tax rate for the three months ended September 30, 2016 is due primarily to the federal research and development credit, which was permanently reinstated in December 2015, as well as a shift in our geographic mix of income from higher tax jurisdictions to lower tax jurisdictions due in part to the U.S. executive transition costs accrued during the three months ended September 30, 2016. The decrease in the effective tax rate for the six months ended September 30, 2016 is due primarily to the federal research and development credit and a shift in our geographic mix of income from higher tax jurisdictions to lower tax jurisdictions, partially offset by the favorable closure of a tax audit during the six months ended September 30, 2015. The effective tax rates differ from the statutory rate due primarily to the impact of foreign operations taxed at different statutory rates, tax credits, state taxes, and other factors.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2016 and September 30, 2016 were unrecognized tax benefits of $12.7 million and $13.6 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.6 million and $1.8 million as of March 31, 2016 and September 30, 2016, respectively.  No penalties have been accrued.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and six month periods ending September 30, 2015 and 2016.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2015	2016	2015	2016
Numerator:
Net income	$17,896	$20,474	$39,124	$40,861

Denominator:
Weighted average common shares-basic	33,590	32,281	35,796	32,269
Dilutive effect of employee equity incentive plans	655	445	880	596
Weighted average common shares-diluted	34,245	32,726	36,676	32,865

Basic earnings per common share	$0.53	$0.63	$1.09	$1.27
Diluted earnings per common share	$0.52	$0.63	$1.07	$1.24

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	283	543	257	634

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers and, with mobile devices, cordless phones, computers, and gaming consoles.

The following table presents net revenues by product group for the three and six months ended September 30, 2015 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2016	2015	2016
Net revenues from unaffiliated customers:
Enterprise	$160,468	$154,542	$312,225	$310,439
Consumer	54,549	61,641	109,150	128,850
Total net revenues	$215,017	$216,183	$421,375	$439,289

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 30, 2015 and 2016. The following table presents net revenues by geography:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2015	2016	2015	2016
Net revenues from unaffiliated customers:
U.S.	$123,803	$119,062	$241,381	$247,300

Europe and Africa	51,718	51,422	101,825	105,489
Asia Pacific	28,219	28,588	54,734	54,815
Americas, excluding U.S.	11,277	17,111	23,435	31,685
Total international net revenues	91,214	97,121	179,994	191,989
Total net revenues	$215,017	$216,183	$421,375	$439,289

One customer, Ingram Micro Group, accounted for 10.9% of net revenues for the three months ended September 30, 2015. No customer accounted for more than 10% of net revenues for the six months ended September 30, 2015. One customer, Ingram Micro Group, accounted for 10.7% and 10.4%, respectively, of net revenues for the three and six months ended September 30, 2016, respectively.

One customer, SYNNEX Corporation, accounted for 11.2% of total net accounts receivable at March 31, 2016. One customer, Ingram Micro Group, accounted for 10.5% of total net accounts receivable at September 30, 2016.

15. SUBSEQUENT EVENTS

On November 1, 2016, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on December 9, 2016 to holders of record on November 18, 2016.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2016	September 30, 2016
Cash and cash equivalents	$235.3	$244.5
Short-term investments	$160.1	$178.5
Long-term investments	$145.6	$130.7

As of September 30, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and six months ended September 30, 2016 and 2015.

Interest rates were relatively unchanged in the three and six months ended September 30, 2016 compared to the same period in the prior year. We generated no significant interest income in the three months ended September 30, 2016, and $1.7 million in interest income in the six months ended September 30, 2016. We incurred no significant interest expense from our revolving line of credit in the three and six months ended September 30, 2016. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $1.8 million and $2.4 million in net foreign currency losses in the three and six months ended September 30, 2015, respectively, compared to immaterial net foreign currency gains in the three months ended September 30, 2016 and $1.5 million in net foreign currency gains in the six months ended September 30, 2016. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2016 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$37.1	$3.7	$(3.7)
GBP	Sell GBP	$9.9	$1.0	$(1.0)
AUD	Sell AUD	$10.6	$0.2	$(0.2)
CAD	Sell CAD	$1.7	$1.0	$(1.0)

Cash Flow Hedges

In the six months ended September 30, 2016, 44% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 30, 2016, we had foreign currency put and call option contracts with notional amounts of approximately €61.0 million and £20.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $4.9 million or incur a loss of $5.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of September 30, 2016 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$100.7	$0.5	$(3.3)
Put options	$92.9	$4.4	$(1.8)
Forwards	$36.3	$3.6	$(3.6)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of September 30, 2016, we had cross-currency swap contracts with notional amounts of approximately MXN 491.8 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2016 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$26.8	$(2.1)	$2.6

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal year 2017:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
July 3, 2016 to July 30, 2016	85,387	[3]	$45.47	83,455	1,108,818
July 31, 2016 to August 27, 2016	51,900	[4]	$49.67	49,850	1,058,968
August 28, 2016 to October 1, 2016	40,871	[5]	$50.52	37,978	1,020,990

1	On July 29, 2016, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 1,932 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 2,050 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 2,893 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the programs approved by the Board on January 29, 2016 and July 29, 2016.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Employment Agreement between S. Kenneth Kannappan and Plantronics, Inc. dated July 31, 2016	8-K		10.1	8/2/2016

10.2*	Employment Agreement between Joseph B. Burton and Plantronics, Inc. dated effective July 31, 2016	8-K		10.2	8/2/2016

10.3*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K		10.1	8/8/2016

10.4*	Transition Agreement between Plantronics, Inc. and Richard R. Pickard, dated as of September 6, 2016	8-K		10.1	9/9/2016

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	14	-	30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31	-	32

Item 4. Control and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	November 1, 2016	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer