Form 10-Q
period 2016-12-31
PLANTRONICS INC /CA/
filed 2017-01-31
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of January 27, 2017, 33,182,548 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our belief that our revenues may be materially affected by fluctuations in exchange rates, the global economy and consumer spending,(ii) how our new cloud-based service offerings complement our existing and future hardware offerings, (iii) our belief that our "as-a-service" offerings will expand the reach of our solutions portfolio and grow our business, (iv) our intention to provide customer data insight through software and service solutions, (v) the Unified Communications ("UC") market, including adoption of UC products, our position, and timing and growth expectations in this market, (vi) our expectations regarding the impact of our "as a service" offerings on the UC market, (vii) our intentions regarding investments in long-term growth opportunities and our core research and development efforts, (viii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (ix) the future of UC technologies, including the transition of businesses to UC-supported systems and the effects on headset adoption and use, enterprises that adopt UC and our revenue opportunity and profit growth, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of fiscal year 2017 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our ability to pay future stockholder dividends, (xv) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvi) our ability to draw funds on our credit facility as needed, (xvii) future fluctuations in our cash provided by operating activities, (xviii) the sufficiency of our capital resources to fund operations, and (xiv) the outcome and effect of legal proceedings, in particular our litigation with GN Netcom, Inc. (“GN”), as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on May 16, 2016; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Net Revenues (in millions)	Operating Income (in millions)

Compared to the first three quarters of fiscal year 2016, net revenues increased 3.9% to $672.2 million. The increase in net revenues was driven by higher revenues within our Consumer product category, which grew 15.7% or $27.8 million from the year ago period, partially offset by a decrease within our Enterprise product category which declined 0.6% or $2.7 million from the year ago period.

Operating income for the first three quarters of fiscal year 2017 was $95.1 million and 14.1% of net revenue, compared to $90.1 million and 13.9% of net revenue in the prior year period.

Net income for the first three quarters of fiscal year 2017 increased 13.8% to $63.1 million, representing 9.4% of our net revenues, compared to $55.4 million and 8.6% in the year ago period.

Revenues from our Consumer products are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as the market acceptance of new product introductions, product life-cycles (including the introduction and pace of adoption of new technology), consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors, and fluctuations in foreign currency rates relative to the USD. In addition, retailer placements can cause volatility in quarter to quarter results.

When compared to the same prior year period, the growth in Consumer revenues in the first three quarters of fiscal year 2017 was attributable to increased sales volume in both our stereo Bluetooth and gaming product portfolios. Growth in stereo Bluetooth was driven primarily by the newly launched version of the BackBeat FIT and growth in gaming was driven by newly launched products, primarily in our RIG line. In addition, while our Consumer business has been impacted in recent years by a decline in sales volumes of our mono Bluetooth products as the category matures and declines, we experienced nominal growth year-to-date, driven by the launch of our premium Voyager 5200 model.

Our Enterprise revenues were down slightly in the first three quarters of fiscal year 2017 when compared to the same prior year period, resulting from healthy growth in our UC product sales offset by a decline in sales from our Core Enterprise (non-UC products) category. Our competitive and strategic position in Core Enterprise remains strong and we expect shipments to return to normal levels, but over the long term we believe this market is flat to slightly up. We believe the continued growth of UC will increase overall headset adoption in enterprise environments, and we expect most of the growth in our Enterprise product category over the next five years to come from headsets designed for UC. As such, UC remains the central focus of our sales, marketing, and support functions and we will continue investing in key strategic alliances and integrations with major UC vendors.

In addition, in fiscal year 2017 we launched our new data insights "as-a-service" offering. As we move toward a hybrid business model of hardware, software, and services, we believe this cloud-based service offering will complement our existing and future suites of hardware products, allowing us to expand the reach of our solutions portfolio and grow our business.  We believe this offering, in conjunction with the increased adoption of UC, will allow us to offer previously unavailable data insights that customers deem valuable.  Revenues associated with this new offering remain nominal as many customers are currently in a trial period and we cannot be assured of future market acceptance of our cloud-based service or increased adoption of UC.

RESULTS OF OPERATIONS

Year-over-Year Increase (Q3 FY17 compared to Q3 FY16)

Net Revenues (in millions)                  Revenue by Product Category (percent)

Year-to-date vs. Year-to-date Increase (Q3 FY17 YTD compared to Q3 FY16 YTD)

Net Revenues (in millions)                  Revenue by Product Category (percent)

Enterprise products represent our largest source of both revenues and unit volumes.  Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales into the Consumer products retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year. Additionally, a portion of our Consumer revenues may vary significantly between quarters due to the timing of large placements with certain retail channel partners.

Net revenues increased in the three and nine months ended December 31, 2016 compared to the same periods a year ago due to higher revenues within our Consumer product category driven by the launch of new and updated products. Net revenues within our Enterprise product category decreased slightly, driven by a decline in our Core Enterprise product category, partially offset by solid growth in our UC product category. The impact to net revenues resulting from changes in foreign exchange rates was not material for the three and nine months ended December 31, 2016.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year periods, U.S. net revenues increased in both the three and nine months ended December 31, 2016 due to a double digit increase in Consumer product sales volumes, driven by new versions of our stereo Bluetooth products, newly launched gaming products, and solid growth in our domestic UC product revenues. These increases were partially offset by lower sales volumes in our Core Enterprise category.

We typically generate approximately 40% to 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where sales are denominated in United States Dollar ("USD"), we also face additional pricing pressure, discounting, and lost business as a stronger USD negatively impacts buying decisions. While the overall impact of foreign exchange fluctuations on our net revenues was not material, unfavorable impacts from the global economy and consumer spending, together with exchange rate fluctuations, could negatively impact our net revenues in future periods.

International net revenues for the three months ended December 31, 2016 increased from the same year ago period due to solid growth in our UC product revenues and Consumer product sales, driven by newly launched gaming products. International net revenues for the nine months ended December 31, 2016 increased from the same year ago period due to solid growth in our UC product revenues and Consumer product sales. In both the three and nine month periods, these increases were partially offset by lower sales volumes in our Core Enterprise category.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty, freight, depreciation, and duties expense, charges for excess and obsolete inventory, royalties, and an allocation of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Net revenues	$225,735	$232,933	$7,198	3.2%	$647,110	$672,222	$25,112	3.9%
Cost of revenues	116,219	122,753	6,534	5.6%	319,266	338,523	19,257	6.0%
Gross profit	$109,516	$110,180	$664	0.6%	$327,844	$333,699	$5,855	1.8%
Gross profit %	48.5%	47.3%			50.7%	49.6%

Compared to the same prior year periods, gross profit as a percentage of net revenues decreased in the three and nine months ended December 31, 2016 due primarily to a product mix shift from Enterprise to Consumer and a product mix shift within Enterprise away from Core Enterprise sales, which carry higher margins than our UC products. These decreases were partially offset by reductions in material costs.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Research, development, and engineering	$20,811	$21,393	$582	2.8%	$66,614	$66,116	$(498)	(0.7)%
% of net revenues	9.2%	9.2%			10.3%	9.8%

During the three and nine months ended December 31, 2016, research, development, and engineering expenses remained relatively flat when compared to the same prior year periods. Funding for our annual incentive bonus plans increased in both the three and nine months ended December 31, 2016, resulting from better achievement against corporate goals than in the prior year comparative periods. This increase is offset in the nine months ended December 31, 2016 by cost reductions from our restructuring action initiated at the end of the year ago quarter.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and allocations of overhead expenses, including facilities, IT, and human resources.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Selling, general, and administrative	$53,715	$56,919	$3,204	6.0%	$163,689	$169,581	$5,892	3.6%
% of net revenues	23.8%	24.4%			25.3%	25.2%

Compared to the same periods a year ago, selling, general, and administrative expenses increased in the three and nine months ended December 31, 2016 due primarily to an increase in funding for our annual incentive bonus plans resulting from better achievement against corporate targets, partially offset by cost reductions achieved through the prior year restructuring action. In addition, the nine months ended December 31, 2016 included executive transition costs that were not incurred in the comparable prior year period.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
(Gain) loss, net from litigation settlements	$(91)	$(103)	$(12)	13.2%	$(998)	$4,287	$5,285	(529.6)%
% of net revenues	—%	—%			(0.2)%	0.6%

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

RESTRUCTURING AND OTHER RELATED CHARGES/ADJUSTMENTS

Restructuring charges were $8.4 million for both the three and nine month prior year periods, and are described more fully in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on May 16, 2016. During the current three and nine months ended December 31, 2016, we recorded an immaterial expense and an approximate $1.4 million favorable adjustment, respectively, resulting from changes to the estimates recorded last fiscal year.

INTEREST EXPENSE

Interest expense for the three months ended December 31, 2015 and 2016 was $7.2 million and $7.3 million. Interest expense for the nine months ended December 31, 2015 and 2016 was $17.3 million and $21.9 million, respectively. Such costs are primarily related to the 5.50% Senior Notes and include an immaterial amount in amortization of debt issuance costs.

OTHER NON-OPERATING INCOME AND (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Other non-operating income and (expense), net	$398	$427	$29	7.3%	$(2,025)	$4,119	$6,144	(303.4)%
% of net revenues	0.2%	0.2%			(0.3)%	0.6%

Other non-operating income and (expense), net for the three months ended December 31, 2016 was flat compared to the prior year period due primarily to immaterial increases in interest income offset by immaterial net losses from fluctuations in foreign currency exchange rates. In the nine months ended December 31, 2016, other non-operating income and (expense), net increased primarily due to an immaterial net foreign currency gain compared to a $3.0 million net foreign currency loss in the year ago period on more volatile foreign currency exchange rate fluctuations. In addition, interest income increased due to slightly higher interest rates on a higher average investment portfolio when compared to the nine months ended December 31, 2015.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2015	2016	(Decrease)		2015	2016	(Decrease)
Income before income taxes	$19,829	$24,963	$5,134	25.9%	$70,803	$77,317	$6,514	9.2%
Income tax expense	3,541	2,742	(799)	(22.6)%	15,391	14,235	(1,156)	(7.5)%
Net income	$16,288	$22,221	$5,933	36.4%	$55,412	$63,082	$7,670	13.8%
Effective tax rate	17.9%	11.0%			21.7%	18.4%

The decreases in the effective tax rates for the three and nine months ended December 31, 2016 are due primarily to a shift in our geographic mix of income from higher tax jurisdictions to lower tax jurisdictions, as our restructuring charges incurred during the three months ended December 31, 2015 resulted in proportionately more income in higher tax jurisdictions in that period.

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

As of December 31, 2016, we had a revolving credit facility available to provide up to $100.0 million of additional financing. The credit facility expires in May 2019.

Operating Activities

Compared to the same year ago period, net cash provided by operating activities during the nine months ended December 31, 2016 decreased primarily from making two interest payments on our 5.50% Senior Notes compared to only one such payment last year, in addition to payments resulting from restructuring activities and the GN discovery sanctions, neither of which impacted cash in the year ago period. These items were partially offset by increased customer collections on higher revenues, lower cash payments related to our annual incentive bonus plans, and lower cash payments for income taxes when compared to the year ago period.

Investing Activities

Compared to the same year ago period, we used less cash for investing activities during the nine months ended December 31, 2016, due to a net increase in cash proceeds from investment sales and maturities and a lower level of cash paid for capital expenditures.

We estimate total capital expenditures for fiscal year 2017 will be approximately $23.0 million to $26.0 million. Large capital expenditures during the year include costs associated with the purchase and related construction of our new European headquarters in the Netherlands as well as costs associated with building improvements at our U.S. headquarters, the implementation of a manufacturing execution system at our facility in Mexico, and other IT-related expenditures. The remainder of the anticipated capital expenditures for fiscal year 2017 consist primarily of capital investment in our manufacturing capabilities, including tooling for new products. We will continue to evaluate new business opportunities and new markets. Our future growth within the existing business or new opportunities and markets may require us to obtain additional financing or make additional capital expenditures to support such growth.

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2016 increased from the prior year period.  In the prior year period we received net proceeds from the issuance of our $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”), which was substantially offset by common stock repurchases, and made net repayments of $34.5 million against our revolving credit facility. In the current year period we repurchased $34.2 million of common stock and had no debt financing transactions.

On January 31, 2017, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on March 10, 2017 to stockholders of record at the close of business on February 21, 2017.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes, we are required to make interest payments of approximately $13.8 million each November and May through the life of the notes. These payments require use of our domestic cash.

At December 31, 2016, we had working capital of $538.9 million, including $419.9 million of cash, cash equivalents and short-term investments, compared with working capital of $487.8 million, including $395.3 million of cash, cash equivalents and short-term investments at March 31, 2016.

Our cash and cash equivalents as of December 31, 2016 consisted of bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2016, of our $419.9 million of cash, cash equivalents, and short-term investments, $31.7 million was held domestically while $388.2 million was held by foreign subsidiaries, approximately 90% of which were based in USD-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to indefinitely reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of December 31, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the nine months ended December 31, 2016, we repurchased 764,176 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $34.2 million, with an average price of $44.80 per share. In addition, we withheld 212,763 shares with a total value of $9.4 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of December 31, 2016, there remained 869,835 shares authorized for repurchase under the stock repurchase program approved by the Board on July 29, 2016. For more information regarding our stock repurchase programs, refer to Note 9, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

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

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2019. We are also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. We may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of December 31, 2016, we had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

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

On May 2, 2016, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in our fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on our 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of December 31, 2016, we were in compliance with all ratios and covenants by a substantial margin.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We have not entered into any transactions with unconsolidated entities giving rise to financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides us with financing and liquidity support, market risk, or credit risk support.

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2016 and December 31, 2016, we had off-balance sheet consigned inventories of $41.1 million and $58.7 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to procure raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2016, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $164.8 million, including off-balance sheet consigned inventories of $58.7 million as discussed above.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016.  There have been no changes to our critical accounting estimates during the nine months ended December 31, 2016.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2016	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$235,266	$242,461
Short-term investments	160,051	177,442
Accounts receivable, net	128,219	141,297
Inventory, net	53,162	58,026
Other current assets	20,297	26,400
Total current assets	596,995	645,626
Long-term investments	145,623	134,951
Property, plant, and equipment, net	149,735	150,650
Goodwill and purchased intangibles, net	15,827	15,640
Deferred tax and other assets	25,257	25,874
Total assets	$933,437	$972,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,133	$40,680
Accrued liabilities	70,034	66,057
Total current liabilities	109,167	106,737
Long term debt, net of issuance costs	489,609	490,696
Long-term income taxes payable	11,968	11,726
Other long-term liabilities	10,294	13,462
Total liabilities	$621,038	$622,621
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$793	$802
Additional paid-in capital	769,489	801,213
Accumulated other comprehensive income	3,759	4,438
Retained earnings	257,291	305,425
Total stockholders' equity before treasury stock	1,031,332	1,111,878
Less: Treasury stock, at cost	(718,933)	(761,758)
Total stockholders' equity	312,399	350,120
Total liabilities and stockholders' equity	$933,437	$972,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2016	2015	2016
Net revenues	$225,735	$232,933	$647,110	$672,222
Cost of revenues	116,219	122,753	319,266	338,523
Gross profit	109,516	110,180	327,844	333,699
Operating expenses:
Research, development, and engineering	20,811	21,393	66,614	66,116
Selling, general, and administrative	53,715	56,919	163,689	169,581
(Gain) loss, net from litigation settlements	(91)	(103)	(998)	4,287
Restructuring and other related charges (credits)	8,433	113	8,433	(1,350)
Total operating expenses	82,868	78,322	237,738	238,634
Operating income	26,648	31,858	90,106	95,065
Interest expense	(7,217)	(7,322)	(17,278)	(21,867)
Other non-operating income and (expense), net	398	427	(2,025)	4,119
Income before income taxes	19,829	24,963	70,803	77,317
Income tax expense	3,541	2,742	15,391	14,235
Net income	$16,288	$22,221	$55,412	$63,082

Earnings per common share:
Basic	$0.50	$0.69	$1.60	$1.96
Diluted	$0.49	$0.68	$1.56	$1.92

Shares used in computing earnings per common share:
Basic	32,579	32,242	34,723	32,260
Diluted	33,259	32,826	35,588	32,895

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2016	2015	2016
Net income	$16,288	$22,221	$55,412	$63,082
Other comprehensive income (loss):
Foreign currency translation adjustments	34	82	585	(168)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	1,330	2,090	(3,484)	2,394
Net (gains) losses reclassified into income for revenue hedges	(1,739)	(2,178)	(7,474)	(3,163)
Net (gains) losses reclassified into income for cost of revenue hedges	1,238	756	3,182	2,072
Net unrealized gains (losses) on cash flow hedges	829	668	(7,776)	1,303
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(637)	(628)	(845)	(586)

Aggregate income tax benefit of the above items	150	156	348	130
Other comprehensive income (loss)	376	278	(7,688)	679
Comprehensive income	$16,664	$22,499	$47,724	$63,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2015	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,412	$63,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,838	15,624
Amortization of debt issuance costs	845	1,087
Stock-based compensation	24,599	25,005
Excess tax benefit from stock-based compensation	(3,300)	(1,019)
Deferred income taxes	2,185	(753)
Provision for excess and obsolete inventories	1,319	1,292
Restructuring charges (credits)	8,433	(1,350)
Cash payments for restructuring charges	—	(3,793)
Other operating activities	5,896	633
Changes in assets and liabilities:
Accounts receivable, net	1,279	(13,448)
Inventory, net	(352)	(5,990)
Current and other assets	(264)	(2,346)
Accounts payable	5,744	3,626
Accrued liabilities	(3,841)	6,191
Income taxes	(8,770)	(1,141)
Cash provided by operating activities	104,023	86,700
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	56,890	143,631
Proceeds from maturities of investments	51,895	97,253
Purchase of investments	(206,110)	(247,491)
Capital expenditures	(20,977)	(19,603)
Cash used for investing activities	(118,302)	(26,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(482,776)	(34,236)
Employees' tax withheld and paid for restricted stock and restricted stock units	(10,804)	(9,444)
Proceeds from issuances under stock-based compensation plans	9,854	6,516
Proceeds from revolving line of credit	155,749	—
Repayments of revolving line of credit	(190,249)	—
Proceeds from bonds issuance, net of issuance costs	488,401	—
Payment of cash dividends	(16,034)	(14,947)
Excess tax benefit from stock-based compensation	3,300	1,019
Other financing activity	—	761
Cash used for financing activities	(42,559)	(50,331)
Effect of exchange rate changes on cash and cash equivalents	(921)	(2,964)
Net increase (decrease) in cash and cash equivalents	(57,759)	7,195
Cash and cash equivalents at beginning of period	276,850	235,266
Cash and cash equivalents at end of period	$219,091	$242,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2016 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, which was filed with the SEC on May 16, 2016.  The results of operations for the interim period ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current fiscal year ends on April 1, 2017 and consists of 52 weeks. The Company's prior fiscal year ended on April 2, 2016 and consisted of 53 weeks.  The Company’s results of operations for the three and nine months ended December 31, 2016 and December 26, 2015 both contain 13 and 39 weeks, respectively. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

In May 2014, the FASB issued additional guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current GAAP. Under the new standard, revenue will be recognized at the time control of a good or service is transferred to a customer for the amount of consideration received or to be received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company will adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019.  The Company has not yet completed its final review of the impact of this guidance, although it currently does not anticipate a material impact on its revenue recognition practices. The Company continues to review variable consideration, potential disclosures, and its method of adoption to complete its evaluation of the impact on its consolidated financial statements. In addition, the Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2016 and March 31, 2016 (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$242,461	$—	$—	$242,461	$242,461	$—	$—
Level 1:
Mutual Funds	11,970	177	(97)	12,050	—	12,050	—
US Treasury Notes	25,610	—	(41)	25,569	—	13,519	12,050
Subtotal	37,580	177	(138)	37,619	—	25,569	12,050
Level 2:
Government Agency Securities	59,332	6	(144)	59,194	—	15,226	43,968
Commercial Paper	49,904	—	—	49,904	—	49,904	—
Corporate Bonds	144,291	8	(269)	144,030	—	68,804	75,226
Certificates of Deposits ("CDs")	21,646	—	—	21,646	—	17,939	3,707
Subtotal	275,173	14	(413)	274,774	—	151,873	122,901

Total cash, cash equivalents and investments measured at fair value	$555,214	$191	$(551)	$554,854	$242,461	$177,442	$134,951

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,600	$—	$—	$232,600	$232,600	$—	$—
Level 1:
Mutual Funds	10,025	32	(548)	9,509	—	9,509	—
US Treasury Notes	25,051	21	(9)	25,063	—	12,993	12,070
Subtotal	35,076	53	(557)	34,572	—	22,502	12,070
Level 2:
Government Agency Securities	72,698	24	(20)	72,702	—	10,521	62,181
Commercial Paper	37,628	—	—	37,628	650	36,978	—
Corporate Bonds	147,662	234	(97)	147,799	2,016	77,115	68,668
Certificates of Deposits ("CDs")	15,639	—	—	15,639	—	12,935	2,704
Subtotal	273,627	258	(117)	273,768	2,666	137,549	133,553

Total cash, cash equivalents and investments measured at fair value	$541,303	$311	$(674)	$540,940	$235,266	$160,051	$145,623

As of December 31, 2016 and March 31, 2016, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2015 and 2016.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2015 and 2016.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs"), derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 11, Foreign Currency Derivatives, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes, refer to Note 7, Debt.

Level 3
The Company's unsecured revolving credit facility falls under the Level 3 hierarchy. The fair value of the Company’s line of credit approximates its carrying value because the interest rate is variable and approximates rates currently available to the Company.

4.  DEFERRED COMPENSATION

As of December 31, 2016, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $12.1 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.4 million at December 31, 2016. The fair value of debt and equity securities held in the rabbi trusts at March 31, 2016 was $9.5 million. The total related deferred compensation liability at March 31, 2016 was $10.7 million.

The bank deposits are recorded on the condensed consolidated balance sheets under "Cash and cash equivalents". The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "Short-term investments". The liability is recorded on the condensed consolidated balance sheets under “Other long-term liabilities” and "Accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	December 31,
(in thousands)	2016	2016
Accounts receivable	$163,834	$188,234
Provisions for returns	(7,314)	(11,922)
Provisions for promotions, rebates, and other	(27,737)	(34,545)
Provisions for doubtful accounts and sales allowances	(564)	(470)
Accounts receivable, net	$128,219	$141,297

Inventory, net:

	March 31,	December 31,
(in thousands)	2016	2016
Raw materials	$21,612	$23,586
Work in process	527	254
Finished goods	31,023	34,186
Inventory, net	$53,162	$58,026

Accrued Liabilities:

	March 31,	December 31,
(in thousands)	2016	2016
Employee compensation and benefits	$22,955	$31,110
Accrued interest on 5.50% Senior Notes	10,501	3,494
Warranty obligation	8,537	8,947
VAT/Sales tax payable	4,894	4,656
Restructuring and other related charges	5,783	441
Accrued other	17,364	17,409
Accrued liabilities	$70,034	$66,057

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2015 and 2016 were as follows:

	Nine Months Ended December 31,
(in thousands)	2015	2016
Warranty obligation at beginning of period	$7,717	$8,537
Warranty provision related to products shipped	6,942	7,248
Deductions for warranty claims processed	(6,490)	(7,246)
Adjustments related to preexisting warranties	552	408
Warranty obligation at end of period	$8,721	$8,947

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2016, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $164.8 million.

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

On July 6, 2016, the Court in GN Netcom, Inc. v. Plantronics, Inc. ordered the following sanctions against the Company as they relate to certain discovery matters in the litigation: (1) monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the discovery disputes leading to the motion for sanctions; (2) punitive sanctions in the amount of $3 million; (3) possible evidentiary sanctions; and (4) instructions to the jury that it may draw an adverse inference that emails destroyed by the Company would have been favorable to GN’s case and/or unfavorable to the Company's defense. As a result, during the three months ended June 30, 2016, the Company accrued $3 million for the punitive sanctions and an additional $2 million, representing the Company’s best estimate of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions, for a total of $5 million.  The Company paid the $3 million in punitive damages to GN on or about September 1, 2016 and paid the remaining balance, which was reduced to $1.9 million, on December 7, 2016.

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

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2016		December 31, 2016
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$493,440	$489,609	$507,105	$490,696

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of December 31, 2016, the Company was in compliance with all covenants.

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

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2016 and December 31, 2016, the Company had no outstanding borrowings under the line of credit.

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

On May 2, 2016, the Company received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in the Company's fiscal year 2016 will be excluded from the lender’s rolling four-quarter EBITDA calculation.  This exclusion of restructuring charges does not automatically extend to any such future charges, should they be incurred. The breach was not considered to be a cross-default on the Company's 5.50% Senior Notes and as such had no impact on the amount or timing of amounts payable related to those debt instruments. As of December 31, 2016, the Company was in compliance with all ratios and covenants.

8. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2016	2015	2016
Cost of revenues	$811	$794	$2,469	$2,414

Research, development, and engineering	2,286	1,771	7,264	6,663
Selling, general, and administrative	4,620	6,124	14,866	15,928
Stock-based compensation included in operating expenses	6,906	7,895	22,130	22,591
Total stock-based compensation	7,717	8,689	24,599	25,005
Income tax benefit	(2,238)	(2,986)	(7,202)	(8,635)
Total stock-based compensation, net of tax	$5,479	$5,703	$17,397	$16,370

9. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the nine months ended December 31, 2015 and 2016 are discussed below. As of December 31, 2016, there remained 869,835 shares authorized for repurchase under the repurchase program approved by the Board on July 29, 2016. There were no remaining shares authorized under previously approved programs.

In the nine months ended December 31, 2015 and 2016, the Company repurchased 8,673,366 shares and 764,176 shares, respectively, of its common stock in the open market for a total cost of $482.8 million and $34.2 million, respectively, and at an average price per share of $55.66 and $44.80, respectively. In addition, the Company withheld shares valued at $10.8 million and $9.4 million in the nine months ended December 31, 2015 and 2016, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2016	December 31, 2016
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,087)	$180
Accumulated foreign currency translation adjustments	4,739	4,571
Accumulated unrealized gain (loss) on investments	107	(313)
Accumulated other comprehensive income	$3,759	$4,438
(1)Refer to Note 11, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2016 and December 31, 2016.

11. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2016.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2016, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2016 and December 31, 2016, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2016	December 31, 2016
Derivative Assets (recorded in 'Other current assets')
Non-designated hedges	$33	$410
Cash flow hedges	1,952	4,321
Total Derivative Assets	$1,985	$4,731

Derivative Liabilities (recorded in 'Accrued liabilities')
Non-designated hedges	$1,163	$24
Cash flow hedges	3,255	3,028
Total Derivative Liabilities	$4,418	$3,052

Non-Designated Hedges

As of December 31, 2016, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2016:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€35,900	$37,955	Sell EUR	1 month
GBP		£5,900	$7,281	Sell GBP	1 month
AUD	A$	13,200	$9,537	Sell AUD	1 month
CAD	C$	3,750	$2,793	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2016	2015	2016
Gain (loss) on foreign exchange contracts	$960	$3,801	$1,108	$5,551

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2016		December 31, 2016
	EUR	GBP	EUR	GBP
Option contracts	€59.4	£18.4	€66.7	£23.2
Forward contracts	€23.9	£9.1	€15.2	£2.8

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. A loss of $2.0 million, net of tax, in AOCI as of December 31, 2016 is expected to be reclassified to cost of revenues during the next 12 months due to the recognition of the hedged forecasted expenditures. As of March 31, 2016 and December 31, 2016, the Company had foreign currency swap contracts of approximately MXN 481.0 million and MXN 382.6 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at December 31, 2016:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	382,590	$20,476	Buy MXN	Monthly over	21 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2015 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2016	2015	2016
Gain (loss) included in AOCI as of beginning of period	$(2,900)	$(471)	$5,705	$(1,106)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	1,330	2,090	(3,484)	2,394

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	1,739	2,178	7,474	3,163
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(1,238)	(756)	(3,182)	(2,072)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	501	1,422	4,292	1,091

Gain (loss) included in AOCI as of end of period	$(2,071)	$197	$(2,071)	$197

During the three and nine months ended December 31, 2015 and 2016 the Company recognized an immaterial gain on the ineffective portion of its cash flow hedges, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rates for the three and nine months ended December 31, 2015 were 17.9% and 21.7%, respectively compared to 11.0% and 18.4%, respectively for the three and nine months ended December 31, 2016.

The decreases in the effective tax rates for the three and nine months ended December 31, 2016 are due primarily to a shift in the Company's geographic mix of income from higher tax jurisdictions to lower tax jurisdictions, as restructuring charges incurred during the three months ended December 31, 2015 resulted in proportionately more income in higher tax jurisdictions in that period.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2016 were unrecognized tax benefits of $12.7 million, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.6 million and $1.7 million as of March 31, 2016 and December 31, 2016, respectively.  No penalties have been accrued.

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

13. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three and nine month periods ending December 31, 2015 and 2016.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended December 31, 2015 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2015	2016	2015	2016
Numerator:
Net income	$16,288	$22,221	$55,412	$63,082

Denominator:
Weighted average common shares-basic	32,579	32,242	34,723	32,260
Dilutive effect of employee equity incentive plans	680	584	865	635
Weighted average common shares-diluted	33,259	32,826	35,588	32,895

Basic earnings per common share	$0.50	$0.69	$1.60	$1.96
Diluted earnings per common share	$0.49	$0.68	$1.56	$1.92

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	353	473	289	573

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications, and other specialty products for the hearing impaired.  With respect to headsets, it makes products for use in offices and contact centers and, with mobile devices, cordless phones, computers, and gaming consoles.

The following table presents net revenues by product group for the three and nine months ended December 31, 2015 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2016	2015	2016
Net revenues from unaffiliated customers:
Enterprise	$158,251	$157,345	$470,476	$467,784
Consumer	67,484	75,588	176,634	204,438
Total net revenues	$225,735	$232,933	$647,110	$672,222

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2015 and 2016. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2015	2016	2015	2016
Net revenues from unaffiliated customers:
U.S.	$122,075	$123,719	$363,456	$371,019

Europe and Africa	62,292	63,233	164,117	168,722
Asia Pacific	27,506	27,164	82,240	81,979
Americas, excluding U.S.	13,862	18,817	37,297	50,502
Total international net revenues	103,660	109,214	283,654	301,203
Total net revenues	$225,735	$232,933	$647,110	$672,222

No customer accounted for more than 10% of net revenues for the three and nine months ended December 31, 2015. One customer, Ingram Micro Group, accounted for 10.5% and 10.6%, respectively, of net revenues for the three and nine months ended December 31, 2016, respectively.

One customer, SYNNEX Corporation, accounted for 11.2% of total net accounts receivable at March 31, 2016. One customer, Ingram Micro Group, accounted for 11.9% of total net accounts receivable at December 31, 2016.

15. SUBSEQUENT EVENTS

On January 31, 2017, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 10, 2017 to holders of record on February 21, 2017.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2016	December 31, 2016
Cash and cash equivalents	$235.3	$242.5
Short-term investments	$160.1	$177.4
Long-term investments	$145.6	$135.0

As of December 31, 2016, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and nine months ended December 31, 2015 and 2016.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2016 compared to the same period in the prior year. We generated immaterial interest income in the three months ended December 31, 2016, and $2.6 million in interest income in the nine months ended December 31, 2016. We incurred no significant interest expense from our revolving line of credit in the three and nine months ended December 31, 2016. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $0.6 million and $3.0 million in net foreign currency losses in the three and nine months ended December 31, 2015, respectively, compared to $0.9 million in net foreign currency losses in the three months ended December 31, 2016 and $0.6 million in net foreign currency gains in the nine months ended December 31, 2016. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2016 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$38.0	$3.8	$(3.8)
GBP	Sell GBP	$7.3	$0.7	$(0.7)
AUD	Sell AUD	$9.5	$0.3	$(0.3)
CAD	Sell CAD	$2.8	$1.0	$(1.0)

Cash Flow Hedges

In the nine months ended December 31, 2016, 45% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2016, we had foreign currency put and call option contracts with notional amounts of approximately €66.7 million and £23.2 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.5 million or incur a loss of $6.6 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2016 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$109.7	$0.5	$(2.4)
Put options	$101.1	$7.0	$(4.2)
Forwards	$20.2	$1.9	$(1.9)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2016, we had cross-currency swap contracts with notional amounts of approximately MXN 382.6 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2016 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$20.5	$(1.6)	$1.9

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 16, 2016, each of which could materially affect our business, financial position, or future results of operations. Other than the risk factor below, there are no material changes to the risk factors disclosed therein.

We have significant manufacturing, assembly, and packaging operations in Mexico and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, which subjects our business to risks of international operations.

We own and operate a manufacturing facility in Tijuana, Mexico which is responsible for assembly of a significant portion of our Enterprise products from materials and components sourced in Asia from various suppliers, contact manufacturers, and other vendors. Additionally, our Tijuana facility is primarily responsible for the packaging and final processing of most of our Consumer products after manufacturing and assembly by third parties, many of which are located in Asia. Also, we generate a significant amount of our revenues from foreign customers.

Our international operations and sales expose us to various risks including, among others:

•Fluctuations in foreign currency exchange rates
•Cultural differences in the conduct of business
•Greater difficulty in accounts receivable collection and longer collection periods
•The impact of recessionary, volatile or adverse global economic conditions
•Reduced intellectual property rights protections in some countries
•Changes in regulatory requirements

•	The implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries
•Tariffs, taxes and other trade barriers, particularly in developing nations such as Brazil, India, and others
•Political conditions, health epidemics, civil unrest, or criminal activities within countries in which we operate

•The management, operation, and expenses associated with an enterprise spread over various countries
•The burden and administrative costs of complying with a wide variety of foreign laws and regulations
•Currency restrictions

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act

Additionally, proposals to impose tariffs, border taxes, and other actions on the importation of goods from Mexico as well as to renegotiate the North American Free Trade Agreement with Mexico and Canada have been suggested by the United States Government. Considering the nature and extent of our operations in Tijuana, our revenues and results of operations may be materially and adversely impacted should any legislation or executive actions take effect that limit the amount and types of goods imported from Canada or Mexico or increase the cost of goods imported from either or both of those countries. Alternatively, we may deem it is necessary to alter all or a portion of our domestic and international activities in response to legislation or executive actions which may increase our capital and operating costs both in the short and long-term.

The above-listed and other inherent risks of international operations could materially and adversely affect regional economic activity and business operations in general, which in turn may harm our business, financial condition, and results of operations.

The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2017:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
October 2, 2016 to October 29, 2016	32,155	[3]	$51.56	30,953	990,037
October 30, 2016 to November 26, 2016	123,122	[4]	$48.36	120,202	869,835
November 27, 2016 to December 31, 2016	2,080	[5]	$—	—	869,835

1	On July 29, 2016, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 1,202 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 2,920 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 2,080 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program approved by the Board on July 29, 2016.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	14	-	30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31	-	32

Item 4. Control and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	36

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	January 31, 2017	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer