Form 10-K
period 2017-04-01
PLANTRONICS INC /CA/
filed 2017-05-10
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2017
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

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $51.96 for shares of the Registrant's common stock on September 30, 2016, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,708,907,133.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 30, 2016 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 8, 2017, 33,437,423 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 1, 2017.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2017

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

PART I

This Form 10-K is filed with respect to our Fiscal Year 2017. Each of our fiscal years ends on the Saturday closest to the last day of March.  Fiscal years 2017 and 2015 each had 52 weeks and ended on April 1, 2017 and March 28, 2015, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end was on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors, including, but not limited to, the factors discussed in the subsection entitled "Risk Factors" in Item 1A of this Form 10-K.  This Form 10-K should be read in conjunction with these risk factors.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Plantronics,” “Company,” “we,” “our,” or “us”) is a leading global designer, manufacturer, and marketer of lightweight communications headsets, audio solutions, telephone headset systems, other communication endpoints, and accessories for the business and consumer markets under the Plantronics brand.  We operate our business as one segment.

Our headsets are communications tools providing a hands-free connection to communication or entertainment devices, while also allowing freedom of movement for our users.  We use a variety of technologies to develop high quality products that meet the needs of our customers, whether for communications or personal entertainment.  Our headsets are widely used with applications such as Unified Communications (“UC”), in contact centers, in the office and in the home, with mobile devices and Internet telephony, for gaming, and for other specialty applications.  Our major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets, and specialty products marketed for hearing impaired individuals (through our Clarity brand).

We ship our products to approximately 80 countries through a network of distributors, retailers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony and other service providers.  We have well-developed distribution channels in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the Enterprise markets in those regions, we continue to expand into mobile, gaming and computer audio, and specialty telephone categories in those regions and other international locations.  While not always the case, revenues from our Consumer category are typically seasonal, with the third fiscal quarter typically being the strongest due to the holiday season.

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

In the Investor Relations section of our website, we provide access free of charge to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This access is provided directly or through a link on our website, shortly after these documents are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, documents regarding our corporate governance and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

MARKET INFORMATION

General Industry Background

Plantronics operates predominantly in the electronics industry and focuses on the design, manufacture, and distribution of audio solutions for business and consumer applications, and other specialty products for the hearing impaired.  We develop enhanced communication products for offices and contact centers, mobile devices, cordless phones, and computers and gaming consoles.  We offer our products under two brands – Plantronics and Clarity.

The proliferation of voice communications applications across much of people's daily lives makes communications headsets a key driver of efficiency, ergonomic comfort, and safety for our users.  The increased adoption of new and existing technologies, such as UC, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), and Digital Enhanced Cordless Telecommunications (“DECT™”), each of which is described below, has contributed to increased demand for our headsets and other audio solutions:

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

Our products enhance communications by providing the following benefits:

•
Sensor technology that allows calls to be answered automatically when the user attaches the headset, switches the audio from the headset to the mobile device when the user removes the headset and, with some softphone applications, updates the user's presence

•
Smarter Working capability through seamless communications and high quality audio across a mobile device, desk phone, and PC, with a single audio endpoint thereby allowing users to communicate more flexibly from a wide array of physical locations and be more productive when away from a traditional office environment

•	A convenient means for connecting between various applications and voice networks, whether between land lines and mobile devices, or between PC-based communications and other networks

•	Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, and more

•	Wireless freedom, allowing people to take and make calls as they move freely without cords or cables around their office or home, or easily from public to private space when privacy is required

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, and by providing greater privacy than traditional speakerphones

•	Generating analytics related to headset usage, communications quality, conversational dynamics, and other similar data our customers desire

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to have both hands free to drive while talking on a mobile phone

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

Product Categories

Our audio solutions are designed to meet the needs of offices (ranging from enterprise to remote working), contact centers, mobile devices (such as mobile phones, smartphones, and tablets), computer and gaming, residential, and other specialty applications.  These applications are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple functions such as communication, music, and video entertainment.  We serve these markets through our product categories listed below.

Enterprise

The Enterprise market comprises our largest revenue stream and we believe it also represents our largest revenue and profit growth opportunity. We offer a broad range of communications audio solutions, including high-end, ergonomically designed headsets, audio processors, and telephone systems.  Our end-users comprise enterprise employees and small office, home office, and remote workers.  Growth in this category comes from the following three main factors:

•	Increasing deployment of UC solutions

•	Robust job market

•	Growing awareness of the benefits of using headsets, including the benefits of wireless solutions

Contact centers are some of the most mature customers and we expect contract center customer demand to grow slowly over the long-term.  Contact centers have begun to adopt UC to help improve productivity and reduce costs.  We expect this trend to continue. We develop audio endpoints tailored specifically to UC, and as UC adoption continues to increase, we expect to continue to lead in new product performance by creating solutions that combine hardware and software for an improved customer experience.

Consumer

We believe the mobile headset category will continue to grow as individuals use the technology for both communications and entertainment. The use of headsets designed for mobile devices represents a high volume opportunity and is our second largest revenue stream.  The use of mono headsets typically used with mobile devices has experienced a sharp decline over the past year, while the use of stereo Bluetooth technology has increased as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth mobile headsets merge technological innovations with style, because we believe that style has become as important as functionality in shaping consumers' purchasing decisions in the wearable technology space.  While growth in the mono mobile headset market has slowed and continues to mature, we believe future growth in our Consumer category will be driven primarily by demand for stereo Bluetooth technology.

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

FOREIGN OPERATIONS

In Fiscal Years 2015, 2016, and 2017, net revenues outside the U.S. accounted for approximately 44%, 44%, and 45%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, the impact of adverse global economic conditions, and potential currency restrictions.  In Fiscal Year 2017, the impacts due to unfavorable foreign exchange fluctuations were immaterial to our net revenues.

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, Australian Dollar ("AUD"), and Canadian Dollar ("CAD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for Fiscal Year 2018, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts generally secured 12 to 24 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

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

One of our primary competitors is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate that competes with us in the Enterprise and Consumer areas and, to a lesser extent, in the gaming and computer audio areas.  In addition, Motorola, Samsung, and LG are significant competitors in the consumer mono Bluetooth headset category. Sennheiser Communications, and regional companies are competitors in the computer, office, and contact center categories, while Apple, Skullcandy, Logitech, Bose, and LG are competitors in the stereo Bluetooth headset category.  In addition, Turtle Beach, Skullcandy, Logitech, and Razer are competitors in the gaming category.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Understanding of emerging trends and new communication technologies, such as UC, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC vendors

•	Ability to design, manufacture, and sell products that deliver on performance, style, comfort, features, sound quality, simplicity, price, and reliability

•	Ability to create and monetize software solutions that provide analytics from headsets and allow business to improve IT and employee performance through insights derived from our analytics.

•	Brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Effective and efficient global distribution channels

•	Global reach

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

During Fiscal Years 2015, 2016, and 2017, we incurred approximately $91.6 million, $90.4 million, and $88.3 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research, development, and engineering with an in-house staff and the limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, and the United Kingdom.

During Fiscal Year 2017, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging trends.  Our goal is to bring the right products to customers at the right time and have best-in-class development processes.

In Fiscal Year 2018, we will continue to focus our core research and development efforts on Core Enterprise, UC, and peripheral "as-a-service" offerings, which will require incremental investments in firmware and software engineering to enhance the broad compatibility of our products with the enterprise systems into which they will be deployed and to develop value-added software applications for business users.

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

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, and carriers.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  No customer accounted for more than 10% of our consolidated net revenues in Fiscal Years 2015 and 2016. One customer, Ingram Micro Group, accounted for 10.9% of consolidated net revenues in Fiscal Year 2017.

Our distributors, resellers, system integrators, e-commerce partners, telephony and computer equipment providers resell our commercial headsets and end point products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics-branded products. Carriers purchase headset products from us for use by their own agents and in some cases, also offer headsets to their customers.

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

BACKLOG

Our backlog of unfilled orders was $23.4 million and $18.6 million at March 31, 2016 and 2017, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill most orders within 48 hours of receipt of the order. As a result, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we do not believe that backlog information is material to an understanding of our overall business.

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

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead times.  We maintain minimum levels of finished goods based on estimated market demand, in addition to inventories of raw materials, work in process, sub-assemblies, and components.  In addition, a substantial portion of the raw materials, components, and sub-assemblies used in our products are provided by our suppliers on a consignment basis.  Refer to “Off Balance Sheet Arrangements”, within Item 7, Management's Discussion and Analysis, in this Annual Report on Form 10-K for additional details regarding consigned inventories. We write-down inventory items determined to be either excess or obsolete to their net realizable value.

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

INTELLECTUAL PROPERTY

We maintain a program of seeking patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2017, we had approximately 780 worldwide patents in force, expiring between calendar years 2017 and 2041.

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

EMPLOYEES

On March 31, 2017, we employed approximately 3,852 people worldwide, including approximately 2,729 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Joe Burton	52	President and Chief Executive Officer
Pamela Strayer	48	Senior Vice President and Chief Financial Officer
Mary Huser	53	Senior Vice President, General Counsel and Corporate Secretary
Shantanu Sarkar	48	Senior Vice President of Product Development

Mr. Burton joined Plantronics in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer and was promoted to various positions including Executive Vice President and Chief Commercial Officer before being named President and Chief Executive Officer and appointed to our Board of Directors in 2016. Prior to joining Plantronics, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From 2010 to 2011, Mr. Burton was employed by Polycom, Inc., a global provider of unified communications solutions for telepresence, video, and voice, most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Ms. Strayer joined Plantronics in 2012 as Senior Vice President and Chief Financial Officer. She is responsible for all aspects of the Company's financial management, in addition to managing the information technology and investor relations organizations.  Prior to joining Plantronics, from 2005 to 2012, Ms. Strayer held senior financial management roles at Autodesk, Inc., a world leading software design and services company.  Most recently, Ms. Strayer served as Autodesk's Vice President of Finance, Corporate Controller, and Principal Accounting Officer.  Prior to Autodesk, Ms. Strayer held senior finance positions at Epiphany, Inc., a developer of customer relationship management software and Informix Software, Inc., a developer of database software for computers. She also worked in audit services at KPMG, LLP.  Ms. Strayer holds a bachelor's degree in Business Administration from The Ohio State University and is a California licensed Certified Public Accountant.

Ms. Huser joined Plantronics in March 2017 as Senior Vice President, General Counsel and Corporate Secretary. Prior to joining Plantronics, Ms. Huser served as Vice President, Deputy General Counsel at BlackBerry, a mobile-native security software and services company, and General Counsel of its Technology Solutions division from 2013 to 2014 and again during 2016 until she joined Plantronics. Before BlackBerry, during 2015, Ms. Huser was Senior Vice President, Legal for McKesson Corporation, a global healthcare supply chain, retail pharmacy, specialty care and information technology company. Prior to that time, she was a partner, office managing partner and practice group leader at Bingham McCutchen LLP, an international law firm, from 1988 to 2007 and again from 2010 to 2013. Ms. Huser also served as Vice President, Deputy General Counsel of eBay, Inc., an online global commerce leader, from 2008 to 2010. Ms. Huser graduated from the University of Wisconsin - Madison, with a Bachelor of Business Administration, Accounting and Marketing and holds a Juris Doctorate from Stanford Law School.

Mr. Sarkar joined Plantronics in 2011 as Plantronics Vice President, Software and Firmware and was promoted through ever increasing roles and responsibilities to his current role as Senior Vice President of Product Development in 2016. Before joining Plantronics, Mr. Sarkar led the Advanced Technology, Strategy and Corporate Development Team at Polycom in 2011 and worked at Cisco for 14 years leading engineering teams, strategy, worldwide UC standards engagement, mergers and acquisitions, advanced technology for collaboration, and product development in the Cisco Voice Technology Group. Mr. Sarkar holds a M.S. in Computer Science from The Ohio State University and a Bachelor of Science degree in Computer Science from the Indian Institute of Technology, Kharagpur, India.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors in connection with any investment in our stock.  Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general economic, market and industry conditions.  Our business, financial condition, and results of operations could be materially adversely affected if any of the following risks occur.  Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

Adverse or uncertain economic conditions may materially adversely affect us.
Our operations and financial performance are dependent on the global economy. Uncertainty regarding future economic conditions makes it challenging both in the near and long-term to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States in comparison to other geographic and economic regions, pressure on economic growth in Europe, uncertain growth prospects in the Asia Pacific region, as well as anxiety regarding geopolitical conflicts and their short and long-term economic impact, increase the uncertainty and unpredictability for our business as consumers, businesses and governmental agencies periodically and often unpredictably postpone or forego spending. A global economic downturn or erratic or declining business or governmental spending or hiring may reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.
Additionally, to the extent governments implement austerity measures in response to economic conditions, demand for our products by governmental agencies subject to the measures and by customers who derive all or a portion of their revenues from these agencies may decline. Similarly, to the extent uncertainty regarding public debt limits or governmental budgets, particularly in the U.S and Europe, hinder spending by retail consumers, businesses or governmental agencies, sales of our products may be materially harmed or delayed.
Additionally, our customers suffer from their own financial and economic challenges. If global or regional economic conditions deteriorate, whether in general or in specific market segments, one or more customers may demand pricing accommodations, delay payments or become insolvent. It is impossible to reliably determine if and to what extent customers may suffer, whether we will be required to adjust our prices or face collection issues with customers or if customer bankruptcies will occur.
Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:
•variations in the volume and timing of orders received during each quarter;

•	shifts in product, geographic or channel mix;

•	the timing of customers' sales promotions and campaigns;

•	the timing of large customer deployments, including UC infrastructure;

•	the timing of new product introductions by us and our competitors and obsolescence or discontinuance of existing products;

•	competition, including pricing pressure, promotions and campaigns by us, our competitors or our customers;

•	failure to timely introduce new products within projected costs;

•	changes in technology and desired product features, including whether those changes occur in anticipated manners and timeframes;

•	general economic conditions in the U.S. and our international markets, including foreign currency fluctuations;

•	seasonality, including related to our retail channels during the holiday season;

•	customer cancellations and rescheduling;

•	fluctuations in raw materials and components costs; and

•	investments in and the costs associated with new product development and strategic initiatives.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility, including material decreases, in the trading price of our common stock.

The success of our business depends heavily on our ability to effectively market our Enterprise products, and our business could be materially adversely affected if markets do not develop as expected or we are unable to compete successfully.
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
Our ability to realize and achieve positive financial results from Enterprise product sales, and UC sales in particular, could be adversely affected by a number of factors, including the following:

•	As UC becomes more widely adopted, competitors may offer solutions that effectively commoditize our headsets, which, in turn, may pressure us to reduce the prices of one or more of our products.

•
The market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Alcatel-Lucent, and Huawei, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s decision to transition from Lync to Skype for Business in early Fiscal Year 2016 proved to be a more significant market transition than anticipated and caused end customers to pause their deployment schemes or schedules while they assessed the implications of Microsoft’s decision.

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

•
Failure of UC solutions generally, or our solutions in particular, to be adopted with the breadth and speed we anticipate. For example, concerns about data privacy and the security of information and data stored over the Internet and wireless security in general, each of which is further enabled by UC solutions, including our products, have caused entities in various markets to reassess data protection compliance and security safeguards of our devices.

•	Failure of our sales model and expertise to support complex integration of hardware and software with UC infrastructure consistent with changing customer expectations.

•	Increased competition for market share, particularly given that some competitors have superior technical and economic resources enabling them to take greater advantage of market opportunities.

•	Sales cycles for more complex UC deployments are longer as compared to our traditional Enterprise products.

•	Our inability to timely and cost-effectively adapt to changes and future business requirements may impact our profitability in this market and our overall margins.

•
Failure to expand our technical support capabilities to support the complex and proprietary platforms in which our products are and will be integrated as well as increases in our support expenditures over time.

If our investments in, and strategic focus on, Enterprise products and UC products, in particular, do not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.
If we fail to accurately forecast demand we may under or overestimate production requirements resulting in lost business or write offs of excess inventory which may materially harm our business, reputation and results of operations.
Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, and changes in demand. Production levels are forecasted based on anticipated and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products 13 weeks or more in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.
Conversely, overestimating demand could result in higher inventories of materials and components and finished products, which may later require us to write off all or a material portion of our inventories. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may materially adversely affect our results of operations.

For instance, periodically, we or our competitors announce new products, capabilities, or technologies that replace or shorten the life cycles of legacy products or cause customers to defer or stop purchasing legacy products until new products become available. Additionally, new product announcements may incite customers to increase purchases of successful legacy products as part of a last-time buy strategy, thereby increasing sales in the short-term while decreasing future sales and delaying new product adoption. These risks increase the difficulty of accurately forecasting demand for discontinued and new products as well as the likelihood of inventory obsolescence, loss of revenue and associated gross profit.
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
Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of materials and components as well as finished products of acceptable quality at acceptable prices. We buy materials and components from a variety of suppliers and assemble them into finished products. In addition, certain of our products and key portions of our products lines are manufactured for us by third party original design and contract manufacturers ("ODMs") who obtain materials and sub-components from long and often complex chains of sub-suppliers. The cost, quality, and availability of the services, materials and components and finished products these ODMs and third parties supply are essential to our success.
Our reliance on these ODMs and third parties therefore involves significant risks, including the following:

•
We rely on suppliers for critical aspects of our business. For instance, we obtain a majority of our Bluetooth products from GoerTek, Inc. Suppliers such as GoerTek may choose to discontinue supplying materials and components or finished products to us for a variety of reasons, including availability and price. Although we design products for durability and long life cycles with an emphasis on common components across multiple product lines, the accelerating pace of technological advancement by our suppliers frequently makes it more difficult to continue to procure essential components like integrated circuits for those of our products already in the market. Consequently, the failure to obtain key components to meet customer demand may (i) require us to obtain a replacement supply of satisfactory quality which may be difficult, time-consuming, or costly, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing or render us unable to meet customer demand, or (iv) require us to make large last-time buys based on speculative long-term forecasts in excess of our short-term needs, holding materials and components or finished products in inventory for extended periods of time or underestimating our needs and being unable to meet customer demand. Consequently, if one or more suppliers is unable or unwilling to meet our demand, delivery, or price requirements, our business and operating results could be materially adversely affected.

•
Although we endeavor to use standard materials and components in our products whenever feasible, the lack of viable alternative sources or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source for silicon chips, chip-sets, or other materials and components in one or more products. Moreover, lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such materials and components make up an increasingly larger portion of our product costs.  Additionally, many orders for consumer products have shorter lead times than component lead times, making it necessary for us or our suppliers to carry more inventory in anticipation of orders, which may not materialize.

•
A substantial portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to the materials and components until they are consumed in the production process. Prior to consumption, title and risk of loss remains with the suppliers. Our supply agreements generally allow us to return parts in excess of maximum order quantities at the suppliers’ expense. Returns for other reasons are negotiated with suppliers on a case-by-case basis and are generally immaterial. If we are required or choose to purchase all or a material portion of the consigned materials and components or if a material number of our suppliers refuse to accept orders on consignment, our inventory turn rate may decline or we could incur material unanticipated expenses, including write-downs for excess and obsolete inventory.

•
Rapid increases in production levels to meet product demand, whether or not forecasted, could result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, any of which could materially negatively impact our revenues, reduce profit margins, and harm relationships with affected customers. For instance, in Fiscal Year 2015, sales of our BackBeat Fit were constrained by limited sub-component supply availability. If similar constraints were to occur in existing or future product lines our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. Moreover, our failure to timely deliver desirable products to meet demand may harm relationships with our customers. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Any of the foregoing could materially and adversely affect our business, financial condition, and results of operations.

Prices of certain raw materials and components may rise depending upon global market conditions which may adversely affect our margins.
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
We have strong competitors and expect to face additional competition from existing and new market participants in the future. If we are unable to compete effectively, our results of operations may be adversely affected.
All of the markets in which we sell our products are intensely competitive and market leadership may change as a result of new product introductions, new market participants and pricing. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality. Also, aggressive industry pricing practices may result in decreasing margins.
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
Competitors in audio devices vary by product line.  For sales of our Enterprise products, including UC, our largest competitors include GN and Sennheiser Communications. In our Consumer market, our mono Bluetooth communication headsets for cell phones compete with GN's Jabra brand, Motorola, Samsung, and LG, among many others. Many of these competitors have substantially greater resources than us, and each has an established market position. For our Stereo Consumer products, our primary competitors include Apple, Sennheiser, Beats, LG, Logitech, Samsung and Bose. In the gaming category of our Consumer products market, our primary competitors are Turtle Beach, Skullcandy, Logitech and Razer.
We face additional competition from companies, principally located in or originating from the Asia Pacific region, which offer very low cost products, including headsets modeled on, direct copies of, or counterfeits of our products. Furthermore, online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If headset prices are substantially reduced by new or existing market participants, our business, financial condition, or results of operations could be materially and adversely affected.
Likewise, if we do not distinguish our products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our products may become commoditized and our business could be harmed.  In addition, failure to effectively market our products to customers could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could also have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Competition in the markets for our Consumer products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, is intense and presents many significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth continues to decrease, which is at least partially attributable to the integration of Bluetooth systems into automobiles. The market for stereo Bluetooth headsets continues to grow rapidly, although it remains dominated by lifestyle brands. Our market share has been and is significantly larger in the mono Bluetooth than stereo Bluetooth market and thus far we have been unable to sufficiently increase share in the stereo Bluetooth market to offset decreases in the mono Bluetooth market.

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
Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD and purchase a majority of our component parts from our supply chain in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). If the USD strengthens further, it could further harm our financial condition and and operating results in the future. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, which may result in our lowering or raising selling prices in one or more currencies to minimize disparities with USD prices and to respond to currency-driven competitive pricing actions. Should the dollar remain strong or strengthen further against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for customers in the affected regions. Price increases may be unacceptable to our customers who could choose to replace our products with less costly alternatives in which case our sales and market share will be adversely impacted. If we reduce prices to stay competitive in the affected regions, our profitability may be harmed.
Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increases pricing pressure and allows unauthorized third party “grey market” resellers to take advantage of price disparities, thereby undermining our premium brand image, established sales channels, and support and operations infrastructure. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, the majority of our suppliers are located internationally, principally in Asia, and volatile or sustained increases or decreases in exchange rates between the U.S. Dollar and Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.
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
We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and maintain foreign currency forward contracts denominated in Euros, GBP, Australian and Canadian Dollars that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements, particularly if the fluctuations are significant or sustained, and we do not execute hedging contracts in all currencies in which we conduct business. There is no assurance that our hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD. See Item 7A for further quantitative information regarding potential foreign currency fluctuations.
In May 2015 we issued $500.0 million of 5.50% senior unsecured notes and entered into an Amended and Restated $100.0 million revolving line of credit facility. Issuance of the notes and any draws against the credit facility may adversely affect our future financial condition and financial results.
As of April 1, 2017, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association. Risks relating to our long-term indebtedness include:

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

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable; and

•	Our inability to repay or refinance the then-outstanding principal balance of the Notes on maturity.

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
If any of the foregoing risks occur, we may be unable to pay any indebtedness, including interest, when due, and may be required to curtail activities to comply with our obligations under the senior unsecured notes. Additionally, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. The rating agencies measure us by our performance against certain financial metrics. If we do not meet these metrics there is a risk the rating agencies may downgrade our rating. Under certain circumstances, if our credit ratings are downgraded or other negative action is taken, our ability to obtain additional financing in the future could be diminished and could affect the terms of any such financing. If any of those things occur, our financial condition and results of operations may be adversely affected.
We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will declare future dividend payments at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our credit agreement or incur indebtedness and may not achieve our objectives.
In March 2015, we announced a new corporate return of capital policy with the long-term goal of increasing the return of cash to stockholders to approximately 60% of free cash flow, defined as total operating cash flow less capital expenditures. We intend to achieve this goal primarily through stock repurchases and quarterly dividends. Over the last two fiscal years we have repurchased 9.8 million shares and consistently declared quarterly dividends of $0.15 per share. To finance a material portion of our stock repurchases in Fiscal Year 2016, we used our revolving line of credit agreement with Wells Fargo Bank as well as the issuance of the senior unsecured notes.
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
Additionally, in order to continue our stock repurchases and dividend declarations, we may need to draw against available funds under our credit agreement or incur additional indebtedness, any of which may obligate us to pay interest, require payment of other expenses, and may not be available to us or available on terms we deem acceptable. Accordingly, there is no assurance that we will continue to repurchase stock at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price.
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
Moreover, the potential for new and emerging technologies to disrupt one or more of our material market categories continues to grow. We cannot assure that we will successfully anticipate or respond to new and emerging challenges in a timely or competitive basis or at all which could significantly harm our business and financial results.
The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends;

•	Develop innovative new products and enhancements on a timely basis;

•	Distinguish our products from those of our competitors;

•	Create industrial designs that appeal to our customers and end-users;

•	Create and monetize software solutions that provide analytics from headsets and allow businesses to improve IT and employee performance through insights derived from our analytics;

•	Manufacture and deliver high-quality products that are simple to operate in sufficient volumes and acceptable margins;

•	Price our products competitively;

•	Hire and retain qualified personnel in the highly competitive field of software development;

•	Provide timely, effective and accurate technical product support to our customers; or

•	Leverage new and existing channel partners effectively.

If we are unable to develop, manufacture, market, and introduce enhanced or new products in a timely manner in response to changing market conditions or customer requirements, including new and disruptive technologies and changing fashion trends and styles, our business, financial condition, and results of operations will be materially adversely affected.
Our new and evolving service offerings, including Software-as-a-Service (SaaS), are strategically important to our future growth and profitability and our business may be harmed or our revenues and profitability materially hurt if we fail to successfully bring new offerings to market.
Our future growth and profitability are tied to our ability to successfully bring new and innovative services offerings like our SaaS subscription services to market. This offering and others are in the early stages of development and we are investing significant time, resources and money into them without any assurance they will succeed. Moreover, we expect that as we continue to explore, develop and refine new offerings they will continue to evolve, may not generate sufficient interest by end customers, may create channel conflicts with our existing hardware distribution partners, and we may be unable to compete effectively, generate significant revenues or achieve or maintain acceptable levels of profitability to justify their effort.

Additionally, our organizational experience with cloud services offerings is limited. We are also substantively reliant on third party service providers for significant aspects of our offerings and over whom we have little or no market power regarding pricing, support, service levels and compliance. If we do not successfully execute our cloud strategy or anticipate the needs of our customers, our credibility as a cloud services provider could be questioned and our prospects for future revenue growth and profitability may never materialize.
Moreover, if our new and evolving business models offerings achieve market acceptance, they may have a long-term positive effect on our operations and accelerate end customer adoption of UC technology. However, differences in revenue recognition treatment may cause short-term revenue declines or increase expenditures for operational, administrative and technical support that may adversely impact our operations or negatively reflect on our overall growth.

Accordingly, if we fail to successfully launch, manage and maintain our new and evolving services offerings future revenue growth and profitability may be materially restricted and our business significantly harmed.
We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside the U.S., and a significant amount of our revenues are generated internationally, each of which subjects our business to risks of international operations.
We own and operate a manufacturing facility in Tijuana, Mexico, which is responsible for assembly of a significant portion of our Enterprise products from materials and components sourced in Asia from various suppliers, contact manufacturers, and other vendors. Additionally, our Tijuana facility is primarily responsible for the packaging and final processing of most of our Consumer products after manufacturing and assembly by third parties, many of which are located in Asia. Also, we generate a significant amount of our revenues from foreign customers.
Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates;

•	Cultural differences in the conduct of business;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	The impact of recessionary, volatile or adverse global economic conditions;

•	Reduced intellectual property rights protections in some countries;

•	Different and changing regulatory requirements;

•	The implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries;

•	Unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union;

•	Tariffs, taxes and other trade barriers, particularly in developing nations such as Brazil, India, and others;

•	Political conditions, health epidemics, civil unrest, or criminal activities within countries in which we operate;

•	The management, operation, and expenses associated with an enterprise spread over various countries;

•	The burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	Currency restrictions; and

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

Additionally, proposals to impose tariffs, border taxes, and other actions related to the importation of goods from Mexico as well as renegotiate the North American Free Trade Agreement with Mexico and Canada have been suggested by the United States Government. Considering the nature and extent of our operations in Tijuana, our revenues and results of operations may be materially and adversely impacted should any legislation or executive actions take effect that limit the amount and types of goods imported from Canada or Mexico or increase the cost of goods imported from either or both of those countries. Alternatively, we may deem it is necessary to alter all or a portion of our domestic and international activities in response to legislation or executive actions which may increase our capital and operating costs both in the short and long-term.
The above-listed and other inherent risks of international operations could materially and adversely affect regional economic activity and business operations in general, which in turn may harm our business, financial condition, and results of operations.

Historically, we have sold our products through various distribution channels that can be volatile. As we expand our offerings to include more services, the nature and type of our distribution networks needed to effectively sell them are likely to diverge from our historical hardware channels. Any failure to establish and maintain successful relationships with our channel partners could materially adversely affect our business, financial condition, or results of operations. In addition, customer bankruptcies or financial difficulties may impact our business.
Historically, we have sold substantially all of our hardware products through distributors, retailers, OEMs, and telephony service providers. Effectively managing these relationships and avoiding channel conflicts is challenging. Our existing relationships with these parties are generally not exclusive and can be terminated by us or them without cause on short notice. These customers also sell or may sell products offered by our competitors. To the extent our competitors offer more favorable terms or more compelling products, our customers may not recommend, de-emphasize, or discontinue carrying our products. Moreover, our OEMs may elect to manufacture their own products similar to those we offer.
Additionally, it is becoming easier for small online sellers to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices. In turn, our traditional resellers may demand lower selling prices from us, more cooperative and marketing incentives, reduce their sales support needed to maintain our premium brand image, discontinue carrying our products and other similar adverse actions. As we begin to expand our offerings to include services, many of our historical channel partners may be unwilling or unable to market our services forcing us to establish new or different relationships. Further, increased competition among resellers may cause some of our resellers and partners to experience financial difficulties or force them to shut down, decreasing our channels to market. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to expand our distribution channels and sales models could materially adversely affect our business, financial condition, or results of operations.
Also, in order to provide us with greater insight into the characteristics and motivations of our distribution channels as well as the needs of our end customers and to better incentivize our sales partners and promote our products to end customers, we have begun regional implementation of an authorization program as well as a back end rebate program. Under the authorization program, distributors and resellers are asked to enter into agreements or supplement existing agreements in connection with the sale of all or a portion of our products. The back end rebate program ties payment of post-sale discounts to distributor program compliance obligations. These programs are new and our partners may deem them difficult, time-consuming or disruptive, or the terms of the programs or our agreements unacceptable.
Additionally, in North America we have implemented an electronic minimum advertised pricing policy applicable to a number of new and future products as well as certain legacy products. The policy allows us to limit and reject orders from resellers who fail to promote and maintain the premium image of our brand and products by advertising online prices for covered products below prices we establish and periodically adjust. Enforcement of the policy may result in lost sales and harm our business relationships and reputation, potentially materially, with one or more customers or resellers.
Moreover, we have an extensive global distribution network of distribution partners making it difficult to identify and enforce contractual breaches and violations of law including, without limitation, import and export violations, extraterritorial or “grey market” sales, sales to unauthorized, unqualified and disreputable resellers, copyright and trademark violations and other similar activities. The advent of global Internet-based commerce and sharp decreases in the cost to quickly ship products internationally has exacerbated the problem, increasing the likelihood of commoditization of our products and harming our premier image with reputable resellers and end user customers.
If the number and quality of our distributors and resellers declines or we are unable to establish and maintain relationships with distributors and resellers for our new offerings, our business, financial condition, and results of operations could be materially, adversely affected.
We have a number of large customers with substantial market power whose ability to demand pricing and promotion concessions as well as other unfavorable terms makes sales forecasting difficult and harms our profitability.
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

Furthermore, many customers with whom we conduct business are quite large with substantial buying power or who have strategic importance to our product marketing objectives. Many use their buying power or strategic importance to mandate onerous terms and conditions to conduct business including unfavorable payment terms, late and inaccurate shipping fees and penalties, generous return rights, most favored pricing, and mandatory marketing and promotional fees. These terms are often non-negotiable and are frequently broad, ambiguous and inconsistent across customers making compliance complex and subject to interpretation. If our compliance with these or similar future provisions are incorrect or inadequate, we could be liable for breach of contract damages or our reputation with one or more key customers could be materially adversely harmed, either of which could have an adverse effect on our financial condition or results of operations.
The increased use of software in our products could impact the way we recognize revenue which, if material or done incorrectly, could adversely affect our financial results.
We are increasingly incorporating advanced software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades and developing Internet based software-as-a-service offerings that provide additional value that complements our headsets. As the nature and extent of software integration in our products increases or if sales of standalone software applications or services become material, the way we report revenue related to our products and services could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two. Moreover, the software and services revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies, particularly to new and unique products or services offerings, we may incorrectly report revenues in one or more reporting periods. If this were to occur and the error was material, we may be required to restate our financial statements, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.
As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and address our non-strategic product categories and products through various options including divestiture and cessation of operations. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will consider growth through acquisition or investment, including through joint ventures. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Such endeavors and acquisitions will involve significant risks and uncertainties which may include:

•	Distraction of management from current operations;

•	Greater than expected liabilities and expenses;

•	Inadequate return on capital;

•	Insufficient sales and marketing expertise requiring costly and time-consuming development and training of internal sales and marketing personnel as well as new and existing distribution channels;

•	Certain structures such as joint ventures may limit management or operational control because of the nature of their organizational structures;

•	Difficulties integrating acquired operations, products, technology, internal controls, personnel and management teams;

•	Dilutive issuances of our equity securities and incurrence of debt;

•	Litigation;

•	Prohibitive or ineffective intellectual property rights or protections;

•	Unknown market expectations regarding pricing, branding and operational and logistical levels of support;

•	Uncertain tax, legal and other regulatory compliance obligations and consequences;

•	New and complex data collection, maintenance, privacy and security requirements; and

•	Other unidentified issues not discovered in our investigations and evaluations.

Moreover, any acquisitions may not be successful in achieving our desired strategic, product, financial or other objectives or expectations, which would also cause our business to suffer. Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation.

Our new service offerings require significant upfront investments and may not be successful.

We have announced or are exploring new service offerings including software-as-a-service, device-as-a-service and Soundscaping. Although, elements of each of these services are founded on intellectual property or one or more areas in which we believe we have expertise, they remain complex undertakings different in material respects from our historical hardware design, development and sales model. For example, while software-as-a-service has become a familiar business model generally, recurring revenue subscription services are new to us and involve unique development, accounting and support. Moreover, device-as-a-service and Soundscaping are not nearly as well-known or understood generally. Device-as-a-service in particular involves significant up-front costs, limited product recovery options and may require significant sales and marketing educational campaigns both internally and throughout our distribution channels. Furthermore, each of these services remain in the early stages of development and will require significant time, effort and costs to develop before we can determine their likelihood of market success.

If we fail to anticipate the time, effort and cost to develop and maintain new business strategies, we do not timely meet market expectations for commercial availability, our service and support proves unreliable, or we are unable to offer these services at acceptable profit margins, our existing and future business, financial condition, and results of operations could be materially, adversely affected.

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
Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. These claims or allegations may relate to intellectual property that we develop or that is incorporated in the materials or components provided by one or more suppliers. As we have grown, intellectual property rights claims against us and our suppliers have increased. There has also been a general trend of increasing intellectual property infringement claims against corporations that make and sell products. Our products, technologies and the components and materials contained in our products may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. Many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. To the extent claims against us or our suppliers are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products or materials or components included in those products, which may significantly increase our operating expenses. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a material adverse impact on our operating results.

We must comply with various regulatory requirements, and changes in or new regulatory requirements may adversely impact our gross margins, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived quality of our products are negatively impacted.
Our products must meet existing and new requirements set by regulatory authorities in each jurisdiction in which we sell them. For example, certain of our Enterprise products must meet local phone system standards. Certain of our wireless products must work within existing permitted radio frequency ranges. Moreover, competition for limited radio frequency bandwidth as a result of an increasing use of wireless products increases the risk of interference or diminished product performance. For instance, in the U.S. the increase in the number of products operating in the unlicensed 903-928 megahertz radio frequency range using significantly higher power than our wireless products and those of many other users of the unlicensed frequency range may cause our wireless products to experience interference which, if material, may harm our reputation and adversely affect our sales.
As regulations and local laws change, new regulations are enacted and competition increases, we may need to modify our products to address those changes. Regulatory restrictions and competition may increase the costs to design, manufacture, and sell our products, resulting in a decrease in our margins or a decrease in demand for our products if we attempt to pass along the costs. Regulations may also negatively adversely affect our ability to procure or manufacture raw materials and components necessary for our products. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants transfer products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause us to suffer other adverse consequences.
We are regularly subject to a wide variety of litigation including commercial and employment litigation as well as claims related to alleged defects in the design and use of our products.
We are regularly subject to a wide variety of litigation including claims, lawsuits, and other similar proceedings involving our business practices and products including product liability claims, labor and employment claims, and commercial disputes. The number and significance of these disputes and inquiries have increased as our company has grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.
For instance, the sales of our products expose us to the risk of product liability, including hearing loss claims. Additionally, our mobile headsets are used with mobile telephones and there has been public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. Likewise, research could establish a link between radio frequency emissions and corded or wireless headsets or we could become a party to litigation claiming such a link.
There is also continuing public controversy over the use of mobile phones by operators of motor vehicles and we may be subject to allegations that use of a mobile phone in combination with a headset contributed to a motor vehicle accident.
In addition, we have been sued by employees regarding our employment practices and business partners regarding contractual rights and obligations. We have also been sued by a competitor, GN Netcom, Inc., regarding alleged violations of certain laws regulating competition and business practices, which lawsuit is more specifically described in Part I, Item 3 (Legal Proceedings) and Part II, Item 8, Note 8 (Commitments and Contingencies) of this Annual Report on Form 10-K. Related to the litigation with GN, the Company has also received a Notice of Proposed Debarment from the General Services Administration ("GSA") which matter is more specifically described in Part I, Item 3 (Legal Proceedings). If we are unsuccessful in our engagement with the GSA and a suspension or debarment is implemented, our revenues may decrease and our reputation may be harmed which, if material, may adversely impact our revenues and results of operations.
Frequently, the outcome and impact of any claims, lawsuits, and other similar proceedings cannot be predicted with certainty. Moreover, regardless of the outcome such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways. Any of these consequences could materially harm our business.
We maintain product liability insurance, general liability and other forms of insurance in amounts we believe sufficient to cover reasonably anticipated claims, including some of those described above; however, the coverage provided under the policies could be inapplicable or insufficient to cover the full amount of any one or more claims. Consequently, claims brought against us, whether or not successful, could have a material adverse effect upon our business, financial condition, and results of operations.

Our stock price may be volatile and the value of an investment in our stock could be diminished.
The market price for our common stock has been affected and may continue to be affected by a number of factors, including:

•	Uncertain global and regional economic and geopolitical conditions, including slow or stagnant growth, inflationary pressures, political or military unrest;

•	Failure to meet our forecasts or the expectations and forecasts of securities analysts;

•	Changes in our guidance or announced forecasts that may or may not be consistent with the expectations of analysts or investors;

•	Quarterly variations in our or our competitors' results of operations and changes in market share;

•	The announcement of new products, product enhancements, or partnerships by us or our competitors;

•	Our ability to develop, introduce, ship, and support new products and offerings and product enhancements and manage product transitions and recalls, if any;

•	Repurchases of our common shares under our repurchase plans or public announcement of our intention not to repurchase our common shares;

•	Our decision to declare dividends or increase or decrease dividends over historical rates;

•	The loss of services of one or more of our executive officers or other key employees;

•	Changes in earnings estimates, recommendations, or ratings by securities analysts or a reduction in the number of analysts following our stock;

•	Developments in our industry, including new or increased enforcement of existing governmental regulations related to our products and new or revised communications standards;

•
Concentrated ownership of our common stock by a limited number of institutional investors that may limit liquidity for investors interested in acquiring or selling positions in our common stock, particularly substantial positions;

•	Sales of substantial numbers of shares of our common stock in the public market by us, our officers or directors, or unaffiliated third parties, including institutional investors;

•	General economic, political, and market conditions, including market volatility;

•	Litigation brought by or against us; and

•	Other factors unrelated to our operating performance or the operating performance of our competitors.

Our business could be materially adversely affected if we lose the benefit of the services of key personnel or if we fail to attract, motivate and retain talented new personnel.
Our success depends to a large extent upon the services of a limited number of executive officers and other key employees. The loss of the services of one or more of our executive officers or key employees, whether or not anticipated, could have a material adverse effect upon our business, financial condition, and results of operations. We also believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled technical, management, sales, and marketing personnel. Competition for such personnel is intense and the salary, benefits and other costs to employ the right personnel may make it difficult to achieve our financial goals. Consequently, we may not be successful in attracting, motivating and retaining such personnel, and our failure to do so could have a material adverse effect on our business, operating results, or financial condition.
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

We have $15.6 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.
As a result of past acquisitions we have $15.6 million of goodwill and other intangible assets on our consolidated balance sheet as of April 1, 2017.  It is impossible at this time to determine if any future impairment charge could occur or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.
Regulation and unauthorized disclosure of customer, end-user, business partner and employee data could materially harm our business and subject us to significant reputational, legal and operational liabilities.

We are subject to an innumerable and ever-increasing number of global laws relating to the collection, use, retention, security, and transfer of personally identifiable information (“PII”) about our customers, end-users of our products, business partners and employees globally. Data protection laws may be interpreted and applied inconsistently from country to country and often impose requirements that are inconsistent with one another. In many cases, these laws apply not only to third-party transactions, but also to transfers of information internally and by and between us and other parties with whom we have commercial relations. These laws continue to develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products and services we offer including, without limitation, our software-as-a-service and Soundscaping subscription services.

Regulatory scrutiny of privacy, data protection, use of data and data collection is increasing on a global basis. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant damages, fines and penalties. In addition, compliance with these laws may restrict our ability to provide services our customers, business partners and employees find valuable. A determination that there have been violations of privacy laws relating to our practices could expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business and subject us to reputational, legal and operational liabilities.

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of PII. Any failure, or perceived failure, by us to comply with our posted policies or with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If customers or end users were to reduce their use of our products and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

If we are unable to protect our information systems against service interruption, internal and external misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.
We rely on networks, information systems, and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including our software-as-a-service, human resources, procurement, manufacturing, sales, distribution, invoicing, and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations, such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "network incidents"). Our computer systems have been, and will likely continue to be, subject to network incidents. While, to date, we have not experienced a network incident resulting in material impairment to our operations, nor have we experienced material intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to invest in personnel, technologies, and training to prepare for and reduce the adverse consequences of such attacks, these investments are expensive and do not guarantee that such attacks will be unsuccessful, either completely or partially.

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
Additionally, regardless of the security measures we may employ, our systems and data remain vulnerable to theft, loss and destruction, fraud, unintentional disclosure, errors and similar disruptive activities from current and former employees. Although we have controls in place intended to discourage and detect these types of problems in accordance with industry standards, no system of controls is perfect and issues are likely to arise. If the problems are material, our reputation may be damaged, we may be exposed to litigation, our sales may be harmed and our business and financial results could be adversely impacted.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2017:

Location	Square Footage	Lease/Own	Primary Use
Santa Cruz, California	163,328	Own	Sales & Marketing, Engineering, Administration, Light Assembly
Santa Cruz, California	20,325	Lease	Light Assembly, Sales, Engineering, Administration
Tijuana, Mexico	792,304	Own	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and TAC.
San Diego, California	23,368	Lease	Industrial and Office Space
Chattanooga, Tennessee	10,125	Own	Light Assembly, Sales and Marketing, Engineering, Administration, and TAC (Technical Assistance Center)
Hoofddorp, Netherlands	57,985	Own	Executive Briefing Center, Sales, Marketing, Administration, and TAC
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration, IT
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

ITEM 3.  LEGAL PROCEEDINGS

On October 12, 2012, GN Netcom, Inc. (“GN”) sued Plantronics, Inc. in the United States “U.S.” District Court for the District of Delaware, case number 1:12cv01318, alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleges four causes of action: Monopolization, Attempted Monopolization, Concerted Action in Restraint of Trade, and Tortious Interference with Business Relations. GN claims that we dominate the market for headsets sold into contact centers in the U.S. and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserts that we attract SIDs through Plantronics Only Distributor Agreements and alleges that the use of these agreements is allegedly illegal. We deny each of the allegations in the complaint and are vigorously defending ourselves. See Note 8, Commitments and Contingencies, of our Notes to Consolidated Financial Statements in this Form 10-K.
On July 6, 2016, the U.S. District Court in GN Netcom, Inc. v. Plantronics, Inc. ordered the following sanctions against us as they relate to certain discovery matters in the litigation: (1) monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the discovery disputes leading to the motion for sanctions; (2) punitive sanctions in the amount of $3 million; (3) possible evidentiary sanctions; and (4) instructions to the jury that it may draw an adverse inference that emails destroyed by us would have been favorable to GN’s case and/or unfavorable to our defense. As a result, during the three months ended June 30, 2016, we accrued $3 million for the punitive sanctions and an additional $2 million, representing our best estimate of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions, for a total of $5 million.  We paid the $3 million in punitive damages to GN on or about September 1, 2016 and paid the remaining balance, which was reduced to $1.9 million, on December 7, 2016.

By letter dated May 1, 2017, we received a Notice of Proposed Debarment from the General Services Administration (“GSA”) informing the Company that the GSA has proposed that we be debarred from participation in Federal procurement and non-procurement programs based on the spoliation order issued in the GN litigation matter. We plan immediately to engage with the GSA to demonstrate that we are a responsible contractor and that a suspension or debarment is neither necessary to protect the government nor warranted. The matter is ongoing.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2017
First Quarter	$37.28	$45.40
Second Quarter	$42.47	$52.33
Third Quarter	$45.77	$55.65
Fourth Quarter	$52.60	$57.47
Fiscal Year 2016
First Quarter	$52.32	$58.09
Second Quarter	$51.15	$58.08
Third Quarter	$47.81	$54.93
Fourth Quarter	$32.55	$48.54

As of May 8, 2017, there were approximately 44 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 31, 2017, the last trading day of Fiscal Year 2017, the last sale reported on the NYSE for our common stock was $54.11 per share.

Cash Dividends

Quarterly dividends paid per share in Fiscal Years 2016 and 2017 were $0.15, resulting in total payments of $21.1 million and $20.0 million, respectively. On May 1, 2017, the Audit Committee approved the payment of a dividend of $0.15 per share on June 9, 2017 to holders of record on May 19, 2017.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of Fiscal Year 2017:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [4]
January 1, 2017 to January 28, 2017	2,554	[3]	$—	—	869,835
January 29, 2017 to February 25, 2017	1,092	[3]	$—	—	869,835
February 26, 2017 to April 1, 2017	1,693	[3]	$—	—	869,835

[1]	On July 29, 2016, the Board of Directors authorized a new program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[4]	These shares reflect the available shares authorized for repurchase under the July 29, 2016 program.

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

	Fiscal Year Ended March 31,
	2013[1]	2014	2015[2]	2016[3]	2017

STATEMENT OF OPERATIONS DATA:
Net revenues	$762,226	$818,607	$865,010	$856,907	$881,176
Operating income	$138,097	$140,124	$149,085	$108,041	$125,076
Operating margin	18.1%	17.1%	17.2%	12.6%	14.2%
Income before taxes	$138,425	$141,139	$145,251	$82,176	$101,665
Net income	$106,402	$112,417	$112,301	$68,392	$82,599
Basic earnings per share	$2.55	$2.65	$2.69	$2.00	$2.56
Diluted earnings per share	$2.49	$2.59	$2.63	$1.96	$2.51
Cash dividends declared per common share	$0.40	$0.40	$0.60	$0.60	$0.60
Shares used in basic per share calculations	41,748	42,452	41,723	34,127	32,279
Shares used in diluted per share calculations	42,738	43,364	42,643	34,938	32,963
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$345,357	$335,421	$374,709	$395,317	$480,149
Total assets	$764,605	$811,815	$876,042	$933,437	$1,017,159
Long-term debt, net of issuance costs	$—	$—	$—	$489,609	$491,059
Revolving line of credit	$—	$—	$34,500	$—	$—
Other long-term obligations	$12,930	$15,544	$19,323	$23,994	$26,774
Total stockholders' equity	$646,447	$698,664	$727,397	$312,399	$382,156
OTHER DATA:
Cash provided by operating activities	$125,501	$141,491	$154,438	$146,869	$137,971

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal Years 2017 and 2015 each had 52 weeks and ended on April 1, 2017, and March 28, 2015, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  In addition, we manufacture and market specialty telephone products under our Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), gaming headsets, and products for the hearing impaired under our Clarity brand.

Net Revenues (in millions)	Operating Income (in millions)

Compared to the prior year, net revenues increased 2.8% to $881.2 million. The increase in net revenues was primarily driven by higher revenues within our Consumer product category, which grew by 9.7% or $22.3 million from the prior fiscal year. Revenues within our Enterprise product category increased slightly, up 0.3% or $2.0 million from the prior fiscal year.

Operating profit increased 15.8% from the prior year to $125.1 million or 14.2% of net revenues, driven primarily by the non-recurrence of restructuring expenses incurred in the Fiscal Year 2016.

Our primary focus, long-term growth opportunities, strategic initiatives, and majority of our revenue and profits are in our Enterprise business. Within the market for Enterprise products, we anticipate the key driver of revenue growth and profit opportunity over the next several years will be UC audio solutions.  We believe UC systems are being increasingly adopted by enterprises to reduce costs, improve collaboration, and migrate technology from older, legacy systems.  We expect growth of UC will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise product category over the next three years to come from headsets designed for UC.

Revenues from our Consumer products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as the market acceptance of new product introductions, changes in consumer confidence and other macroeconomic factors, product life cycles (including the introduction and pace of adoption of new technology), and the competitive retail environment.

Revenues in our stereo Bluetooth and gaming categories increased when compared to the prior fiscal year, driven primarily by the broadening of our stereo and gaming product lines, and the introduction of our products into new geographic regions. We anticipate that these newer products and other planned investments in the Consumer category will allow us to better compete in targeted consumer product segments. Within Consumer, we experienced double-digit revenue growth in both our stereo and gaming product categories; the key driver for growth in stereo was improved product placement at large retailers and for gaming, the introduction of new products placed at large retailers. While we achieved strong percentage growth in each of these product categories, stereo provided a larger contribution to net revenues given its relative size when compared with gaming. Despite the growth in revenue from stereo and gaming products, our Consumer business continues to be impacted by the overall decline in the mono Bluetooth market. Revenues from our mono Bluetooth products declined slightly compared to the prior fiscal year and we believe the market for these solutions will continue to decline. Accordingly, we are focusing our product investments in categories that are growing such as active stereo and gaming, with less investment in the declining mono category. We are also working to deliver higher product margins in Consumer as part of our focus on improving consolidated profitability.

We continue to invest in new ideas and technology to create additional growth opportunities, some of which complement our existing headset business, such as our new software-as-a-service ("SaaS") offering introduced this fiscal year.  We believe we have a unique opportunity as this market develops. The SaaS offering works in tandem with our headsets, which we believe will enhance customer loyalty and increase sales for both offerings.  In addition, it introduces a steady recurring revenue stream over time.  The clear challenge with this new offering is that we are early to market and therefore, may struggle with gaining market acceptance.  We are still in the process of enhancing our SaaS offering to deliver more feature-rich services and we may fail to execute on delivering features that gain market acceptance. We may find we need to make significant investments in our channel model to support this annuity offer. We might also find the most viable route-to-market is in combination with our hardware, which might require us to defer some hardware revenue. Since SaaS is new for Plantronics, there may be other technical and operational risks that could cause us to slow the introduction of the services or even withdraw them from the market on a temporary basis. While we have confidence in the value and viability of our SaaS offering, we are also learning through innovation, including actively managing the risks that such innovation entails. Finally, while customer response to our SaaS offering has been better than anticipated, revenues to date are not material as we are still in the process of building both the channel and market; with many customers still in a trial period. As such, while we anticipate this offering will significantly benefit our growth in the long term, we believe growth in this line of business may be slower in the near term.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We will continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities such as innovative product development in our core research and development efforts, including the use of software and services as part of our portfolio. UC and SaaS are the central focus of our sales force, marketing group, and other customer service and support teams as we continue investing in key strategic alliances and integrations with major UC vendors, and work to expand the market opportunity for our SaaS offering.

RESULTS OF OPERATIONS

Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales of Consumer products into the retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year. The following graphs display net revenues by product category for Fiscal Years 2015, 2016, and 2017:

Net Revenues (in millions)

Revenue by Product Category (percent)
Net revenues increased in Fiscal Year 2017 compared to the prior fiscal year due to higher revenues within our Consumer product category driven by the launch of new and updated products. Net revenues within our Enterprise product category were up slightly, driven by solid growth in our UC product category partially offset by a decline in our Core Enterprise product category. The impact to net revenues resulting from changes in foreign exchange rates was not material in Fiscal Year 2017.

Our net revenues decreased in Fiscal Year 2016 compared to Fiscal Year 2015 due largely to a decline in Consumer revenues, which was mainly attributable to the shrinking mono Bluetooth market. This decline was partially offset by slight growth in our Enterprise revenues driven by an increase in demand for UC products resulting from continued adoption of UC voice solutions in the marketplace, partially offset by a slight decline in Core Enterprise. In addition, compared to Fiscal Year 2015, net revenues in Fiscal Year 2016 were negatively impacted by a stronger U.S. Dollar ("USD") compared to the other foreign currencies in which we sell, driving an approximate $27 million decrease in net revenues, net of the effects of hedging.

The following graphs display net revenues by domestic and international split, as well as by percentage of total net revenue by major geographic region:

Geographic Information (in millions)

Revenue by Region (percent)

As a percentage of total net revenues, U.S. net revenues decreased slightly in Fiscal Year 2017 compared to Fiscal Year 2016 due to a decline in sales of our Core Enterprise products, partially offset by solid growth in our UC products. International net revenues for Fiscal Year 2017 increased from the prior fiscal year due to solid growth in our UC product revenues and Consumer product sales, partially offset by lower sales volumes in our Core Enterprise category.

As a percentage of total net revenues, U.S. net revenues decreased slightly compared with international revenues in Fiscal Year 2016 compared to Fiscal Year 2015. The decrease in absolute dollars in U.S. net revenues was driven primarily by weaker Consumer revenues primarily as a result of the declining mono Bluetooth market, which was partially offset by increased Enterprise net revenues due to continued growth in demand for UC. The decrease in absolute dollars in international revenues was due primarily to decreased Core Enterprise net revenues, partially offset by higher UC and Consumer revenues. Compared to Fiscal Year 2015, international revenues in Fiscal Year 2016 were reduced by approximately $27 million, net of the effects of hedging, due to unfavorable foreign exchange fluctuations relative to the USD.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty costs, freight duties, excess and obsolete inventory costs, royalties, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Net revenues	$865,010	$856,907	$(8,103)	(0.9)%	$856,907	$881,176	$24,269	2.8%
Cost of revenues	403,391	422,233	18,842	4.7%	422,233	439,806	17,573	4.2%
Gross profit	$461,619	$434,674	$(26,945)	(5.8)%	$434,674	$441,370	$6,696	1.5%
Gross profit %	53.4%	50.7%			50.7%	50.1%

Compared to the prior fiscal year, gross profit as a percentage of net revenues decreased due primarily to a product mix shift from Enterprise to Consumer, the latter of which carries lower margins. In addition, within Enterprise there was a product mix shift from Core Enterprise to UC, the latter of which carries lower margins. These decreases were partially offset by reductions in the cost of materials.

Compared to Fiscal Year 2015, gross profit as a percentage of revenues decreased in Fiscal Year 2016 due primarily to the weakening of foreign currencies relative to the USD, which negatively impacted margins on our international product sales. Gross profit was further negatively impacted by a lower mix of Core Enterprise sales, which carry higher margins than our UC and Consumer categories.

We have increased the amount of back-end incentives provided to our partners over the past two fiscal years, which in some cases may impact gross margins as further described below.  This shift has been driven by several changes in our business.  The first is the increase in the portion of Enterprise revenues coming from UC products.  Upon an initial UC deployment, end-customers are more frequently seeking competitive pricing for large deployments, which in turn requires us to provide more discounting to our partners.  In addition, as we continued to invest in stereo Bluetooth consumer products in Fiscal Year 2017, back-end discounts and promotions associated with this category increased.  To date this has not had a significant impact on gross margin, but if we continue this trend it may have a detrimental impact on our gross margins and become more challenging to estimate the related reserves. Finally, we have changed some of the terms in our channel partner arrangements to increase the initial invoice price with a corresponding back-end rebate that is provided once the partner presents evidence of complying with certain terms and conditions.  This has no negative impact to our gross margins.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit.  Gross profit may also vary based on distribution channel, return rates, and other factors.

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Research, development and engineering	$91,627	$90,408	$(1,219)	(1.3)%	$90,408	$88,318	$(2,090)	(2.3)%
% of total net revenues	10.6%	10.6%			10.6%	10.0%

The decrease in research, development, and engineering expenses in Fiscal Year 2017 compared to Fiscal Year 2016 was due primarily to cost reductions in the current year resulting from the restructuring action initiated at the end of our third quarter of fiscal year 2016, partially offset by an increase in funding for our variable compensation plans resulting from better achievement against corporate goals than in the prior fiscal year.

The decrease in research, development, and engineering expenses in Fiscal Year 2016 compared to Fiscal Year 2015 was due primarily to a reduction in variable compensation associated with lower profitability and a favorable impact due to foreign currency fluctuations. These items were partially offset by higher equity-based compensation expense resulting from restricted stock grants made after May 2013, which vest over three years, compared to restricted stock grants made prior to May 2013, which vest over four years.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Selling, general and administrative	$229,569	$221,299	$(8,270)	(3.6)%	$221,299	$223,830	$2,531	1.1%
% of total net revenues	26.5%	25.8%			25.8%	25.4%

The increase in selling, general, and administrative expenses in Fiscal Year 2017 compared to Fiscal Year 2016 was due primarily to an increase in funding for our variable compensation plans resulting from better achievement against corporate targets, partially offset by cost reductions achieved through the prior fiscal year restructuring action. In addition, Fiscal Year 2017 included executive transition costs that were not incurred in the prior fiscal year.

The decrease in selling, general, and administrative expenses in Fiscal Year 2016 compared to Fiscal Year 2015 was due primarily to a reduction in variable compensation expense associated with lower profitability, a favorable impact due to foreign currency fluctuations, and reduced legal, IT, and outside services expenses. These decreases were partially offset by higher equity-based compensation expense resulting from the shorter vesting schedule of restricted stock grants made after May 2013 compared to restricted stock grants made prior to May 2013, and an increase in bad debt expense incurred in Fiscal Year 2016 related to RadioShack's bankruptcy proceedings.

(Gain) Loss from Litigation Settlements

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
(Gain) loss, net from litigation settlements	$(8,662)	$(1,234)	$7,428	(85.8)%	$(1,234)	$4,255	$5,489	(444.8)%
% of net revenues	1.0%	0.1%			0.1%	0.5%

During Fiscal Year 2017 we recorded a $5 million litigation charge related to discovery sanctions ordered by the court in the GN anti-trust case, compared to net gains in the prior fiscal year. This charge was partially offset by immaterial gains from unrelated intellectual property cases. See Note 8, Commitments and Contingencies, for further information regarding our on-going litigation.

During Fiscal Year 2016 we recognized gains of approximately $1.2 million, net of immaterial legal contingency fees, compared to net gains of approximately $8.7 million in fiscal year 2015. The gains in Fiscal Year 2016 were primarily the result of net receipts of $0.8 million from a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us as well as miscellaneous immaterial settlements with other parties. The larger gains in Fiscal Year 2015 resulted from $6.5 million received from a competitor to dismiss litigation involving the alleged infringement of a patent assigned to us and $2.2 million related to the resolution of an insurance coverage dispute with one of our insurance carriers.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Restructuring and other related charges	$—	$16,160	$16,160	100.0%	$16,160	$(109)	$(16,269)	(100.7)%
% of net revenues	—%	1.9%			1.9%	—%

During Fiscal Year 2017 we recorded a net favorable adjustment resulting from changes to the estimates related to our restructuring actions recorded in Fiscal Year 2016. The favorable adjustment was partially offset by additional restructuring charges of approximately $1.3 million related to an action in fourth quarter of Fiscal Year 2017. The restructuring action taken in the fourth quarter of fiscal year 2017, while immaterial to consolidated results, was initiated to reduce the cost of our design and manufacturing processes, specifically in our Consumer product lines, as part of a broader strategic effort to improve our cost structure and consolidated profitability in subsequent fiscal years.

During Fiscal Year 2016 we recorded restructuring charges of approximately $16.2 million, consisting of severance and related benefits. These charges were offset by a reduction in our Fiscal Year 2016 stock-based compensation expense of $1.5 million attributable to stock award forfeitures resulting from the restructuring action. There were no restructuring actions in Fiscal Year 2015.

Interest Expense

Interest expense of $29.2 million and $25.1 million for Fiscal Years 2017 and 2016, respectively, was primarily related to the 5.50% Senior Notes and included $1.5 million and $1.2 million, respectively, in amortization of debt issuance costs. Interest expense for Fiscal Year 2015 was immaterial and did not include such costs.

Other Non-Operating Income and (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Other non-operating income and (expense), net	$(3,593)	$(716)	$2,877	(80.1)%	$(716)	$5,819	$6,535	(912.7)%
% of net revenues	0.4%	0.1%			0.1%	0.7%

During Fiscal Year 2017 other non-operating income and (expense), net increased primarily due to a net foreign currency gain of $1.0 million compared to a $2.3 million net foreign currency loss in Fiscal Year 2016 on more volatile foreign currency exchange rate fluctuations, driving a favorable increase in fiscal year 2017 of $3.3 million. In addition, interest income increased by $1.7 million compared to Fiscal Year 2016 due to slightly higher interest rates on a higher average investment portfolio. Finally, unrealized holding gains on investments underlying our deferred compensation plan increased by $1.0 million, driven by higher market values on the related investments in Fiscal Year 2017 as compared to Fiscal Year 2016. This has no impact to our consolidated net income because an equal and offsetting compensation expense attributable to the net increase in the value of the securities underling the deferred compensation plan is recorded as part of operating income.

During Fiscal Year 2016 other non-operating income and (expense), net decreased primarily due to a lower net foreign currency loss in Fiscal Year 2016 as compared to Fiscal Year 2015, losses were $2.3 million and $5.4 million, respectively. The lower foreign currency losses in Fiscal Year 2016 were driven by decreased foreign currency exchange rate fluctuations as compared to Fiscal Year 2015.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2015	March 31, 2016	Change		March 31, 2016	March 31, 2017	Change
Income before income taxes	$145,251	$82,176	$(63,075)	(43.4)%	$82,176	$101,665	$19,489	23.7%
Income tax expense	32,950	13,784	(19,166)	(58.2)%	13,784	19,066	5,282	38.3%
Net income	$112,301	$68,392	$(43,909)	(39.1)%	$68,392	$82,599	$14,207	20.8%
Effective tax rate	22.7%	16.8%			16.8%	18.8%

The effective tax rate for Fiscal Year 2017 is higher than that in the previous year due primarily to unwinding prior cost-sharing of stock based compensation for the engineering function, which impacted Fiscal Year 2016 but not Fiscal Year 2017.  Our Fiscal Year 2016 tax provision reflected a $2.9 million tax benefit resulting from a U.S. Tax Court opinion involving an independent third party, issued on December 28, 2015. Based on the findings of the U.S. Tax Court, we issued a reimbursement to our foreign subsidiaries for the share-based compensation element of certain intercompany charges made in prior periods.  The increase in our tax rate in Fiscal Year 2017 over Fiscal Year 2016, resulting from the one-time reimbursement of costs, was partially offset by shift in the Company's geographic mix of income from higher tax jurisdictions to lower tax jurisdictions.

The effective tax rate for Fiscal Year 2016 is lower than that in the previous year due primarily to domestic interest expense on new debt and tax benefits associated with unwinding prior cost-sharing of stock based compensation for the engineering function. A retroactive and permanent reinstatement of the federal research credit was signed into law on December 18, 2015. As such, our effective tax rate for fiscal year 2016 includes the benefit of one quarter of credits for Fiscal Year 2015 plus the tax benefit for the Fiscal Year 2016 tax credit.

Our effective tax rate for Fiscal years 2015, 2016, and 2017 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

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

Operating Activities

Compared to Fiscal Year 2016, net cash provided by operating activities during Fiscal Year 2017 decreased from a reduced level of customer collections at the end of Fiscal Year 2017 and a higher level of inventory purchases for items not yet sold as of year-end. These decreases were partially offset by higher net income after adjusting for non-cash items, resulting primarily from higher net income, lower cash payments for restructuring activity, and lower cash payments related to our variable compensation plans than the prior fiscal year.

Net cash provided by operating activities during Fiscal Year 2016 decreased from the prior fiscal year due primarily to lower net income after adjusting for non-cash items; predominantly, the remeasurement of our non-designated hedge instruments, stock-based compensation, non-cash restructuring charges, and depreciation/amortization. These items were partially offset by a decrease in accounts receivable, and an increase in accounts payable both driven by a shorter cash conversion cycle.

Investing Activities

Net cash used for investing activities during Fiscal Year 2017 decreased from the prior fiscal year due primarily to a significant increase in proceeds from the sales and maturities of debt securities, net of new purchases. In addition, we had a lower level of capital expenditures due to finalizing the outlay early in the year for our new facility in the Netherlands and a new manufacturing execution system in our Tijuana, Mexico facility, both of which drove higher capital expenditures throughout Fiscal Year 2016.

Net cash used for investing activities during Fiscal Year 2016 increased from Fiscal Year 2015 due to an increase in the net purchases of investments and an increase in capital expenditures.

We anticipate our capital expenditures in Fiscal Year 2018 will be approximately $17.0 million to $22.0 million, pertaining to costs associated with tooling, IT-related expenditures, and building improvements at our U.S., Netherlands, and Mexico facilities. We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used for financing activities during Fiscal Year 2017 decreased from the prior fiscal year due primarily to significantly fewer common stock repurchases due to the non-recurrence of debt proceeds in Fiscal Year 2017 and a higher average stock price throughout Fiscal Year 2017; in addition, we repaid amounts due under our revolving line of credit in the prior fiscal year, compared to no activity in the current year. These decreases in the use of cash for financing activities were partially offset by the non-recurrence of debt-related proceeds in Fiscal Year 2017 as described above, compared to a significant net inflow from our debt financing in the prior fiscal year.

Net cash used for financing activities during Fiscal Year 2016 decreased from Fiscal Year 2015, primarily driven by net proceeds received from issuance of $500.0 million in aggregate principal amount of 5.50% Senior Notes due 2023 (the "5.50% Senior Notes"), partially offset by an increase in the level of common stock repurchases.

On May 1, 2017, we announced that our Audit Committee of the Board of Directors ("the Audit Committee") declared a $0.15 cash dividend per share of common stock, payable on June 9, 2017 to stockholders of record at the close of business on May 19, 2017.  We expect to continue paying a quarterly dividend of $0.15 per share of common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock and dividend payments.  At March 31, 2017, we had working capital of $581.8 million, including $480.1 million of cash, cash equivalents, and short-term investments, compared to working capital of $489.6 million, including $395.3 million of cash, cash equivalents, and short-term investments at March 31, 2016.  The increase in working capital at March 31, 2017 compared to March 31, 2016 results from the net increase in cash and cash equivalents, short-term investments, and accounts receivable, all due primarily to improved management of working capital. These increases were partially offset by working capital decreases resulting from a net increase in both accounts payable and accrued liabilities due to payment timing and better achievement against targets for our Fiscal Year 2017 variable compensation plan, respectively.

Our cash and cash equivalents as of March 31, 2017 consist of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of March 31, 2017, of our $480.1 million of cash, cash equivalents, and short-term investments, $48.0 million is held domestically while $432.1 million is held by foreign subsidiaries, approximately 90% of which were based in U.S. dollar-denominated holdings. The costs to repatriate our foreign earnings to the U.S. would likely be material; however, our intent is to indefinitely reinvest our earnings from foreign operations, and our current plans do not require us to repatriate them to fund our U.S. operations as we generate sufficient domestic operating cash flow and have access to external funding under our revolving line of credit. Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2017, our investments are composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. As of March 31, 2017, there remained a total of 869,835 shares authorized for repurchase under the stock repurchase program approved by the Board on July 29, 2016. Refer to Note 11, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs. We had no retirements of treasury stock in Fiscal Years 2015, 2016 and 2017.

In May 2015, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”). The Credit Agreement amended and restated our prior credit agreement, dated as of May 2011. The Credit Agreement provides for a $100.0 million unsecured revolving credit facility to augment our financial flexibility. Our obligations under the Credit Agreement are required to be guaranteed by the Company’s domestic subsidiaries, subject to certain exceptions. The Credit Agreement was amended again in May 2016 and April 2017, as discussed below.

In May 2016, we executed a First Amendment to Amended and Restated Credit Agreement and Limited Waiver (the “Amendment”). The Amendment extended the term of the Credit Agreement by one year to May 9, 2019, and waived a default under the Credit Agreement in effect as of March 31, 2016 in which our debt to earnings before interest, tax, depreciation, and amortization ("EBITDA") ratio minimally exceeded the previously agreed upon ratio of 3:1. The covenant breach resulted primarily from our restructuring activities in the third and fourth quarters of Fiscal Year 2016. On May 2, 2016, we received a waiver from the lender for noncompliance with the minimum EBITDA covenant at March 31, 2016. Pursuant to the terms of the waiver and amendment to the Credit Agreement, the $16.2 million of restructuring charges recorded in our Fiscal Year 2016 was excluded from the lender’s rolling four-quarter EBITDA calculation.  This breach was not considered to be a cross-default on our 5.50% Senior Notes and as such, had no impact on the amount or timing of the related amounts payable.

In April 2017, we executed a Second Amendment to Amended and Restated Credit Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement redefined the term, "EBIDTA", to the original definition as it existed before the wavier we received last year, as described above, extended the term of the Credit Agreement by one year to May 9, 2020, and amended certain of the covenants, which are defined below.

Revolving loans under the Amended Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2017, the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following covenant ratios at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") of 3.25:1 (previously 3:1); and

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

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

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023, and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases. This increase in financial leverage supports our long-term commitment to enhance stockholder value of returning approximately 60% of free cash flow, defined as operating cash flows less capital expenditures, on an ongoing basis.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2016 and 2017, we had off-balance sheet consigned inventories of $41.1 million and $52.3 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2017 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$9,926	$2,358	$3,436	$2,548	$1,584
Unconditional purchase obligations	161,319	151,427	9,821	71	—
Long term debt (5.50% Senior Notes)	679,955	27,500	55,000	55,000	542,455
Total contractual cash obligations	$851,200	$181,285	$68,257	$57,619	$544,039

Operating Leases

We lease certain facilities under operating leases expiring through our Fiscal Year 2026. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we may exercise the renewal options.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2017, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $161.3 million, all of which we expect to consume in the normal course of business.

Unrecognized Tax Benefits

As of March 31, 2017, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $12.9 million and $1.7 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

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

Revenue Recognition and Related Allowances

We sell substantially all of our products to end users through distributors, retailers, and carriers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonable assured. For most of the Company’s product sales, these criteria are met at either the time the product is shipped or the customer has received the product. Commercial distributors and retailers represent our largest sources of net revenues. Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel.

The primary factors affecting our reserve for estimated customer sales returns include the general timing of historical returns and estimated return rates which we group by similar characteristics. With the exception of marketing development funds, the allowance for sales incentive programs is based on contractual terms and historical experience in the form of payments or sell-through credits redeemed by our customers. The allowance for marketing development funds is based on contractual terms or program guidelines, as applicable. Future market conditions or a changes to partner incentives may lead us to increase customer incentive offerings, possibly resulting in an incremental reduction of revenue.

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal period, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2017 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $1.1 million and $4.0 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $4.8 million and $3.9 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2016 and 2017. As of March 31, 2016 and 2017, total deferred revenue related to the software portion of multiple-element arrangements was $2.7 million and $1.9 million, respectively.

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

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2017 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.4 million and our net income would have been reduced by approximately $0.3 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2017 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $0.9 million and our net income would have been reduced by approximately $0.7 million.

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

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that we intend to reinvest indefinitely in those foreign operations. If these earnings were distributed to the U.S. in the form of dividends or otherwise, we would be subject to additional U.S. income taxes, subject to an adjustment for foreign tax credits, and foreign withholding taxes. Our current plans do not require repatriation of earnings from foreign operations to fund the U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our line of credit. As a result, we do not expect a material impact on our business or financial flexibility with respect to undistributed earnings of our foreign operations.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, “Recent Accounting Pronouncements,” of the Notes to Consolidated Financial Statements.

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

INTEREST RATE AND MARKET RISK

As of March 31, 2016 and 2017, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in millions)	2016	2017
Cash and cash equivalents	$235.3	$302.0
Short-term investments	$160.1	$178.2
Long-term investments	$145.6	$127.2

As of March 31, 2017, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized net gains or losses were recognized during the years ended March 31, 2016 and 2017.

Interest rates were relatively unchanged during Fiscal Year 2017 compared to the prior fiscal year. During Fiscal Year 2017, we generated approximately $3.5 million of interest income from our portfolio of cash equivalents and investments, compared to $1.8 million in Fiscal Year 2016. During Fiscal Years 2016 and 2017, we did not incur a significant amount of interest expense due to outstanding balances under our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the U.S. dollar ("USD").  Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our net revenues and gross margins as expressed in U.S. dollars.  There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

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

We experienced $1.0 million in net foreign currency gains in the year ended March 31, 2017. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2017 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$35.2	$3.5	$(3.5)
GBP	Sell GBP	$9.4	$0.9	$(0.9)
AUD	Sell AUD	$9.6	$0.2	$(0.2)
CAD	Sell CAD	$2.2	$1.0	$(1.0)

Cash Flow Hedges

Approximately 44%, 44%, and 45% of net revenues in Fiscal Years 2015, 2016, and 2017, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2017, we had foreign currency put and call option contracts with notional amounts of approximately €73.5 million and £23.9 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.7 million or incur a loss of $7.7 million, respectively. As of March 31, 2016, we also had foreign currency put and call option contracts with notional amounts of approximately €59.4 million and £18.4 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2017 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$116.5	$0.7	$(3.8)
Put options	$107.4	$7.0	$(3.9)
Forwards	$16.2	$1.6	$(1.6)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2017, we had cross currency swap contracts with notional amounts of approximately MXN 287.2 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2017 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$15.2	$(1.3)	$1.6

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Plantronics, Inc. and its subsidiaries at April 1, 2017 and April 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 10, 2017

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$235,266	$301,970
Short-term investments	160,051	178,179
Accounts receivable, net	128,219	141,177
Inventory, net	53,162	55,456
Other current assets	20,297	22,195
Total current assets	596,995	698,977
Long-term investments	145,623	127,176
Property, plant, and equipment, net	149,735	150,307
Goodwill and purchased intangibles, net	15,827	15,577
Deferred tax and other assets	25,257	25,122
Total assets	$933,437	$1,017,159
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,133	$42,885
Accrued liabilities	68,302	74,285
Total current liabilities	107,435	117,170
Long term debt, net of issuance costs	489,609	491,059
Long-term income taxes payable	11,968	11,729
Other long-term liabilities	12,026	15,045
Total liabilities	621,038	635,003
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 47,028 shares and 48,088 shares issued at 2016 and 2017, respectively	793	804
Additional paid-in capital	769,489	818,777
Accumulated other comprehensive income	3,759	4,694
Retained earnings	257,291	319,931
Total stockholders' equity before treasury stock	1,031,332	1,144,206
Less: Treasury stock (common: 13,709 shares and 14,672 shares at 2016 and 2017, respectively) at cost	(718,933)	(762,050)
Total stockholders' equity	312,399	382,156
Total liabilities and stockholders' equity	$933,437	$1,017,159

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2015	2016	2017
Net revenues	$865,010	$856,907	$881,176
Cost of revenues	403,391	422,233	439,806
Gross profit	461,619	434,674	441,370
Operating expenses:
Research, development, and engineering	91,627	90,408	88,318
Selling, general, and administrative	229,569	221,299	223,830
(Gain) loss, net from litigation settlements	(8,662)	(1,234)	4,255
Restructuring and other related charges (credits)	—	16,160	(109)
Total operating expenses	312,534	326,633	316,294
Operating income	149,085	108,041	125,076
Interest expense	(241)	(25,149)	(29,230)
Other non-operating income and (expense), net	(3,593)	(716)	5,819
Income before income taxes	145,251	82,176	101,665
Income tax expense	32,950	13,784	19,066
Net income	$112,301	$68,392	$82,599

Earnings per common share:
Basic	$2.69	$2.00	$2.56
Diluted	$2.63	$1.96	$2.51

Shares used in computing earnings per common share:
Basic	41,723	34,127	32,279
Diluted	42,643	34,938	32,963

Cash dividends declared per common share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2015	2016	2017
Net income	$112,301	$68,392	$82,599
Other comprehensive income (loss):
Foreign currency translation adjustments	476	376	(311)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	10,348	(3,786)	3,095
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	(3,650)	(7,826)	(4,111)
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	449	4,801	2,663
Net unrealized gains (losses) on cash flow hedges	$7,147	$(6,811)	$1,647
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year	2	(67)	(516)

Aggregate income tax benefit (expense) of the above items	(143)	141	115
Other comprehensive income (loss)	7,482	(6,361)	935
Comprehensive income	$119,783	$62,031	$83,534

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2015	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,301	$68,392	$82,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,711	20,142	20,977
Amortization of debt issuance costs	—	1,208	1,450
Stock-based compensation	28,594	33,265	33,539
Excess tax benefit from stock-based compensation	(3,520)	(3,540)	(1,416)
Deferred income taxes	(980)	(8,291)	(657)
Provision for excess and obsolete inventories	931	2,430	1,960
Restructuring charges	—	16,160	(109)
Cash payments for restructuring charges	—	(10,385)	(4,001)
Other operating activities	(1,188)	7,680	2,948
Changes in assets and liabilities:
Accounts receivable	4,272	8,445	(13,894)
Inventory	128	1,357	(3,791)
Current and other assets	(5,368)	(605)	1,386
Accounts payable	(62)	5,407	4,377
Accrued liabilities	500	4,998	13,260
Income taxes	119	206	(657)
Cash provided by operating activities	154,438	146,869	137,971
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	96,129	102,517	157,066
Proceeds from maturities of investments	120,430	97,164	144,092
Purchase of investments	(216,013)	(300,620)	(300,434)
Acquisition, net of cash acquired	(150)	—	—
Capital expenditures	(21,962)	(30,661)	(23,176)
Cash used for investing activities	(21,566)	(131,600)	(22,452)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(112,939)	(497,393)	(34,236)
Employees' tax withheld and paid for restricted stock and restricted stock units	(7,611)	(11,068)	(9,736)
Proceeds from issuances under stock-based compensation plans	23,042	15,384	15,202
Payment of cash dividends	(25,730)	(21,061)	(19,959)
Proceeds from revolving line of credit	34,500	155,749	—
Repayments of revolving line of credit	—	(190,249)	—
Proceeds from bonds issuance, net of issuance costs	—	488,401	—
Excess tax benefit from stock-based compensation	3,520	3,540	1,416
Other financing activity	—	—	761
Cash used for financing activities	(85,218)	(56,697)	(46,552)
Effect of exchange rate changes on cash and cash equivalents	(3,508)	(156)	(2,263)
Net increase (decrease) in cash and cash equivalents	44,146	(41,584)	66,704
Cash and cash equivalents at beginning of year	232,704	276,850	235,266
Cash and cash equivalents at end of year	$276,850	$235,266	$301,970
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$33,804	$25,517	$20,948
Cash paid for interest	—	12,833	$27,783

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2014	42,649	$770	$663,483	$2,638	$123,389	$(91,616)	$698,664
Net income	—	—	—	—	112,301	—	112,301
Foreign currency translation adjustments	—	—	—	476	—	—	476
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	7,004	—	—	7,004
Net unrealized gains (losses) on investments, net of tax	—	—	—	2	—	—	2
Proceeds from issuances under stock-based compensation plans	1,418	15	23,027	—	—	—	23,042
Repurchase of restricted common stock	(80)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(25,730)	—	(25,730)
Stock-based compensation	—	—	28,594	—	—	—	28,594
Tax benefit from stock-based awards	—	—	3,378	—	—	—	3,378
Repurchase of common stock	(2,221)	—	—	—	—	(112,939)	(112,939)
Employees' tax withheld and paid for restricted stock and restricted stock units	(165)	(2)	—	—	—	(7,609)	(7,611)
Other equity changes related to compensation	—	—	(634)	—	—	850	216
Balances at March 31, 2015	41,601	783	717,848	10,120	209,960	(211,314)	727,397
Net income	—	—	—	—	68,392	—	68,392
Foreign currency translation adjustments	—	—	—	376	—	—	376
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(6,680)	—	—	(6,680)
Net unrealized gains (losses) on investments, net of tax	—	—	—	(57)	—	—	(57)
Proceeds from issuances under stock-based compensation plans	1,155	10	15,374	—	—	—	15,384
Repurchase of restricted common stock	(158)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(21,061)	—	(21,061)
Stock-based compensation	—	—	33,265	—	—	—	33,265
Tax benefit from stock-based awards	—	—	3,515	—	—	—	3,515
Repurchase of common stock	(9,077)	—	—	—	—	(497,393)	(497,393)
Employees' tax withheld and paid for restricted stock and restricted stock units	(201)	—	—	—	—	(11,068)	(11,068)
Other equity changes related to compensation	—	—	(513)	—		842	329
Balances at March 31, 2016	33,320	793	769,489	3,759	257,291	(718,933)	312,399
Net income	—	—	—	—	82,599	—	82,599
Foreign currency translation adjustments	—	—	—	(311)	—	—	(311)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,616	—	—	1,616
Net unrealized gains (losses) on investments, net of tax	—	—	—	(370)	—	—	(370)
Proceeds from issuances under stock-based compensation plans	1,125	11	15,193	—	—	—	15,204
Repurchase of restricted common stock	(47)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,959)	—	(19,959)
Stock-based compensation	—	—	33,539		—	—	33,539
Tax benefit from stock-based awards	—	—	546	—	—	—	546
Repurchase of common stock	(764)	—	—	—	—	(34,236)	(34,236)
Employees' tax withheld and paid for restricted stock and restricted stock units	(218)	—	—	—	—	(9,736)	(9,736)
Other equity changes related to compensation	—	—	10	—	—	855	865
Balances at March 31, 2017	33,416	$804	$818,777	$4,694	$319,931	$(762,050)	$382,156

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal Years 2017 and 2015 each had 52 weeks and ended on April 1, 2017 and March 28, 2015, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

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

As of March 31, 2017, with the exception of assets related to the Company's deferred compensation plan and classified as trading securities, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in other non-operating income and (expense), net.

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

The Company has significant international revenues and costs denominated in foreign currencies, subjecting it to foreign currency risk. The Company purchases foreign currency option contracts and cross-currency swaps that qualify as cash flow hedges, with maturities of up to 24 months, to reduce the volatility of cash flows related primarily to forecasted revenue and expenses. All outstanding derivatives are recognized on the balance sheet at fair value. The effective portion of the designated derivative's gain or loss is initially reported as a component of AOCI and is subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

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

Inventory and Related Reserves

Inventories are valued at the lower of cost or net realizable value.  Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.

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

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2017, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $161.3 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2017 and 2016, the off-balance sheet consigned inventory balances were $52.3 million and $41.1 million, respectively.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, Government Agency Securities, Commercial Paper, Corporate Bonds, Certificates of Deposits ("CDs"), and 5.50% senior notes (the "5.50% Senior Notes").

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

The fair value of the Company's 5.50% Senior Notes is determined based on observable market inputs, including the trading price of the 5.50% Senior Notes.

Level 3
The Company's unsecured revolving credit facility falls under the Level 3 hierarchy. The fair value of the Company’s line of credit approximates its carrying value because the interest rate is a variable rate that approximates rates currently available to the Company.

Revenue Recognition

The Company sells substantially all of its products to end users through distributors, retailers, and carriers. The Company's revenue is derived from the sale of headsets, telephone headset systems, and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and for Fiscal Years 2015, 2016, and 2017 this accounted for less than 1% of the Company's net revenues. Customer contracts and/or purchase orders are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Shipping and handling costs incurred in connection with the sale of products are included in cost of revenues.

Sales through retail and distribution channels are made primarily under agreements or commitments allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company can reasonably estimate back end rebates, discounts and similar incentives due to an established sales history with its customers and records the estimated reserves and allowances at the time the related revenue is recognized. The Company recognizes marketing development funds at the later of when the related revenue is recognized or the program is offered to the channel partner. The nature of the sales incentive programs offered to channel partners is such that the Company cannot identify a benefit that is sufficiently separable from the channel partners’ purchase of products, nor does it have the infrastructure to establish fair value for the multitude of activities supported by these programs. As a result, substantially all sales incentives to our channel partners in the form of cash consideration, are recorded as a reduction to revenue.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2015, 2016, and 2017 was $3.7 million, $2.0 million, and $1.8 million, respectively.

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

Foreign Operations and Currency Translation

The Company's functional currency is the U.S. Dollar (“USD") for all but one of its international subsidiaries located in Brazil.  The resulting cumulative translation adjustments related to this subsidiary are immaterial and are included as a component of stockholders' equity in accumulated other comprehensive income.  Assets and liabilities denominated in currencies other than the USD or for Brazil, the Brazilian Real (“BRL”), are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Currency transaction gains and losses are recognized in other non-operating income and (expense), net.

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

The Company follows the tax law ordering approach to determine when excess tax benefits from stock-based awards have been realized and are recognized in additional paid-in capital. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company's pool of windfall tax benefits, with any remainder recognized in income tax expense. The Company has determined that it had a sufficient windfall pool available through the end of Fiscal Year 2017 to absorb any shortfalls. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the consolidated statements of operations.

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

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2016 and 2017 the Company's investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. One customer SYNNEX Corporation accounted for 11.2% of total net accounts receivable as of March 31, 2016. One customer, Ingram Micro Group, accounted for 17.6% of total net accounts receivable as of March 31, 2017. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current U.S. GAAP. Under the new standard, revenue will be recognized at the time control of a good or service is transferred to a customer for the amount of consideration received or to be received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, non-cash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company will adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019, utilizing the modified retrospective method of adoption.  The Company has completed its initial review of the impact of this guidance, and does not anticipate a material impact on its revenue recognition practices. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•
Software Revenue: The Company currently defers revenue for the value of software where vendor specific objective evidence ("VSOE") of fair value has not been established for undelivered items. Under Topic 606, revenue for such licenses will be recognized at the time of delivery, rather than ratably, as the VSOE requirement no longer applies and the value of the remaining services are not material in the context of the contract. At April 1, 2017, deferred revenue under Topic 605 for these licenses was $1.9 million. The Company expects the remaining balance of such deferred revenue will be eliminated as a cumulative effect adjustment of implementing Topic 606 in the first quarter of its fiscal year ending March 31, 2019.

•
Marketing Development Funds: The Company frequently provides marketing development funds to its channel partners. Under topic 605, our marketing development funds are recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the channel partner. Applying the criteria of Topic 606, these marketing development programs qualify as variable consideration, and are assigned as a reduction of the transaction price of the contract. This results in a timing difference such that all or some of the funds related to a program may be recognized in different periods than under Topic 605, depending on the circumstances. Based on analysis of prior periods, we anticipate that this timing difference impacts revenue by insignificant amounts in a given period. The full impact of the adjustment is still being analyzed by the Company.

•
Revenue Reserves: The Company establishes reserves for Discounts and Rebates and Sales Returns at the end of each fiscal period. These reserves are estimated based on current relevant and historical data, but there can be some variability associated with unforeseen changes in customer claim and return patterns. Under Topic 606, in cases where there is uncertainty around the variable consideration amount, a constraint on that consideration must be considered. Based on analysis of prior periods, we anticipate that impact of introducing this constraint will not significantly impact revenue. The full impact of the adjustment is still being analyzed by the Company.

In addition, the standard also requires new, expanded disclosures regarding revenue recognition. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

In January 2016, the FASB issued guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2019, but may elect to adopt earlier as permitted under the standard. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated results of operations, financial position, and cash flows.

In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.”  For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for the Company's fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. The Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its Consolidated Balance Sheets, but is still evaluating the impact on its consolidated results of operations and cash flows.

In March 2016, the FASB issued guidance regarding share-based compensation, which outlines new provisions intended to simplify various aspects related to accounting for income taxes, pre-vesting forfeitures, and cash flow presentation. The Company will adopt the new guidance in the first quarter of its fiscal year ending March 31, 2018, which aligns with the required adoption date. Currently, excess tax benefits or deficiencies from the Company's share-based payment awards are recorded as additional paid-in capital in the Consolidated Balance Sheets. Upon adoption, the Company will prospectively record any excess tax benefits or deficiencies from share-based payment awards in its Consolidated Statements of Operations in the reporting period in which the vesting occurs, resulting in increased volatility in the Company's results of operations. The Company will retrospectively apply the presentation requirements for cash flows related to excess tax benefits, thereby increasing cash provided by operating activities with a corresponding decrease in cash used for financing activities for all periods presented. The Company expects no changes to its presentation of withholding taxes on the settlement of share-based payment awards, which are currently and will continue to be presented as financing activities.

In June 2016, the FASB issued guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses.  The guidance is effective for the Company's fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of Fiscal Year 2020. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position, results of operations, and cash flows.

In January 2017, the FASB issued guidance that revises the definition of a business, providing a more robust framework for determining when a set of assets and activities is deemed a business. The guidance is effective for the Company's fiscal year ending March 31, 2019, including interim periods within that year, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

In January 2017, the FASB issued guidance that simplifies the process required to test goodwill for impairment. The guidance is effective for the Company's fiscal year ending March 31, 2021, and is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

In March 2017, the FASB issued guidance related to the amortization of premiums on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date instead of the maturity date. This guidance is effective for the Company's fiscal year ending March 31, 2020, including interim periods within that year. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position, results of operations, and cash flows, but expects the impact to be immaterial.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2016 and 2017 (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$232,600	$—	$—	$232,600	$232,600	$—	$—
Level 1:
Mutual Funds	10,025	32	(548)	9,509	—	9,509	—
US Treasury Notes	25,051	21	(9)	25,063	—	12,993	12,070
Subtotal	35,076	53	(557)	34,572	—	22,502	12,070
Level 2:
Government Agency Securities	72,698	24	(20)	72,702	—	10,521	62,181
Commercial Paper	37,628	—	—	37,628	650	36,978	—
Corporate Bonds	147,662	234	(97)	147,799	2,016	77,115	68,668
Certificates of Deposits ("CDs")	15,639	—	—	15,639	—	12,935	2,704
Subtotal	273,627	258	(117)	273,768	2,666	137,549	133,553

Total cash, cash equivalents and investments measured at fair value	$541,303	$311	$(674)	$540,940	$235,266	$160,051	$145,623

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$295,877	$—	$—	$295,877	$295,877	$—	$—
Level 1:
Mutual Funds	12,079	352	(32)	12,399	—	12,399	—
US Treasury Notes	35,960	—	(68)	35,892	—	17,560	18,332
Subtotal	48,039	352	(100)	48,291	—	29,959	18,332
Level 2:
Government Agency Securities	54,415	20	(164)	54,271	—	15,309	38,962
Commercial Paper	47,152	—	—	47,152	6,093	41,059	—
Corporate Bonds	141,508	64	(224)	141,348	—	73,676	67,672
Certificates of Deposits ("CDs")	20,383	3	—	20,386	—	18,176	2,210
Subtotal	263,458	87	(388)	263,157	6,093	148,220	108,844

Total cash, cash equivalents and investments measured at fair value	$607,374	$439	$(488)	$607,325	$301,970	$178,179	$127,176

As of March 31, 2016 and 2017, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments.

The Company did not incur any material realized or unrealized gains or losses during Fiscal Years 2016 and 2017.

There were no transfers between fair value measurement levels during Fiscal Years 2016 and 2017.

5.     DEFERRED COMPENSATION

As of March 31, 2017, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $12.4 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.7 million at March 31, 2017. The fair value of debt and equity securities held in the rabbi trust at March 31, 2016 was $9.5 million. The total related deferred compensation liability at March 31, 2016 was $10.7 million.

The securities are classified as trading securities and are recorded on the Consolidated Balance Sheets under "Short-term investments". The liability is recorded on the Consolidated Balance Sheets under “Other long-term liabilities”.

6.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2016	2017
Accounts receivable	$163,834	$184,068
Provisions for returns	(7,314)	(10,541)
Provisions for promotions and rebates	(27,737)	(31,747)
Provisions for doubtful accounts and sales allowances	(564)	(603)
Accounts receivable, net	$128,219	$141,177

Inventory, net:

	March 31,
(in thousands)	2016	2017
Raw materials	$21,612	$20,260
Work in process	527	215
Finished goods	31,023	34,981
Inventory, net	$53,162	$55,456

Property, plant, and equipment, net:

	March 31,
(in thousands)	2016	2017
Land	$16,666	$16,418
Buildings and improvements (useful life: 7-30 years)	101,546	115,909
Machinery and equipment (useful life: 2-10 years)	105,532	108,477
Software (useful life: 5-10 years)	49,603	46,806
Construction in progress	19,838	6,899
Property, plant, and equipment, gross	293,185	294,509
Accumulated depreciation and amortization	(143,450)	(144,202)
Property, plant, and equipment, net	$149,735	$150,307

Depreciation and amortization expense for Fiscal Years 2015, 2016, and 2017 was $18.5 million, $19.9 million, and $20.7 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $21.8 million and $24.4 million at March 31, 2016 and 2017, respectively.  Amortization expense related to capitalized software costs in Fiscal Years 2015, 2016, and 2017 was $3.8 million, $4.1 million, and $4.4 million, respectively.

Included in construction in progress at March 31, 2017 was tooling for new products, machinery and equipment, building improvements at our U.S. headquarters, and IT-related expenditures. None of the items were individually material.

Accrued liabilities:

	March 31,
(in thousands)	2016	2017
Employee compensation and benefits	$22,955	$36,415
Accrued interest on 5.50% Senior Notes	10,501	10,407
Warranty obligation, short-term portion	6,805	6,863
VAT/Sales Tax Payable	4,894	5,433
Restructuring and other related charges	5,783	1,270
Accrued other	17,364	13,897
Accrued liabilities	$68,302	$74,285

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2016	2017
Warranty obligation at beginning of year	$7,717	$8,537
Warranty provision related to products shipped	9,125	9,451
Deductions for warranty claims processed	(9,075)	(9,824)
Adjustments related to preexisting warranties	770	533
Warranty obligation at end of year [1]	$8,537	$8,697

1 Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on our consolidated balance sheet. The long-term portion is included in other long-term liabilities.

7.	GOODWILL

Goodwill as of March 31, 2016 and 2017 was $15.5 million, net of accumulated impairment of $54.6 million. In Fiscal Years 2016 and 2017, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years. In the fourth quarter of Fiscal Years 2016 and 2017, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

8.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2017 are as follows:

Fiscal Year Ending March 31, 2017	(in thousands)
2018	$2,358
2019	1,813
2020	1,623
2021	1,373
2022	1,175
Thereafter	1,584
Total minimum future rental payments	$9,926

Total rent expense for operating leases was approximately $3.4 million, $2.9 million, and $2.8 million in Fiscal Years 2015, 2016, and 2017, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. Such obligations totaled $161.3 million as of March 31, 2017.

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

On July 6, 2016, the U.S. District Court in GN Netcom, Inc. v. Plantronics, Inc. ordered the following sanctions against the Company as they relate to certain discovery matters in the litigation: (1) monetary sanctions in the form of reasonable fees and costs incurred by GN in connection with the discovery disputes leading to the motion for sanctions; (2) punitive sanctions in the amount of $3 million; (3) possible evidentiary sanctions; and (4) instructions to the jury that it may draw an adverse inference that emails destroyed by the Company would have been favorable to GN’s case and/or unfavorable to the Company's defense. As a result, during the three months ended June 30, 2016, the Company accrued $3 million for the punitive sanctions and an additional $2 million, representing the Company’s best estimate of reasonable fees and costs incurred by GN in connection with the disputes leading to the motion for sanctions, for a total of $5 million.  The Company paid the $3 million in punitive damages to GN on or about September 1, 2016 and paid the remaining balance, which was reduced to $1.9 million, on December 7, 2016.
The Company believes that the underlying antitrust action is without merit and is vigorously defending itself. The Company is unable to provide an estimate of the possible loss or range of possible loss resulting from these allegations and has not accrued any financial damages relating to the antitrust case. The pre-trial phase continues and the trial for the underlying antitrust case is currently scheduled to commence in October 2017.

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

9. DEBT

5.50% Notes

In May 2015, Plantronics issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are presented in our consolidated balance sheet as a reduction to the outstanding amount payable and are being amortized to interest expense, using the effective interest method, over the term of the 5.50% Senior Notes. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases. This increase in financial leverage supports our long-term commitment to enhance stockholder value of returning approximately 60% of free cash flow, defined as operating cash flows less capital expenditures, on an ongoing basis.

The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2016		March 31, 2017
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$493,440	$489,609	$505,150	$491,059

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of March 31, 2017, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on April 28, 2017 (as amended, the "Amended Credit Agreement") to extend the term of the Credit Agreement by one year to May 9, 2020, and to amend certain of the covenants, which are defined below.

Revolving loans under the Amended Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each April, July, October, and January, commencing July 1, 2015. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each April, July, October, and January, commencing July 1, 2015.

The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2017, the Company had no outstanding borrowings under the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA of 3.25:1 (previously 3:1) and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2017, the Company was in compliance with all covenants.

10.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, and restricted stock units.  As of March 31, 2017, there have been 14,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of Plantronics. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted. Stock options granted to employees vest over a three-year period, and stock options granted to non-employee directors vest over a four-year period.

No participant shall receive restricted stock or restricted stock units in any fiscal year having an aggregate initial value greater than $2.0 million. Restricted stock and restricted stock units granted to employees subsequent to May 2013 vest over a three-year period, and restricted stock and restricted stock units granted from May 2011 to April 2013 vest over a four-year period. Restricted stock granted to non-employee directors subsequent to August 2014 vests over a one-year period, and restricted stock granted from August 2001 to August 2013 vests over a four-year period.

At March 31, 2017, options to purchase 1,417,531 shares of common stock and 1,164,115 shares of unvested restricted stock and restricted stock units were outstanding. There were 1,967,159 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 156,333, 168,948, and 151,648 shares issued under the ESPP in Fiscal Years 2015, 2016, and 2017 respectively.  At March 31, 2017, there were 430,678 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2017 was $5.4 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Cost of revenues	$2,583	$3,306	$3,244

Research, development and engineering	8,053	9,908	8,616
Selling, general and administrative	17,958	20,051	21,679
Stock-based compensation expense included in operating expenses	26,011	29,959	30,295
Total stock-based compensation	28,594	33,265	33,539
Income tax benefit	(8,451)	(10,950)	(10,768)
Total stock-based compensation expense, net of tax	$20,143	$22,315	$22,771

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during Fiscal Year 2017:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2016	1,461	$41.24
Options granted	251	$44.00
Options exercised	(295)	$33.20
Options forfeited or expired	—	$—
Outstanding at March 31, 2017	1,417	$43.41	4.0	$15,209
Vested or expected to vest at March 31, 2017	1,393	$43.35	3.9	$15,030
Exercisable at March 31, 2017	1,007	$41.80	3.2	$12,415

The total intrinsic values of options exercised during Fiscal Years 2015, 2016, and 2017 were $14.0 million, $6.9 million, and $5.5 million respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during Fiscal Year 2017 was $9.8 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2017 was $1.9 million.

As of March 31, 2017, the total unrecognized compensation cost related to unvested stock options was $3.5 million and is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during Fiscal Year 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 31, 2016	1,187	$48.95
Restricted stock granted	673	$44.82
Restricted stock vested	(620)	$46.57
Restricted stock forfeited	(68)	$48.52
Non-vested at March 31, 2017	1,172	$47.86

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2015, 2016, and 2017 were $45.26, $54.66, and $44.82, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2015, 2016, and 2017 were $17.6 million, $24.2 million, and $28.9 million, respectively.

As of March 31, 2017, the total unrecognized compensation cost related to non-vested restricted stock awards was $31.2 million and is expected to be recognized over a weighted average period of 1.6 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2015	2016	2017	2015	2016	2017
Expected volatility	28.4%	27.0%	31.1%	25.5%	33.5%	28.8%
Risk-free interest rate	1.4%	1.4%	1.1%	0.1%	0.3%	0.6%
Expected dividends	1.3%	1.1%	1.4%	1.2%	1.4%	1.1%
Expected life (in years)	4.2	4.2	4.4	0.5	0.5	0.5
Weighted-average grant date fair value	$10.33	$11.39	$10.39	$10.57	$10.33	$12.03

The expected stock price volatility for the years ended March 31, 2015, 2016, and 2017 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

11. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2015, 2016, and 2017, the Company repurchased 2,221,448, 9,077,223, and 764,176 shares of its common stock, respectively, for a total cost of $112.9 million, $497.4 million, and $34.2 million respectively, at an average price per share of $50.84, $54.80, and $44.80, respectively.

The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit. All repurchases in Fiscal Years 2015, 2016, and 2017 were made in the open market. As of March 31, 2017, there remained 869,835 shares authorized for repurchase under the program approved by the Board on July 29, 2016.

During the years ended March 31, 2015, 2016, and 2017, the Company withheld shares valued at $7.6 million, $11.1 million, and $9.7 million, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

There were no retirements of treasury stock during Fiscal Years 2015, 2016, and 2017.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2016	2017
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,087)	$529
Accumulated foreign currency translation adjustments	4,739	4,428
Accumulated unrealized gain on investments	107	(263)
Accumulated other comprehensive income	$3,759	$4,694
(1) Refer to Note 14, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2016 and March 31, 2017.

13.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2015, 2016, and 2017 were $4.5 million, $4.7 million, and $4.2 million, respectively.

14.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the Company's agreements was equal to the net asset value of the Company's derivatives as of March 31, 2017.  The Company seeks to mitigate such risk by limiting its counterparties to several large financial institutions.  In addition, the Company monitors the potential risk of loss with any single counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2017, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties.

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2016 and March 31, 2017, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2016:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$1,986	$(1,986)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$1,986			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(4,419)	$1,986	$—	$(2,433)
Derivatives not subject to master netting agreements	—			—
Total	$(4,419)			$(2,433)

As of March 31, 2017:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$2,120	$(1,395)	$—	$725
Derivatives not subject to master netting agreements	—			—
Total	$2,120			$725

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,395)	$1,395		$—
Derivatives not subject to master netting agreements	—			—
Total	$(1,395)			$—

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2017, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at March 31, 2017:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€32,850	$35,176	Sell EUR	1 month
GBP		£7,500	$9,399	Sell GBP	1 month
AUD	A$	12,580	$9,602	Sell AUD	1 month
CAD	C$	2,930	$2,200	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income and (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Gain on foreign exchange contracts	$9,649	$494	$4,599

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a 6 to 12 month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2016		March 31, 2017
	EUR	GBP	EUR	GBP
Option contracts	€59.4	£18.4	€73.5	£23.9
Forward contracts	€23.9	£9.1	€11.2	£3.3

There were no material gains or losses in AOCI as of March 31, 2017 to be recognized during the next 12 months due to the recognition of the hedged forecasted revenue.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. There were no material gains or losses in AOCI as of March 31, 2017 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenses. As of March 31, 2016 and 2017, the Company had foreign currency swap contracts of approximately MXN 431.9 million and MXN 287.2 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2017:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	287,220	$15,221	Buy MXN	Monthly over	15 months

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on AOCI and the consolidated statements of operations for fiscal years ended March 31, 2015, 2016, and 2017:

(in thousands)	2015	2016	2017
Gain (loss) included in AOCI as of beginning of period	$(1,442)	$5,705	$(1,106)

Amount of gain (loss) recognized in OCI (effective portion)	10,348	(3,786)	3,095

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(3,650)	(7,826)	(4,111)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	449	4,801	2,663
Total amount of (gain) loss reclassified from AOCI to consolidated statements of operations (effective portion)	(3,201)	(3,025)	(1,448)

Gain (loss) included in AOCI as of end of period	$5,705	$(1,106)	$541

The Company recognized immaterial gains in the consolidated statements of operations on the ineffective portion of the cash flow hedges reported in other non-operating income and (expense), net during the year ended March 31, 2017 and 2016 compared to an immaterial loss in Fiscal Year 2015.

15.	INCOME TAXES

Income tax expense for Fiscal Years 2015, 2016, and 2017 consisted of the following:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Current:
Federal	$26,938	$15,702	$10,591
State	2,685	1,934	457
Foreign	4,253	4,644	7,731
Total current provision for income taxes	33,876	22,280	18,779
Deferred:
Federal	(1,148)	(7,767)	1,022
State	(1,353)	(1,103)	(117)
Foreign	1,575	374	(618)
Total deferred income tax expense (benefit)	(926)	(8,496)	287
Income tax expense	$32,950	$13,784	$19,066

The components of income before income taxes for Fiscal Years 2015, 2016, and 2017 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
United States	$83,583	$42,184	$43,377
Foreign	61,668	39,992	58,288
Income before income taxes	$145,251	$82,176	$101,665

The following is a reconciliation between statutory federal income taxes and the income tax expense for Fiscal Years 2015, 2016, and 2017:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Tax expense at statutory rate	$50,838	$28,762	$35,583
Foreign operations taxed at different rates	(15,839)	(9,478)	(13,183)
State taxes, net of federal benefit	1,331	831	340
Research and development credit	(2,460)	(3,133)	(3,119)
Unwind of stock based compensation cost sharing	—	(2,855)	—
Other, net	(920)	(343)	(555)
Income tax expense	$32,950	$13,784	$19,066

The Company's provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign operations that it intends to reinvest indefinitely in the foreign operations. Indefinitely reinvested foreign earnings were approximately $709.1 million at March 31, 2017. The determination of the tax liability that would be incurred if these amounts were remitted back to the U.S. is not practical but would likely be material. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would incur additional U.S. income taxes, subject to an adjustment for foreign tax credits and foreign withholding taxes.

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2016 and 2017 are as follows:

	March 31,
(in thousands)	2016	2017
Accruals and other reserves	$5,896	$8,526
Deferred Compensation	3,750	4,859
Net operating loss carry forward	2,955	2,221
Stock compensation	12,561	12,821
Prepaid cost sharing	6,199	—
Tax credits	3,642	4,530
Other deferred tax assets	1,684	1,711
Valuation allowance	(1,962)	(2,209)
Total deferred tax assets	34,725	32,459
Deferred gains on sales of properties	(1,761)	(1,771)
Unremitted earnings of certain subsidiaries	(4,481)	—
Fixed asset depreciation	(4,846)	(7,351)
Total deferred tax liabilities	(11,088)	(9,122)
Net deferred tax assets(1)	$23,637	$23,337
(1) The Company's deferred tax assets for the fiscal year ending March 31, 2016 and March 31, 2017, are included as a component of other assets on the consolidated balance sheets.

The Company has California research and development credit carryforwards for income tax purposes of $9.7 million that can be carried forward indefinitely. The Company has Brazilian net operating losses of $2.1 million which can be carried forward indefinitely. The Company has Chinese net operating losses of $2.7 million that expire in different periods through Fiscal Year 2023.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis.  Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income.  The Company has a long-established earnings history with taxable income in its carryback years and forecasted future earnings.  The Company has concluded that no valuation allowance is required, except for the specific items discussed below.

The valuation allowance of $2.2 million as of March 31, 2017 was related to the net operating losses of foreign subsidiaries with an insufficient recent history of earnings to support the realization of their deferred tax assets, as well as to excess California research credit carryforwards. The valuation allowance of $2.0 million as of March 31, 2016 was related to the net operating losses of foreign subsidiaries with an insufficient history of recent earnings to support the realization of their deferred tax assets. During the year ending March 31, 2017, the valuation allowance increased by $0.2 million, which was primarily related to excess California research credit carryforwards generated during the year ending March 31, 2017 for which it is more likely than not these deferred tax assets will not be realized.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2015, 2016, and 2017, the Company had $12.8 million, $12.7 million, and $12.9 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2017 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2015	2016	2017
Balance at beginning of period	$12,571	$12,821	$12,692
Increase (decrease) of unrecognized tax benefits related to prior fiscal years	(244)	(598)	(2)
Increase of unrecognized tax benefits related to the current year	1,908	2,252	2,195
Reductions to unrecognized tax benefits related to settlements with taxing authorities	—	(149)	—
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,414)	(1,634)	(2,031)
Balance at end of period	$12,821	$12,692	$12,854

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.6 million and $1.7 million as of March 31, 2016 and 2017, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. All federal tax matters have been concluded for tax years prior to Fiscal Year 2014. The California Franchise Tax Board completed its examination of our 2007 and 2008 tax years. The Company received a Notice of Proposed Assessment and responded by filing a protest letter. The amount of the proposed assessment is not material. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2011.

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

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation as of March 31, 2015, 2016, and 2017.

The following table sets forth the computation of basic and diluted earnings per share:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2015	2016	2017
Numerator:
Net income	$112,301	$68,392	$82,599

Denominator:
Weighted average common shares-basic	41,723	34,127	32,279
Dilutive effect of employee equity incentive plans	920	811	684
Weighted average shares-diluted	42,643	34,938	32,963

Basic earnings per common share	$2.69	$2.00	$2.56
Diluted earnings per common share	$2.63	$1.96	$2.51

Potentially dilutive securities excluded from diluted earnings per share because their effect is anti-dilutive	442	326	574

17.	GEOGRAPHIC INFORMATION

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

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Net revenues from unaffiliated customers:
Enterprise	$619,284	$626,666	$628,654
Consumer	245,726	230,241	252,522
Total net revenues	$865,010	$856,907	$881,176

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2015, 2016, and 2017.

The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2015	2016	2017
Net revenues from unaffiliated customers:
U.S.	$487,607	$482,622	$482,215

Europe and Africa	213,702	217,633	226,620
Asia Pacific	104,829	105,687	106,295
Americas, excluding U.S.	58,872	50,965	66,046
Total International net revenues	377,403	374,285	398,961
Total net revenues	$865,010	$856,907	$881,176

No customer accounted for 10% or more of total net revenues in Fiscal Years 2015 and 2016. One customer, Ingram Micro Group, accounted for 10.9% of total net revenues in Fiscal Year 2017.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017
U.S.	$74,157	$69,085
Mexico	43,232	42,923
The Netherlands	18,186	22,637
Other countries	14,160	15,662
Total long-lived assets	$149,735	$150,307

18.	SUBSEQUENT EVENTS

On May 1, 2017, the Audit Committee approved the payment of a dividend of $0.15 per share on June 9, 2017 to holders of record on May 19, 2017.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's Fiscal Year 2017 consisted of 52 weeks and Fiscal Year 2016 consisted of 53 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2017 ended on July 2, 2016, October 1, 2016, December 31, 2016, and April 1, 2017, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2016 ended on June 27, 2015, September 26, 2015, December 26, 2015, and April 2, 2016, respectively. All interim fiscal quarters presented below consisted of 13 weeks, with the exception of the fourth quarter of Fiscal Year 2016 which consisted of 14 weeks. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

(in thousands, except per share data)	Quarter Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Net revenues	$223,106	$216,183	$232,933	$208,954
Gross profit	$113,073	$110,446	$110,180	$107,671
Net income	$20,387	$20,474	$22,221	$19,517
Basic net income per common share	$0.63	$0.63	$0.69	$0.60
Diluted net income per common share	$0.62	$0.63	$0.68	$0.59
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net revenues	$206,358	$215,017	$225,735	$209,797
Gross profit	$107,358	$110,970	$109,516	$106,830
Net income	$21,228	$17,896	$16,288	$12,980
Basic net income per common share	$0.56	$0.53	$0.50	$0.40
Diluted net income per common share	$0.55	$0.52	$0.49	$0.39
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2017.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 44 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal Year 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2017 Proxy Statement for the 2017 Annual Meeting of Stockholders (“2017 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2017 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2017 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2017 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2017 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedule.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 31, 2015		$287	$1,351	$(417)	$1,221
Year ended March 31, 2016		1,221	719	(1,376)	564
Year ended March 31, 2017		564	621	(582)	603

Provision for returns:	(2)
Year ended March 31, 2015		$6,201	$25,174	$(25,181)	$6,194
Year ended March 31, 2016		6,194	27,635	(26,515)	7,314
Year ended March 31, 2017		7,314	35,485	(32,258)	10,541

Provision for promotions and rebates:	(3)
Year ended March 31, 2015		$14,803	$79,983	$(79,385)	$15,401
Year ended March 31, 2016		15,401	111,244	(98,908)	27,737
Year ended March 31, 2017		27,737	150,085	(146,075)	31,747

Valuation allowance for deferred tax assets:	(4)
Year ended March 31, 2015		$3,351	$—	$(1,411)	$1,940
Year ended March 31, 2016		1,940	1,962	(1,940)	1,962
Year ended March 31, 2017		1,962	1,130	(883)	2,209

(1)
Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as part of selling, general, and administrative expenses for doubtful accounts and as a reduction to net revenues for sales allowances.

(2)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a reduction to net revenues.

(3)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a reduction to net revenues.

(4)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a component of income tax expense.

Certain prior year amounts within the line entitled, "Provision for promotions and rebates" have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported consolidated results of operations or consolidated balance sheets.

All other schedules have been omitted because the required information is either not present or not present in the amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

(3) Exhibits.  See Item 15(b) below.

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

May 10, 2017	PLANTRONICS, INC.

	By:	/s/ Joe Burton
	Name:	Joe Burton
	Title:	Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint Joe Burton and Pamela Strayer, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joe Burton
(Joe Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2017
/s/ Pamela Strayer
(Pamela Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 10, 2017
/s/ Marv Tseu
(Marv Tseu)	Chairman of the Board and Director	May 10, 2017
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 10, 2017
/s/ Robert Hagerty
(Robert Hagerty)	Director	May 10, 2017
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 10, 2017
/s/ John Hart
(John Hart)	Director	May 10, 2017
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 10, 2017
/s/ Maria Martinez
(Maria Martinez)	Director	May 10, 2017

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 hereto)	8-K	001-12696	4.2	6/3/2015

10.1*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.1*	Executive Incentive Plan, dated May 8, 2009, as Amended September 10, 2010	8-K	001-12696	10.1	9/16/2010

10.2.2*	Plantronics, Inc. Executive Incentive Plan	10-K	001-12696	10.2.2	5/25/2012

10.3*	Amended and Restated Plantronics, Inc. 2003 Stock Plan	8-K	001-12696	10.1	8/3/2015

10.4*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan	8-K	001-12696	10.1	8/8/2016

10.5.1*	Plantronics, Inc. Basic Deferred Compensation Plan, as amended August 8, 1996	S-8	333-19351	4.5	3/25/1997

10.5.2*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.5.3*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Employment Agreement dated July 31, 2016 between Registrant and S. Kenneth Kannappan	8-K	001-12696	10.1	8/2/2016

10.8*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016

10.9*	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.10*	Employment Agreement dated as of November 1996 between Registrant and Don Houston	10-K	001-12696	10.14.2	6/2/2003

10.11*	Employment Agreement dated February 16, 2017 between Registrant and Mary Huser					X

10.12*	Employment Agreement dated October 3, 2016 between Registrant and Shantanu Sarkar					X

10.13*	Form of Change of Control Severance Agreement	10-Q	001-12696	10.1	7/29/2014

10.14	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.15*	Transition Agreement dated September 6, 2016, between Registrant and Richard R. Pickard	8-K	001-12696	10.1	9/9/2016

10.16.1	Second Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and between Plantronics, Inc. and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/1/2017

10.16.2	Revolving Line of Credit Note between Registrant and Wells Fargo Bank, National Association, dated April 28, 2017	8-K	001-12696	10.2	5/1/2017

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Registrant, and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.18	Turnkey Purchase Agreement dated December 12, 2014, between Plantronics BV, Park 20/20 C.V. and Park 20/20 Plantronics C.V.	10-Q	001-12696	10.1	2/4/2015

10.19	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.2	5/26/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.