Form 10-Q
period 2017-07-01
PLANTRONICS INC /CA/
filed 2017-08-08
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2017, 33,607,153 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics® and Simply Smarter Communications® are trademarks or registered trademarks of Plantronics, Inc.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our beliefs regarding the Enterprise market, market dynamics and customer behavior as well as our position in the market, (ii) our beliefs regarding the Consumer market, our new product introductions and the expected effect of such introductions, (iii) our belief that our "as-a-service" offerings will expand the reach of our solutions portfolio and grow our business but that revenues will not be material in the near term, (iv) our intention to provide customer data insight through software and service solutions, (v) the Unified Communications ("UC") market, including adoption of UC products, our position, and timing and growth expectations in this market, (vi) our expectations regarding the impact of our "as a service" offerings on the UC market, (vii) our intentions regarding investments in long-term growth opportunities and our core research and development efforts, (viii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (ix) the future of UC technologies, including the transition of businesses to UC-supported systems and the effects on headset adoption and use, enterprises that adopt UC and our revenue opportunity and profit growth, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of Fiscal Year 2018 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our commitment to return 60% of free cash flow, defined as cash flow provided by operating activities less capital expenditures, to our stockholders, (xv) our ability to pay future stockholder dividends, (xvi) our planned investment of and need for our foreign cash and our ability to repatriate that cash, (xvii) our ability to draw funds on our credit facility as needed, (xviii) future fluctuations in our cash provided by operating activities, (xix) the sufficiency of our capital resources to fund operations, and (xx) the outcome and effect of legal proceedings, in particular our litigation with GN Netcom, Inc. (“GN”), as well as other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2017; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications (“UC”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications and personal computer gaming headsets. Until July 1, 2017, we also offered specialty products marketed for hearing impaired individuals under our Clarity brand.

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

Compared to the first quarter of Fiscal Year 2017, net revenues decreased 8.6% to $203.9 million. The decrease in net revenues was driven primarily by lower revenues within our Consumer product category, which declined 26.6% or $17.9 million from the year ago period, as well as a slight decline within our Enterprise product category which declined 0.8% or $1.3 million from the year ago period.

Operating income for the first quarter of Fiscal Year 2018 was $23.4 million and 11.5% of net revenue, compared to $31.3 million and 14.0% of net revenue in the prior year period.

Net income for the first quarter of Fiscal Year 2018 decreased 7.6% to $18.8 million, representing 9.2% of our net revenues, compared to $20.4 million and 9.1% in the year ago period.

Our primary focus, long-term growth opportunities, strategic initiatives, and majority of our revenue and profits are in our Enterprise business. Within the Enterprise product category, we anticipate the key driver of revenue growth and profit opportunity will continue to be UC audio solutions.  We believe UC systems are being increasingly adopted by enterprises to reduce costs, improve collaboration, and migrate technology from obsolete legacy systems.  We expect growth of UC will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise product category over the next three years will come from headsets designed for UC. As such, UC remains the central focus of our sales, marketing, and support functions, and we will continue investing in key strategic alliances and integrations with major UC vendors.

Our Enterprise revenues were down slightly in the first quarter of Fiscal Year 2018 when compared to the same prior year period, resulting from declines in sales of traditional products, which were almost entirely offset by healthy growth in UC product sales. We have experienced a decline in headset sales normally associated with large telephony upgrade and implementation projects, most significantly in North America. We believe that this decline has been driven by a temporary pause in corporate purchasing decision cycles as customers evaluate new offerings and competitive shifts in telephony infrastructure providers. We believe our competitive and strategic position in Enterprise remains strong, and do not expect this disruption to persist in the long term. However, we are not able to predict what impact these conditions will have on our revenue in the short term or when these conditions will change.

Revenues from our Consumer products are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as the market acceptance of new product introductions, product life-cycles (including the introduction and pace of adoption of new technology), consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors, and fluctuations in foreign currency rates relative to the U.S. Dollar ("USD"). In addition, the timing or non-recurrence of retailer placements can cause volatility in quarter-to-quarter results.

When compared to the same prior year period, the decline in Consumer revenues in the first quarter of Fiscal Year 2018 was primarily attributable to a decline in sales of our stereo Bluetooth products due to the non-recurrence of certain major retailer placements, and product lifecycle transitions of certain products in our stereo portfolio. Additionally, weakness in the mono Bluetooth market further impacted our Consumer results. We are continuously refreshing our Consumer portfolio, having recently launched the BackBeat 500, and expect to release additional new stereo Bluetooth products in time for the calendar 2017 holiday season.

Effective July 1, 2017, we sold our Clarity division and do not expect any future revenues from this business line. Product sales from our Clarity division represented less than 2% of net revenues for both the full Fiscal Year 2017 and first quarter of Fiscal Year 2018.

We continue to invest in new ideas and technology to create additional growth opportunities, such as our software-as-a-service ("SaaS") data insights offering introduced in Fiscal Year 2017, and our Habitat Soundscaping intelligent acoustic management solution launched in July 2017. While we anticipate these investments will benefit our growth in the long term, their contribution will not be material in the near term.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We will continue to monitor our expenditures and prioritize those that further our strategic long-term growth opportunities such as innovative product development in our core research and development efforts. UC and SaaS are the central focus of our sales force, marketing group, and other customer service and support teams as we continue investing in key strategic alliances and integrations with major UC vendors, and work to expand the market opportunity for our SaaS offering.

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three months ended June 30, 2016 and 2017:

Net Revenues (in millions)                  Revenue by Product Category (percent)

Net revenues decreased in the three months ended June 30, 2017 compared to the prior year period due primarily to lower revenues within our Consumer product category, which declined 26.6% or $17.9 million from the year ago period, as well as a slight decline within our Enterprise product category.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the prior year period, U.S. net revenues decreased in the three months ended June 30, 2017 due primarily to a decline in Consumer product sales volumes, driven by the non-recurrence of certain major retailer placements, and an overall continuing decline in the mono Bluetooth market.

We typically generate approximately 40% to 45% of our revenues from international sales; therefore, the impact of currency movements on our net revenues can be significant. In addition, in some international locations where sales are denominated in USD, we also face additional pricing pressure, discounting, and lost business as a stronger USD negatively impacts buying decisions. Compared to the prior year quarter, changes in foreign exchange rates negatively impacted revenues by approximately $3 million, net of immaterial benefits from our hedging program, as a result of the decline in the value of the British Pound Sterling ("GBP") and Euro ("EUR"). Despite these currency impacts, international net revenues for the three months ended June 30, 2017 increased slightly from the same year ago period, due to growth in our Enterprise category, driven by UC product sales and almost entirely offset by sales declines in our Consumer category.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty, freight, depreciation, and duties expense, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
Net revenues	$223,106	$203,926	$(19,180)	(8.6)%
Cost of revenues	110,033	100,643	(9,390)	(8.5)%
Gross profit	$113,073	$103,283	$(9,790)	(8.7)%
Gross profit %	50.7%	50.6%

Compared to the same prior year periods, gross profit as a percentage of net revenues decreased in the three months ended June 30, 2017 due primarily to the loss on the sale of our Clarity division, and the write off of an indirect tax asset in our Brazilian entity, almost entirely offset by a product mix shift away from Consumer and product cost reductions.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on our gross profit.  Gross profit may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT, AND ENGINEERING

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, travel expenses, depreciation, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
Research, development, and engineering	$22,344	$21,213	$(1,131)	(5.1)%
% of net revenues	10.0%	10.4%

During the three months ended June 30, 2017, research, development, and engineering expenses declined when compared to the prior year period due to cost reductions from our restructuring action initiated in the fourth quarter of 2017 to reduce the cost of certain design and manufacturing processes. Additionally, funding of our variable compensation plans decreased in the three months ended June 30, 2017, resulting from lower profitability.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
Selling, general, and administrative	$55,787	$56,233	$446	0.8%
% of net revenues	25.0%	27.6%

Compared to the same period a year ago, selling, general, and administrative expenses increased in the three months ended June 30, 2017 due to increased stock-based compensation and employee-related expenses, primarily related to executive transition, and increased legal fees related to our litigation with GN Netcom. Partially offsetting these increases was a decrease in funding of our variable compensation plans in the three months ended June 30, 2017, and a favorable impact due to foreign currency fluctuations, primarily GBP and EUR.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
(Gain) loss, net from litigation settlements	$4,739	$(176)	$(4,915)	(103.7)%
% of net revenues	2.1%	0.1%

We recognized immaterial gains from litigation in the three months ended June 30, 2017, compared to a $5 million litigation charge related to discovery sanctions in the prior year.

RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
Restructuring and other related charges (credits)	$(1,048)	$2,573	$3,621	(345.5)%
% of net revenues	0.5%	1.3%

Compared to the prior year quarter, restructuring and other related charges (credits) increased due to additional restructuring actions taken during the first quarter of Fiscal Year 2018 as part of our ongoing efforts to reduce costs and focus on improved profitability. These actions included a reduction-in-force, charges to terminate a lease before the end of its contractual term, the write-off of an unrecoverable indirect tax asset in Brazil, and a loss on the sale of our Clarity division, resulting in total charges of approximately $4.4 million, of which approximately $2.6 million was recognized in restructuring and other related charges (credits), approximately $1.6 million in cost of revenues as discussed above, and $0.2 million in selling, general, and administrative expenses. For more information regarding the current quarter restructuring activities, refer to Note 8, Restructuring, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q. In the prior year quarter we recorded a net favorable adjustment resulting from changes to the estimates related to our restructuring actions recorded in Fiscal Year 2016.

INTEREST EXPENSE

Interest expense for both the three months ended June 30, 2016 and 2017 was $7.3 million. These costs are primarily related to the 5.50% Senior Notes and include an immaterial amount in amortization of debt issuance costs.

OTHER NON-OPERATING INCOME AND (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)
Other non-operating income and (expense), net	$2,352	$914	$(1,438)	(61.1)%
% of net revenues	1.1%	0.4%

Other non-operating income and (expense), net for the three months ended June 30, 2017 decreased compared to the prior year primarily due to immaterial net foreign currency losses compared to $1.4 million in net foreign currency gains in the prior year.

INCOME TAX EXPENSE (BENEFIT)

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2016	2017	(Decrease)
Income before income taxes	$26,315	$17,051	$(9,264)	(35.2)%
Income tax expense (benefit)	5,928	(1,777)	(7,705)	(130.0)%
Net income	$20,387	$18,828	$(1,559)	(7.6)%
Effective tax rate	22.5%	(10.4)%

The decrease in the effective tax rates for the three months ended June 30, 2017 is due primarily to the adoption of new guidance related to stock-based compensation, as well as a correction to our Fiscal Year 2017 geographic mix of taxable income. Refer to Note 1, Basis of Presentation, in the footnotes to the condensed consolidated financial statements, for additional details regarding this correction.

The Company adopted the new stock-based compensation accounting guidance during the three months ended June 30, 2017, which resulted in excess tax benefits associated with employee equity plans of $1.9 million being recognized in the income tax provision during that quarter. Excess tax benefits associated with employee equity plans were previously recorded in additional paid-in capital and the adoption of this guidance resulted in a reduction to the Company's effective tax rate by 11.4 percentage points for the three months ended June 30, 2017. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.

We recorded a correction to the geographic mix of income during the three months ended June 30, 2017 related to Fiscal Year 2017 to reduce income in a high tax jurisdiction and increase income in a low tax jurisdiction. This correcting adjustment resulted in a reduction to the Company’s effective tax rate by 16.2 percentage points for the three months ended June 30, 2017 as compared to the prior year period.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. All federal tax matters have been concluded for tax years prior to Fiscal Year 2014. During the three months ended June 30, 2017, we settled our protest to the California Franchise Tax Board for our 2007 and 2008 tax years resulting in an immaterial refund. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2012.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets and other debt sources, such as our revolving credit line. We believe that internally generated cash flows are generally sufficient to support our business operations, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating expenses, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, interest, annual bonus, and other payments.

Operating Activities

Compared to the same year ago quarter, net cash provided by operating activities during the three months ended June 30, 2017 decreased primarily as a result of higher payouts related to Fiscal Year 2017 variable compensation than the prior year quarter for Fiscal Year 2016 payouts, due to better achievements against Corporate targets in Fiscal Year 2017. In addition, we are in a higher prepaid income tax position than in the same year ago quarter, resulting primarily from the timing of tax payment remittances. Finally, cash collections on outstanding accounts receivable were slightly lower than the prior year quarter, driven by the timing of customer billings.

Investing Activities

Compared to the same year ago period, cash used for investing activities increased during the three months ended June 30, 2017, due to a net increase in investment purchases, net of proceeds from the sale and maturity of investment securities, partially offset by a lower level of cash paid for capital expenditures.

We estimate total capital expenditures for fiscal year 2018 will be approximately $17.0 million to $22.0 million. Capital expenditures for Fiscal Year 2018 are expected to consist primarily of facilities upgrades, IT investments, and capital investment in our manufacturing capabilities, including tooling for new products.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2017 decreased from the prior year period resulting primarily from a decrease in cash used for common stock repurchases due to a higher average stock price and higher net proceeds from stock based compensation plans.

On July 27, 2017, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on September 8, 2017 to stockholders of record at the close of business on August 18, 2017.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

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

At June 30, 2017, we had working capital of $612.7 million, including $487.5 million of cash, cash equivalents, and short-term investments, compared with working capital of $581.8 million, including $480.1 million of cash, cash equivalents, and short-term investments at March 31, 2017.

Our cash and cash equivalents as of June 30, 2017 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2017, of our $487.5 million of cash, cash equivalents, and short-term investments, $31.2 million was held domestically while $456.3 million was held by foreign subsidiaries, approximately 90% of which were based in USD-denominated investments. The costs to repatriate our foreign earnings to the U.S. would be material; however, our intent is to indefinitely reinvest earnings from foreign operations and our current plans do not require us to repatriate earnings from foreign operations to fund our U.S. operations because we generate sufficient domestic operating cash flow and have access to external funding under our revolving credit facility.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of June 30, 2017, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the three months ended June 30, 2017, we repurchased 252,707 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $13.5 million, with an average price of $53.39 per share. In addition, we withheld 196,010 shares with a total value of $10.5 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of June 30, 2017, there remained 617,128 shares authorized for repurchase under the stock repurchase program approved by the Board on July 29, 2016. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended in April 2017 (as amended, the "Credit Agreement"). The most recent amendment to the Credit Agreement redefined the term, "EBITDA", to exclude costs related to restructuring, which is consistent with the original definition of EBITDA in the credit agreement prior to a waiver last year, extended the term of the Credit Agreement by one year to May 9, 2020, and amended certain of the covenants, discussed below.

The Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. We are also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. We may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of June 30, 2017, we had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 3.25:1 (previously 3:1); and

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of June 30, 2017, we were in compliance with all ratios and covenants.

During Fiscal Year 2016, we obtained $488.4 million in aggregate principal amount, net of issuance costs, from the issuance of our 5.50% Senior Notes. The Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases. This increase in financial leverage supports our long-term commitment to enhance stockholder value of returning approximately 60% of free cash flow, defined as operating cash flows less capital expenditures, on an ongoing basis.

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

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled “Certain Forward-Looking Information” and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 10, 2017, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2017 and June 30, 2017, we had off-balance sheet consigned inventories of $52.3 million and $48.7 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to procure raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2017, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $178.6 million, including off-balance sheet consigned inventories of $48.7 million as discussed above.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 10, 2017.  There have been no changes to our critical accounting estimates during the three months ended June 30, 2017.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to condensed consolidated financial statements (unaudited) in this Quarterly Report on Form 10-Q.

Financial Statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$301,970	$290,484
Short-term investments	178,179	196,992
Accounts receivable, net	141,177	134,833
Inventory, net	55,456	57,571
Other current assets	22,195	35,486
Total current assets	698,977	715,366
Long-term investments	127,176	112,090
Property, plant, and equipment, net	150,307	148,759
Goodwill and purchased intangibles, net	15,577	15,514
Deferred tax and other assets	25,122	18,265
Total assets	$1,017,159	$1,009,994

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,885	$43,596
Accrued liabilities	74,285	59,039
Total current liabilities	117,170	102,635
Long term debt, net of issuance costs	491,059	491,421
Long-term income taxes payable	11,729	11,326
Other long-term liabilities	15,045	16,191
Total liabilities	$635,003	$621,573
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$804	$812
Additional paid-in capital	818,777	837,186
Accumulated other comprehensive income	4,694	2,705
Retained earnings	319,931	333,745
Total stockholders' equity before treasury stock	1,144,206	1,174,448
Less: Treasury stock, at cost	(762,050)	(786,027)
Total stockholders' equity	382,156	388,421
Total liabilities and stockholders' equity	$1,017,159	$1,009,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2016	2017
Net revenues	$223,106	$203,926
Cost of revenues	110,033	100,643
Gross profit	113,073	103,283
Operating expenses:
Research, development, and engineering	22,344	21,213
Selling, general, and administrative	55,787	56,233
(Gain) loss, net from litigation settlements	4,739	(176)
Restructuring and other related charges (credits)	(1,048)	2,573
Total operating expenses	81,822	79,843
Operating income	31,251	23,440
Interest expense	(7,288)	(7,303)
Other non-operating income and (expense), net	2,352	914
Income before income taxes	26,315	17,051
Income tax expense (benefit)	5,928	(1,777)
Net income	$20,387	$18,828

Earnings per common share:
Basic	$0.63	$0.58
Diluted	$0.62	$0.57

Shares used in computing earnings per common share:
Basic	32,243	32,506
Diluted	32,818	33,211

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2016	2017
Net income	$20,387	$18,828
Other comprehensive income (loss):
Foreign currency translation adjustments	(254)	200
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	954	(2,345)
Net (gains) losses reclassified into income for revenue hedges	(160)	18
Net (gains) losses reclassified into income for cost of revenue hedges	727	42
Net unrealized gains (losses) on cash flow hedges	1,521	(2,285)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	314	76

Aggregate income tax benefit (expense) of the above items	(124)	20
Other comprehensive income (loss)	1,457	(1,989)
Comprehensive income	$21,844	$16,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,387	$18,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,146	5,382
Amortization of debt issuance costs	362	362
Stock-based compensation	8,413	9,256
Deferred income taxes	4,890	6,606
Provision for excess and obsolete inventories	772	529
Restructuring and related charges (credits)	(1,048)	2,573
Cash payments for restructuring charges	(2,788)	(1,905)
Other operating activities	(1,920)	503
Changes in assets and liabilities:
Accounts receivable, net	(4,529)	6,465
Inventory, net	(1,486)	(2,241)
Current and other assets	(672)	(2,704)
Accounts payable	7,055	989
Accrued liabilities	(1,370)	(18,467)
Income taxes	(2,736)	(13,291)
Cash provided by operating activities	30,476	12,885
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	74,349	21,571
Proceeds from maturities of investments	34,353	58,298
Purchase of investments	(106,711)	(83,279)
Capital expenditures	(7,579)	(3,047)
Cash used for investing activities	(5,588)	(6,457)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(18,639)	(13,492)
Employees' tax withheld and paid for restricted stock and restricted stock units	(8,792)	(10,485)
Proceeds from issuances under stock-based compensation plans	733	9,204
Payment of cash dividends	(4,970)	(5,014)
Cash used for financing activities	(31,668)	(19,787)
Effect of exchange rate changes on cash and cash equivalents	(1,013)	1,873
Net decrease in cash and cash equivalents	(7,793)	(11,486)
Cash and cash equivalents at beginning of period	235,266	301,970
Cash and cash equivalents at end of period	$227,473	$290,484
SUPPLEMENTAL NON-CASH DISCLOSURES
Accounts payable for purchases of property, plant, and equipment	$3,823	$3,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis consistent with the Company's March 31, 2017 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein.  Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which was filed with the SEC on May 10, 2017.  The results of operations for the interim period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March.  The Company’s current and prior fiscal years end on March 31, 2018 and April 1, 2017, respectively, and both consist of 52 weeks.  The Company’s results of operations for the three months ended July 1, 2017 and July 2, 2016 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Certain immaterial reclassifications to our previously reported financial information have been made to conform to the current period presentation. In addition, refer to Note 2, Recent Accounting Pronouncements, for details regarding reclassifications made in our condensed consolidated statements of cash flows pursuant to the adoption of new share-based payment accounting guidance in the quarter ended June 30, 2017.

Immaterial Out-of-Period Correction:

During the first quarter of Fiscal Year 2018, the Company recognized an out-of-period correction to its Fiscal Year 2017 geographic mix of taxable income, which resulted in an overstatement of Fiscal Year 2017 income tax expense by $2.8 million.  The Company's correction, recognized in the quarter ended June 30, 2017, resulted in a $2.8 million benefit to income tax expense.  The Company assessed the materiality of this error and concluded it was not material to Fiscal Year 2017 and is not expected to be material to the full Fiscal Year 2018.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current U.S. GAAP. Under the new standard, revenue will be recognized at the time control of a good or service is transferred to a customer for the amount of consideration received or to be received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, non-cash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company will adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019, utilizing the modified retrospective method of adoption.  The Company has completed its initial review of the impact of this guidance, and does not anticipate a material impact on its revenue recognition practices. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•
Software Revenue: The Company currently defers revenue for the value of software where vendor specific objective evidence ("VSOE") of fair value has not been established for undelivered items. Under Topic 606, revenue for such licenses will be recognized at the time of delivery, rather than ratably, as the VSOE requirement no longer applies and the value of the remaining services are not material in the context of the contract. At June 30, 2017, deferred revenue under Topic 605 for these licenses was $1.9 million. The Company expects the remaining balance of such deferred revenue will be eliminated as a cumulative effect adjustment of implementing Topic 606 in the first quarter of its fiscal year ending March 31, 2019.

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

In May 2017, the FASB issued guidance that clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. This guidance is effective for the Company's fiscal year ending March 31, 2019, including interim periods within that year. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position, results of operations, and cash flows, but expects the impact to be immaterial.

Recently Adopted Pronouncement

Beginning Fiscal Year 2018, the Company adopted the FASB's new guidance, Improvements to Employee Share-Based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. This new guidance requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. The provision for income taxes for the three months ended June 30, 2017, included excess tax benefits of $1.9 million that reduced the Company's effective tax rate by 11.4 percentage points. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in the first three months of 2017. This guidance also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $0.3 million of excess tax benefits from financing activities to operating activities in the condensed consolidated statement of cash flows for the three months ended June 30, 2016. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this guidance. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The Company made no changes to its presentation of withholding taxes on the settlement of share-based payment awards, which were already presented as financing activities. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. Refer to additional discussion in Note 13, Income Taxes.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of June 30, 2017 and March 31, 2017 (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$283,289	$—	$—	$283,289	$283,289	$—	$—
Level 1:
Mutual Funds	13,143	436	(27)	13,552	—	13,552	—
US Treasury Notes	38,914	—	(78)	38,836	—	20,417	18,419
Subtotal	52,057	436	(105)	52,388	—	33,969	18,419
Level 2:
Government Agency Securities	52,412	—	(172)	52,240	—	31,739	20,501
Commercial Paper	47,642	—	—	47,642	7,195	40,447	—
Corporate Bonds	145,498	97	(148)	145,447	—	73,493	71,954
Certificates of Deposits ("CDs")	18,551	9	—	18,560	—	17,344	1,216
Subtotal	264,103	106	(320)	263,889	7,195	163,023	93,671

Total cash, cash equivalents and investments measured at fair value	$599,449	$542	$(425)	$599,566	$290,484	$196,992	$112,090

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$295,877	$—	$—	$295,877	$295,877	$—	$—
Level 1:
Mutual Funds	12,079	352	(32)	12,399	—	12,399	—
US Treasury Notes	35,960	—	(68)	35,892	—	17,560	18,332
Subtotal	48,039	352	(100)	48,291	—	29,959	18,332
Level 2:
Government Agency Securities	54,415	20	(164)	54,271	—	15,309	38,962
Commercial Paper	47,152	—	—	47,152	6,093	41,059	—
Corporate Bonds	141,508	64	(224)	141,348	—	73,676	67,672
Certificates of Deposits ("CDs")	20,383	3	—	20,386	—	18,176	2,210
Subtotal	263,458	87	(388)	263,157	6,093	148,220	108,844

Total cash, cash equivalents and investments measured at fair value	$607,374	$439	$(488)	$607,325	$301,970	$178,179	$127,176

As of June 30, 2017 and March 31, 2017, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 30, 2016 and 2017.

There were no transfers between fair value measurement levels during the three months ended June 30, 2016 and 2017.

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

4.  DEFERRED COMPENSATION

As of June 30, 2017, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $13.6 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $14.9 million at June 30, 2017. As of March 31, 2017, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $12.4 million. The total related deferred compensation liability at March 31, 2017 was $13.7 million.

The bank deposits are recorded on the condensed consolidated balance sheets under "cash and cash equivalents". The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under “other long-term liabilities” and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	June 30,
(in thousands)	2017	2017
Accounts receivable	$184,068	$177,106
Provisions for returns	(10,541)	(9,886)
Provisions for promotions, rebates, and other	(31,747)	(31,704)
Provisions for doubtful accounts and sales allowances	(603)	(683)
Accounts receivable, net	$141,177	$134,833

Inventory, net:

	March 31,	June 30,
(in thousands)	2017	2017
Raw materials	$20,260	$21,522
Work in process	215	330
Finished goods	34,981	35,719
Inventory, net	$55,456	$57,571

Accrued Liabilities:

	March 31,	June 30,
(in thousands)	2017	2017
Employee compensation and benefits	$36,415	$23,744
Accrued interest on 5.50% Senior Notes	10,407	3,512
Warranty obligation	6,863	6,697
VAT/Sales tax payable	5,433	4,149
Accrued other	15,167	20,937
Accrued liabilities	$74,285	$59,039

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2016 and 2017 were as follows:

	Three Months Ended June 30,
(in thousands)	2016	2017
Warranty obligation at beginning of period	$8,537	$8,697
Warranty provision related to products shipped	2,357	2,210
Deductions for warranty claims processed	(2,427)	(2,424)
Adjustments related to preexisting warranties	114	44
Warranty obligation at end of period(1)	$8,581	$8,527
(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on our condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 30, 2017, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $178.6 million.

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

In addition, the Company also provides indemnification to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations.  The Company has also entered into indemnification agreements with its directors, officers and certain other personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company or certain of its affiliated entities. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, officers and certain other personnel in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these agreements due to the limited history of prior claims and the unique facts and circumstances involved in each particular claim. Such indemnification obligations might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

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

The parties conducted fact and expert discovery through December 2016.  In February 2017, the court granted the Company’s request to file a summary judgment motion, which the Company subsequently filed in April 2017.  That motion will be heard in August 2017. GN also filed a motion for sanctions, which the court denied in July 2017.  Both sides also filed Daubert motions to exclude certain expert testimony; those motions will be heard in August. A trial date has been set for October 10, 2017.

The Company believes that the underlying antitrust action is without merit and is vigorously defending itself. However, following the court order described above, there exists an increased risk of the jury finding in favor of the plaintiff. The claims at issue also provide for treble damages in the event of an adverse judgment and/or potential injunctive relief.  The Company is unable to provide an estimate of the possible loss or range of possible loss resulting from these allegations and has not accrued any financial damages relating to the antitrust case. The trial for the underlying antitrust case is currently scheduled to commence in October 2017.

In a letter dated May 1, 2017, the Company received a Notice of Proposed Debarment from the General Services Administration ("GSA") informing the Company that the GSA has proposed that the Company be debarred from participation in Federal procurement and non-procurement programs based on the above spoliation order issued in the GN litigation matter.  The Company has submitted a response to the GSA demonstrating that it is a responsible contractor and that a suspension or debarment is neither necessary to protect the government nor warranted.  The matter is ongoing.

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

7. DEBT

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”). The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from the issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million which are being amortized to interest expense over the term of the 5.50% Senior Notes using the effective interest method. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases. This increase in financial leverage supports the Company's long-term commitment to enhance stockholder value of returning approximately 60% of free cash flow, defined as operating cash flows less capital expenditures, on an ongoing basis.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2017		June 30, 2017
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$505,150	$491,059	$524,710	$491,421

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of June 30, 2017, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on April 28, 2017 (as amended, the "Amended Credit Agreement") to extend the term of the Credit Agreement by one year to May 9, 2020, and to amend certain of the covenants, which are defined below.

The Amended Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at the Company’s election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Interest is payable quarterly in arrears on the first day of each of April, July, October and January. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears on the first day of each of April, July, October and January.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2017 and June 30, 2017, the Company had no outstanding borrowings under the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA of 3.25:1 (previously 3:1) and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2017 and June 30, 2017, the Company was in compliance with all covenants.

8. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

During the first quarter of Fiscal Year 2018 and as part of its ongoing effort to reduce costs, improve profitability, and focus on its key strategic initiatives, the Company executed an asset sale agreement to dispose of substantially all assets of its Clarity division, primarily inventories and tooling fixed assets, for an immaterial sales price. The buyer in this arrangement was a former employee of Plantronics, who acted as Clarity's President but who was not an executive officer or director of the Company. As part of the buyer's separation from Plantronics, the Company accelerated vesting on his outstanding restricted stock, resulting in an immaterial stock-compensation modification charge.

In connection with the sale, the Company will lease the facility it owns in Chattanooga, Tennessee, to the buyer for a period of twelve months. The Company also entered into a transition services agreement with the buyer to provide customer support services on a cost-recovery basis, which are not expected to be material, for a period of one year. The Company also recorded immaterial impairment charges on assets previously used in Clarity operations that have no further value to the Company.

In addition to the sale of the Clarity division and the related restructuring actions, the Company reduced headcount in certain divisions and terminated a lease in the Netherlands before the end of its contractual term, resulting in a charge equal to the present value of the remaining future minimum lease payments. In connection with this exit, the Company wrote off certain fixed assets that will no longer be used. Finally, the Company reorganized its Brazilian operations and as a result, wrote off an unrecoverable indirect tax asset.

As of June 30, 2017, the remaining obligation related to severance amounts due is immaterial and will be settled within 12 months.
The associated charges are recorded in restructuring and other related charges (credits), cost of revenues, and selling, general, and administrative expense in the condensed consolidated statements of operations, as follows (in millions):

	Three months ended June 30, 2017
Description	Total Charges	Restructuring and Other Related Charges (Credits)	Cost of Revenues	Selling, General, and Administrative
Severance benefits from reduction-in-force	$1.5	$1.5	$—	$—
Lease exit charge and asset impairments in Netherlands	0.7	0.7	—	—
Write-off of unrecoverable indirect tax asset in Brazil	0.7	—	0.7
Asset impairments related to previous Clarity operations	0.4	0.4	—	—
Loss on Clarity asset sale	0.9	—	0.9	—
Accelerated vesting of restricted stock	0.2	—	—	0.2
Totals	$4.4	$2.6	$1.6	$0.2

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2016	2017
Cost of revenues	$842	$902

Research, development, and engineering	2,484	2,101
Selling, general, and administrative	5,087	6,253
Stock-based compensation included in operating expenses	7,571	8,354
Total stock-based compensation	8,413	9,256
Income tax benefit	(2,772)	(4,849)
Total stock-based compensation, net of tax	$5,641	$4,407

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the three months ended June 30, 2016 and 2017 are discussed below. As of June 30, 2017, there remained 617,128 shares authorized for repurchase under the repurchase program approved by the Board on July 29, 2016. The Company furthermore announced on July 27, 2017 a new 1 million share stock repurchase program to commence at the conclusion of its existing stock repurchase program. There were no remaining shares authorized under previously approved programs.

In the three months ended June 30, 2016 and 2017, the Company repurchased 441,738 shares and 252,707 shares, respectively, of its common stock in the open market for a total cost of $18.6 million and $13.5 million, respectively, and at an average price per share of $42.19 and $53.39, respectively. In addition, the Company withheld shares valued at $8.8 million and $10.5 million in the three months ended June 30, 2016 and 2017, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2017	June 30, 2017
Accumulated unrealized gain (loss) on cash flow hedges (1)	$529	$(1,714)
Accumulated foreign currency translation adjustments	4,428	4,628
Accumulated unrealized gain (loss) on investments	(263)	(209)
Accumulated other comprehensive income	$4,694	$2,705
(1)Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2017 and June 30, 2017.

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2017.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2017, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2017 and June 30, 2017, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2017	June 30, 2017
Derivative Assets(1)
Non-designated hedges	$86	$11
Cash flow hedges	2,034	678
Total Derivative Assets	$2,120	$689

Derivative Liabilities(2)
Non-designated hedges	$286	$1,228
Cash flow hedges	1,109	2,910
Total Derivative Liabilities	$1,395	$4,138
(1) Short-term derivative assets are recorded in 'other current assets' and long-term derivative assets are recorded in 'deferred tax and other assets'. As of June 30, 2017 the portion of derivative assets classified as long-term was immaterial.
(2) Short-term derivative liabilities are recorded in 'accrued liabilities' and long-term derivative liabilities are recorded in 'other long-term liabilities'. As of June 30, 2017 the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of June 30, 2017, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2017:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€35,000	$39,993	Sell EUR	1 month
GBP		£7,350	$9,554	Sell GBP	1 month
AUD	A$	13,200	$10,127	Sell AUD	1 month
CAD	C$	2,900	$2,233	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2016	2017
Gain (loss) on foreign exchange contracts	$1,943	$(3,133)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2017		June 30, 2017
	EUR	GBP	EUR	GBP
Option contracts	€73.5	£23.9	€78.5	£24.0
Forward contracts	€11.2	£3.3	€14.9	£2.8

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2017 and June 30, 2017, the Company had foreign currency swap contracts of approximately MXN 287.2 million and MXN 204.5 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at June 30, 2017:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	204,460	$10,755	Buy MXN	Monthly over	12 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2017:

	Three Months Ended June 30,
(in thousands)	2016	2017
Gain (loss) included in AOCI as of beginning of period	$(1,106)	$541

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	954	(2,345)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	(160)	18
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	727	42
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	567	60

Gain (loss) included in AOCI as of end of period	$415	$(1,744)

During the three months ended June 30, 2016 and 2017 the Company recognized an immaterial gain and immaterial loss on the ineffective portion of its cash flow hedges, respectively, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rates for the three months ended June 30, 2016 and 2017 were 22.5% and (10.4)%, respectively.

The decrease in the effective tax rates for the three months ended June 30, 2017 as compared to the prior year period are due primarily to the adoption of new stock-based compensation guidance and a correction to our Fiscal Year 2017 geographic mix of income. See Note 1, Basis of Presentation, for further details regarding the correction.

The Company adopted the new stock-based compensation guidance during the three months ended June 30, 2017, which resulted in excess tax benefits associated with employee equity plans of $1.9 million being recognized in the income tax provision during that quarter. See Note 9, Stock-Based Compensation. Excess tax benefits associated with employee equity plans were previously recorded in additional paid-in capital and the adoption of this guidance resulted in a reduction to the Company's effective tax rate by 11.4 percentage points for the three months ended June 30, 2017. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.

The geographic mix of income during the three months ended June 30, 2017 included a correction related to Fiscal Year 2017 to reduce income in a high tax jurisdiction and increase income in a low tax jurisdiction. This adjustment related to the prior year resulted in a reduction to the Company’s effective tax rate by 16.2 percentage points for the three months ended June 30, 2017. Refer to Note 1, Basis of Presentation, for further details regarding this adjustment.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2017 and June 30, 2017 were unrecognized tax benefits of $12.9 million and $12.8 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.7 million and $1.4 million as of March 31, 2017 and June 30, 2017, respectively.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in the U.S. federal and various foreign and state jurisdictions. All federal tax matters have been concluded for tax years prior to Fiscal Year 2014. During the three months ended June 30, 2017, the Company effectively settled its protest to the California Franchise Tax Board for its 2007 and 2008 tax years. The result of our effective settlement was an immaterial refund. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2012.

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

14. COMPUTATION OF EARNINGS PER COMMON SHARE

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. The two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation for the three month periods ending June 30, 2016 and 2017.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2016 and 2017:

	Three Months Ended June 30,
(in thousands, except per share data)	2016	2017
Numerator:
Net income	$20,387	$18,828

Denominator:
Weighted average common shares-basic	32,243	32,506
Dilutive effect of employee equity incentive plans	575	705
Weighted average common shares-diluted	32,818	33,211

Basic earnings per common share	$0.63	$0.58
Diluted earnings per common share	$0.62	$0.57

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	1,023	457

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  With respect to headsets, it makes products for use in offices and contact centers and, with mobile devices, cordless phones, computers, and gaming consoles.

The following table presents net revenues by product group for the three months ended June 30, 2016 and 2017:

	Three Months Ended June 30,
(in thousands)	2016	2017
Net revenues from unaffiliated customers:
Enterprise	$155,897	$154,605
Consumer	67,209	49,321
Total net revenues	$223,106	$203,926

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2016 and 2017. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2016	2017
Net revenues from unaffiliated customers:
U.S.	$128,238	$108,810

Europe and Africa	54,067	54,816
Asia Pacific	26,227	23,884
Americas, excluding U.S.	14,574	16,416
Total international net revenues	94,868	95,116
Total net revenues	$223,106	$203,926

One customer, Ingram Micro Group, accounted for 10.1% of net revenues for the three months ended June 30, 2016. One customer, Ingram Micro Group, accounted for 11.9% and of net revenues for the three months ended June 30, 2017, respectively.

One customer, Ingram Micro Group, accounted for 17.6% of total net accounts receivable at March 31, 2017. One customer, Ingram Micro Group, accounted for 15.1% of total net accounts receivable at June 30, 2017.

16. SUBSEQUENT EVENTS

On July 27, 2017, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 8, 2017 to holders of record on August 18, 2017.

Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 10, 2017.

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2017	June 30, 2017
Cash and cash equivalents	$302.0	$290.5
Short-term investments	$178.2	$197.0
Long-term investments	$127.2	$112.1

As of June 30, 2017, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three months ended June 30, 2016 and 2017.

Interest rates were relatively unchanged in the three months ended June 30, 2017 compared to the same period in the prior year. We generated immaterial interest income in the three months ended June 30, 2016 and 2017. We incurred no significant interest expense from our revolving line of credit in the three months ended June 30, 2017. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the USD.  Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our net revenues and gross margins as expressed in USD.  There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

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

Compared to the prior year quarter, changes in foreign exchange rates negatively impacted revenues by approximately $3 million, net of immaterial benefits from our hedging program, as a result of the decline in the value of the GBP and EUR. In the three months ended June 30, 2016 and 2017 we recognized a net $1.4 million gain and immaterial loss, respectively, in other income and (expense), net related to changes in foreign currency rates. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2017 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$40.0	$4.0	$(4.0)
GBP	Sell GBP	$9.6	$1.0	$(1.0)
AUD	Sell AUD	$10.1	$1.0	$(1.0)
CAD	Sell CAD	$2.2	$0.2	$(0.2)

Cash Flow Hedges

In the three months ended June 30, 2017, 47% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2017, we had foreign currency put and call option contracts with notional amounts of approximately €78.5 million and £24.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $6.5 million or incur a loss of $9.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2017 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$121.9	$3.4	$(8.0)
Put options	$112.3	$3.1	$(1.1)
Forwards	$20.2	$2.1	$(2.0)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2017, we had cross-currency swap contracts with notional amounts of approximately MXN 204.5 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2017 (in millions):

Currency - cross-currency swap contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$10.8	$(1.0)	$1.2

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 10, 2017, each of which could materially affect our business, financial position, or future results of operations.

The risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2018:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
April 2, 2017 to April 29, 2017	1,386	[3]	$—	—	869,835
April 30, 2017 to May 27, 2017	239,190	[4]	$53.49	196,707	673,128
May 28, 2017 to July 1, 2017	208,141	[5]	$53.03	56,000	617,128

1
On July 29, 2016, the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock from time to time in the market or in privately negotiated repurchases as determined by management.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 1,386 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 42,483 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 152,141 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program approved by the Board on July 29, 2016.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

10.1	Second Amendment to Amended and Restated Credit Agreement between Plantronics, Inc. and Wells Fargo Bank, National Association dated April 28, 2017	8-K	001-12696	10.1	5/1/2017

10.2	Revolving Line of Credit Note between Plantronics, Inc. and Wells Fargo Bank, National Association dated April 28, 2017	8-K	001-12696	10.2	5/1/2017

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF*	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	13	-	31

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32	-	34

Item 4. Control and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	August 8, 2017	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer