Form 10-Q
period 2017-12-30
PLANTRONICS INC /CA/
filed 2018-01-30
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

or

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

As of January 26, 2018, 33,075,564 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our beliefs regarding the Enterprise market, market dynamics and customer behavior as well as our position in the market, (ii) our beliefs regarding the Consumer market, our new product introductions and the expected effect of such introductions, (iii) our belief that our "as-a-service" offerings will benefit our growth long-term but their contribution will not be material in the near term, (iv) our intention to provide customer data insight through software and service solutions, (v) the Unified Communications ("UC") market, including adoption of UC products, our position, and timing and growth expectations in this market, (vi) our plans regarding our "as a service" offerings including sales and marketing efforts, (vii) our intentions regarding investments in long-term growth opportunities and our core research and development efforts, in particular in the UC market, (viii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC, (ix) the future of UC technologies, including the transition of businesses to UC-supported systems and the effects on headset adoption and use, enterprises that adopt UC and our revenue opportunity and profit growth, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of Fiscal Year 2018 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our ability to pay future stockholder dividends, (xv) our ability to draw funds on our credit facility as needed, (xvi) the sufficiency of our capital resources to fund operations, and other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on May 10, 2017; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Compared to the third quarter of Fiscal Year 2017, net revenues decreased 2.7% to $226.5 million. The decrease in net revenues was driven by lower revenues within our Consumer product category, which declined 22.1%, or $16.7 million, from the year ago period. Of the declines in Consumer, approximately $8.0 million related to the divestiture of Clarity in the first quarter of Fiscal Year 2018. These declines were partially offset by higher revenues within our Enterprise product category, which grew 6.5%, or $10.3 million from the year ago period.

Operating income for the third quarter of Fiscal Year 2018 was $36.8 million and 16.2% of net revenue, compared to $31.9 million and 13.7% of net revenue in the prior year period. The divestiture of Clarity had a negligible impact on operating income for the third quarter of Fiscal Year 2018, and we expect the impact to be negligible for the full Fiscal Year 2018.

We reported a net loss of $49.5 million for the third quarter of Fiscal Year 2018, representing a decrease of 322.8% from the same quarter last year and driven by the impact of the Tax Cuts and Jobs Act ("the Act") that was signed into law on December 22, 2017, which resulted in a $76.4 million discrete charge for the quarter. For additional details regarding the impacts of the Act, refer to the income tax discussion in Results of Operations and Note 13, Income Taxes, in the accompanying footnotes to the condensed consolidated financial statements. In the year ago period net income was $22.2 million and 9.5% of revenues.

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

Our Enterprise revenues increased in the third quarter of Fiscal Year 2018 when compared to the same prior year period, resulting from continued growth in UC product sales, which grew at a rate above our long-term growth expectations, partially offset by declines in sales of non-UC corded and cordless products.

Revenues from our Consumer products are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as product life-cycles (including the introduction and pace of adoption of new technology), the market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors, and fluctuations in foreign currency rates relative to the U.S. Dollar ("USD"). In addition, the timing or non-recurrence of retailer placements can cause volatility in quarter-to-quarter results.

When compared to the same prior year period, the decline in Consumer revenues in the third quarter of Fiscal Year 2018 was primarily attributable to a decline in sales of our stereo Bluetooth products where new product introductions have not yet fully integrated into the market to replace revenues from certain older stereo products. Consumer product refreshes and launches typically take multiple quarters to fully integrate into the market, and it is difficult to predict at what point, if ever, these products will materially contribute to results or replace the sales of preceding models. We are currently refreshing our Consumer portfolio, having recently launched the BackBeat 300 and 500, refreshed BackBeat FIT Training and Boost editions, and RIG 800 series. Additionally, the divestiture of our Clarity line of business negatively impacted our Consumer results when compared to the same prior year period.

We continue to invest in new ideas and technology to create additional growth opportunities, such as Plantronics Manager Pro, our software-as-a-service ("SaaS") data insights offering introduced in Fiscal Year 2017, and Habitat Soundscaping, our intelligent acoustic management solution launched in July 2017. While we anticipate these investments will benefit our growth in the long term, their contribution will not be material in the near term.

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

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three and nine months ended December 31, 2016 and 2017:

Net Revenues (in millions)                  Revenue by Product Category (percent)

Net revenues decreased in the three and nine months ended December 31, 2017 compared to the prior year periods due primarily to lower revenues within our Consumer product category, partially offset by increases in our Enterprise product revenues driven by UC revenues.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the prior year periods, U.S. net revenues decreased in the three and nine months ended December 31, 2017 due primarily to a decline in Consumer product sales volumes, driven by a decline in sales of our stereo Bluetooth products and the divestiture of our Clarity business. These declines were partially offset by increases in Enterprise, resulting from continued growth in UC within both the Voyager and Blackwire product families.

International net revenues for the three and nine months ended December 31, 2017 increased from the same year ago periods due to growth in our Enterprise category, driven primarily by UC product sales. Changes in foreign exchange rates increased net revenues by $4.1 million, net of the effects of hedging, for the three months ended December 31, 2017, compared to an immaterial impact in the prior year period. During the nine months ended December 31, 2017, changes in foreign exchange rates positively impacted net revenues by $1.3 million, net of the effects of hedging, compared to an immaterial amount in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Net revenues	$232,933	$226,534	$(6,399)	(2.7)%	$672,222	$640,760	$(31,462)	(4.7)%
Cost of revenues	122,753	112,409	(10,344)	(8.4)%	338,523	315,720	(22,803)	(6.7)%
Gross profit	$110,180	$114,125	$3,945	3.6%	$333,699	$325,040	$(8,659)	(2.6)%
Gross profit %	47.3%	50.4%			49.6%	50.7%

Compared to the same prior year periods, gross profit as a percentage of net revenues increased in the three and nine months ended December 31, 2017, due primarily to product cost reductions and a favorable product mix. Gross profit for the nine months ended December 31, 2017 was also negatively impacted by the loss recorded on the sale of our Clarity division and the write-off of an indirect tax asset in our Brazilian entity, both of which are discussed in detail in Note 8, Restructuring and other related charges (credits), in the accompanying footnotes to the condensed consolidated financial statements.

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

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Research, development, and engineering	$21,393	$21,257	$(136)	(0.6)%	$66,116	$62,402	$(3,714)	(5.6)%
% of net revenues	9.2%	9.4%			9.8%	9.7%

During the three and nine months ended December 31, 2017, research, development, and engineering expenses declined when compared to the prior year periods due primarily to lower compensation expenses, driven primarily by reduced funding of our variable compensation plans and cost reductions from our restructuring actions initiated in prior periods.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of compensation costs, marketing costs, travel expenses, litigation and professional service fees, and overhead expenses.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Selling, general, and administrative	$56,919	$56,196	$(723)	(1.3)%	$169,581	$170,125	$544	0.3%
% of net revenues	24.4%	24.8%			25.2%	26.6%

Compared to the same year ago periods, selling, general, and administrative expenses were flat in the three and nine months ended December 31, 2017, with increases in legal fees related to our litigation with GN Netcom being offset by lower compensation expenses, driven primarily by reduced funding of our variable compensation plans, lower executive transition costs, cost savings from cost control initiatives and prior period restructuring actions. The litigation with GN Netcom was resolved in October 2017 in favor of the Company on all counts, as discussed further in Note 6, Commitments and Contingencies, in the accompanying footnotes to the condensed consolidated financial statements. As such, we expect legal fees to decrease in future quarters given there are currently no material outstanding legal matters.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
(Gain) loss, net from litigation settlements	$(103)	$(15)	$88	(85.4)%	$4,287	$(295)	$(4,582)	(106.9)%
% of net revenues	—%	—%			0.6%	—%

We recognized immaterial gains from litigation in the three months ended December 31, 2016 and 2017. In the nine months ended December 31, 2017, we recognized immaterial gains compared to the prior year period when we recognized a $4.9 million charge related to discovery sanctions in the GN Netcom litigation.

RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Restructuring and other related charges (credits)	$113	$(84)	$(197)	(174.3)%	$(1,350)	$2,438	$3,788	(280.6)%
% of net revenues	—%	—%			(0.2)%	0.4%

In the three months ended December 31, 2016 and 2017, we recognized immaterial adjustments resulting from changes to the estimates related to restructuring actions recorded in prior periods.

Compared to the prior year period, restructuring and other related charges (credits) increased in the nine months ended December 31, 2017, due to restructuring actions initiated during the first quarter of Fiscal Year 2018. In the prior year period we recorded a net reduction to expenses resulting from changes to the estimates related to our restructuring actions recorded in Fiscal Year 2016.

For more information regarding restructuring activities, refer to Note 8, Restructuring and other related charges (credits), of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three and nine months ended December 31, 2016 and 2017 was $7.3 million and $21.9 million, respectively and relates primarily to our 5.50% Senior Notes.

OTHER NON-OPERATING INCOME AND (EXPENSE), NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Other non-operating income and (expense), net	$427	$2,490	$2,063	483.1%	$4,119	$5,230	$1,111	27.0%
% of net revenues	0.2%	1.1%			0.6%	0.8%

Other non-operating income and (expense), net for the three months ended December 31, 2017 increased primarily due to favorable changes in the Mexican Peso exchange rate and an increase in interest income from higher average yields on our investment portfolio.

Other non-operating income and (expense), net for the nine months ended December 31, 2017 increased primarily due to increases in interest income from higher average yields on our investment portfolio.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2016	2017	(Decrease)		2016	2017	(Decrease)
Income before income taxes	$24,963	$31,920	$6,957	27.9%	$77,317	$73,696	$(3,621)	(4.7)%
Income tax expense	2,742	81,424	78,682	2,869.5%	14,235	84,419	70,184	493.0%
Net income	$22,221	$(49,504)	$(71,725)	(322.8)%	$63,082	$(10,723)	$(73,805)	(117.0)%
Effective tax rate	11.0%	255.1%			18.4%	114.6%

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and the move from a worldwide to a territorial tax system.

The move to a territorial tax system was accompanied by federal taxation of a one-time deemed repatriation of accumulated unremitted earnings (hereafter, the "toll charge"), which we will elect to pay over an eight-year period as permitted under the Act.  We recorded a $69.3 million toll charge as part of income tax expense in the quarter ended December 31, 2017, representing a provisional estimate that will be finalized when we complete our review of data spanning a 30-year period. The provisional toll charge increased our effective tax rate by 217.2% and 94.1% for the three and nine months ended December 31, 2017, respectively.

As part of the Act, we also completed our remeasurement of deferred tax assets as of December 31, 2017 to the new future federal tax rate of 21.0%, thereby reducing our deferred tax assets by $2.1 million. The rate change resulted in an overall increase to our effective tax rate by 6.6% and 2.9% for the three and nine months ended December 31, 2017, respectively. In addition, prior to our third quarter of Fiscal Year 2018, we did not recognize a deferred tax liability related to unremitted foreign earnings because our plans did not require us to repatriate earnings from foreign operations to fund U.S. operations. We expect to fund payment of the toll charge by repatriating a portion of our foreign earnings and as such, have recorded a deferred tax liability of $5.0 million related to state income taxes and foreign withholding taxes that will become due as we repatriate our foreign earnings. This increased our effective tax rate by 15.6% and 6.8% for the three and nine months ended December 31, 2017, respectively. Finally, due to our fiscal year-end we are required to pro-rate the new and old tax rates during Fiscal Year 2018. The blended, annualized tax rate applied to Fiscal Year 2018 income is 31.56%.  This reduction in the federal tax rate reduced our global tax rate by 2.3% and 1.0% for the three and nine months ended December 31, 2017, respectively.

The provisional estimate for the toll charge will be finalized when we complete our substantive review of unremitted foreign earnings through examination of statutory filings and tax returns of our foreign subsidiaries and fiscal branches that span a 30-year period. We must also analyze the impact of foreign exchange rates and inflation on the historical information to support foreign tax credits available to offset the toll charge. In addition, our estimate of the toll charge obligation may change due to legislative technical corrections, the IRS' promulgation of regulations to interpret the Act, and changes in accounting standards for income taxes or related interpretations in response to the Act. This review and finalization of the toll charge provisional estimate will be completed within a twelve month measurement period from the date of enactment.

We adopted the new stock-based compensation accounting guidance effective the beginning of Fiscal Year 2018. Excess tax benefits associated with employee equity plans were previously recorded in additional paid-in capital and the adoption of this guidance had an immaterial impact on our effective tax rate for the three months ended December 31, 2017, but resulted in a reduction to our effective tax rate by 2.6 percentage points for the nine months ended December 31, 2017. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of our stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.

We recorded a correction to the geographic mix of income during the nine months ended December 31, 2017 related to Fiscal Year 2017, which reduced income in a high tax jurisdiction and increased income in a low tax jurisdiction. This correcting adjustment had no impact on the three months ended December 31, 2017, but resulted in a reduction to our effective tax rate by 3.5 percentage points for the nine months ended December 31, 2017 as compared to the prior year period. For additional details regarding this correction refer to Note 1, Basis of Presentation, in the accompanying footnotes to the condensed consolidated financial statements.

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

Our primary source of liquidity is cash provided by operating activities and, on occasion, financing obtained from capital markets and other financing sources, such as our revolving credit line. We believe that internally generated cash flows are generally sufficient to support our business operations, capital expenditures, restructuring activities, principal and interest payment of debt, income tax payments and the payment of stockholder dividends, in addition to investments and share repurchases. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues and operating income, the timing of product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax, interest, annual bonus, and other payments.

Operating Activities

Compared to the same year ago period, net cash provided by operating activities during the nine months ended December 31, 2017 decreased primarily as a result of higher payouts in the first quarter of Fiscal Year 2018 related to Fiscal Year 2017 variable compensation than payouts during the prior year period for Fiscal Year 2016 variable compensation, due to better achievements against Corporate targets in Fiscal Year 2017.

Investing Activities

Compared to the same year ago period, we used more cash for investing activities during the nine months ended December 31, 2017 for increased investment purchases, net of proceeds received from the sale and maturity of securities in our portfolio. This increase was partially offset by lower capital expenditures.

We estimate total capital expenditures for Fiscal Year 2018 will be approximately $14.0 million to $17.0 million. We expect capital expenditures for the remainder of Fiscal Year 2018  to consist primarily of IT investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2017 increased from the prior year period resulting primarily from an increase in cash used for common stock repurchases due to a lower average stock price, partially offset by higher net proceeds from stock-based compensation plans.

On January 30, 2018, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on March 9, 2018 to stockholders of record at the close of business on February 20, 2018.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

At December 31, 2017, we had working capital of $619.4 million, including $499.1 million of cash, cash equivalents, and short-term investments, compared with working capital of $581.8 million, including $480.1 million of cash, cash equivalents, and short-term investments at March 31, 2017.

Our cash and cash equivalents as of December 31, 2017 consisted of bank deposits with third party financial institutions, US Treasury Bills, and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2017, of our $499.1 million of cash, cash equivalents, and short-term investments, $17.8 million was held domestically while $481.2 million was held by foreign subsidiaries, approximately 90% of which was based in USD-denominated investments.

Prior to our third quarter of Fiscal Year 2018, we did not recognize a deferred tax liability related to unremitted foreign earnings because our plans did not require us to repatriate earnings from foreign operations to fund our U.S. operations. The Tax Cuts and Jobs Act (H.R. 1) (the "Act") was signed into law in the U.S. on December 22, 2017, which, among other things, introduced the move from a worldwide to a territorial tax system and imposed a one-time tax on a deemed repatriation of accumulated foreign earnings (hereafter, the "toll charge"). We recorded a $69.3 million toll charge as part of income tax expense in the quarter ended December 31, 2017, representing a provisional estimate of our obligation and which we will pay over an eight-year period as permitted under the Act. We expect to fund payment of the toll charge by repatriating a portion of our foreign earnings and as such, we recorded a deferred tax liability of $5 million related to state income taxes and foreign withholding taxes that will become due as we repatriate foreign earnings. For additional details, refer to Note 13, Income Taxes, in the accompanying footnotes to the condensed consolidated financial statements.

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  As a result of the issuance of the 5.50% Senior Notes in May 2015, we are required to make interest payments of approximately $13.8 million each November and May through the life of the notes. Both the interest payments on the 5.50% Senior Notes and the payments for the toll charge described above will decrease our liquidity. We generate sufficient operating cash flow and have access to external funding under our revolving credit facility to provide for these payments. For additional details, refer to Note 7, Debt, and Note 13, Income Taxes, in the accompanying footnotes to the condensed consolidated financial statements.

Our short and long-term investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs. As of December 31, 2017, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, depending on market conditions, our Board has authorized plans under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions. During the nine months ended December 31, 2017, we repurchased 1,138,903 shares of our common stock in the open market as part of these publicly announced repurchase programs. The total cost of these repurchases was $52.9 million, with an average price of $46.46 per share. In addition, we withheld 210,416 shares with a total value of $11.2 million in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

As of December 31, 2017, there remained 730,932 shares authorized for repurchase under the stock repurchase program approved by the Board on July 27, 2017. For more information regarding our stock repurchase programs, refer to Note 10, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

In May 2011, we entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended in April 2017 (as amended, the "Credit Agreement"). The Credit Agreement provides for a $100.0 million unsecured revolving credit facility. Revolving loans under the Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. We are also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. We may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. During the third quarter of Fiscal Year 2018 we borrowed and repaid $8 million from our line of credit and as of December 31, 2017, we had no outstanding borrowings. The line of credit requires us to comply with the following two financial covenant ratios, in each case at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 3.25:1 (previously 3:1); and

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents, and marketable securities plus availability under the Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. As of December 31, 2017, we were in compliance with all ratios and covenants.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2017 and December 31, 2017, we had off-balance sheet consigned inventories of $52.3 million and $56.1 million, respectively.

Unconditional Purchase Obligations

We utilize several contract manufacturers to procure raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2017, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $192.3 million, including off-balance sheet consigned inventories of $56.1 million as discussed above.

During the quarter ended December 31, 2017, our short and long-term tax obligations increased due to introduction of the Tax Cuts and Jobs Act (H.R. 1) (the “Act”), signed into law on December 22, 2017 and requiring the payment of a one-time deemed repatriation of accumulated unremitted earnings (the "toll charge"). As permitted under the Act, we have elected to pay the toll charge obligation over an 8-year period, as follows:

(in millions)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Toll charge	$69.3	$5.5	$11.0	$11.2	$41.6

For additional details regarding the Act and the toll charge, refer to Note 13, Income Taxes, in the accompanying footnotes to the condensed consolidated financial statements.

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

During the quarter ended December 31, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States. The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and the move from a worldwide to a territorial tax system. The move to a territorial tax system was accompanied by federal taxation of a one-time deemed repatriation of accumulated unremitted earnings (hereafter, the "toll charge"). The toll charge is a provisional estimate and is based on the application of certain tax rates to foreign unremitted cash and cash equivalents and permanently reinvested foreign assets. Our estimate of the toll charge obligation may change due to changes in interpretations of the Act, legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from foreign exchange rates of foreign subsidiaries and the effects of inflation. We will finalize the estimate within a twelve-month period from the date of enactment of December 22, 2017.

In addition, prior to our third quarter of Fiscal Year 2018, we did not recognize a deferred tax liability related to unremitted foreign earnings because our plans did not require the Company to repatriate earnings from foreign operations to fund U.S. operations.  We expect to fund payment of the toll charge by repatriating a portion of our foreign earnings and as such, have recorded a deferred tax liability related to state income taxes and foreign withholding taxes that will become due as the Company repatriates foreign earnings.

Refer to additional details surrounding impacts of the Act at Note 13, Income Taxes, in the accompanying footnotes to the condensed consolidated financial statements.

Other than the above item, there have been no changes to our critical accounting estimates during the nine months ended December 31, 2017.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2017	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$301,970	$280,293
Short-term investments	178,179	218,773
Accounts receivable, net	141,177	143,919
Inventory, net	55,456	64,574
Other current assets	22,195	19,460
Total current assets	698,977	727,019
Long-term investments	127,176	118,870
Property, plant, and equipment, net	150,307	144,802
Goodwill and purchased intangibles, net	15,577	15,498
Deferred tax assets	23,242	14,783
Other assets	1,880	1,681
Total assets	$1,017,159	$1,022,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,885	$45,685
Accrued liabilities	74,285	61,906
Total current liabilities	117,170	107,591
Long term debt, net of issuance costs	491,059	492,146
Long-term income taxes payable	11,729	74,476
Other long-term liabilities	15,045	19,419
Total liabilities	$635,003	$693,632
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$804	$814
Additional paid-in capital	818,777	858,253
Accumulated other comprehensive income	4,694	1,905
Retained earnings	319,931	294,200
Total stockholders' equity before treasury stock	1,144,206	1,155,172
Less: Treasury stock, at cost	(762,050)	(826,151)
Total stockholders' equity	382,156	329,021
Total liabilities and stockholders' equity	$1,017,159	$1,022,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2017	2016	2017
Net revenues	$232,933	$226,534	$672,222	$640,760
Cost of revenues	122,753	112,409	338,523	315,720
Gross profit	110,180	114,125	333,699	325,040
Operating expenses:
Research, development, and engineering	21,393	21,257	66,116	62,402
Selling, general, and administrative	56,919	56,196	169,581	170,125
(Gain) loss, net from litigation settlements	(103)	(15)	4,287	(295)
Restructuring and other related charges (credits)	113	(84)	(1,350)	2,438
Total operating expenses	78,322	77,354	238,634	234,670
Operating income	31,858	36,771	95,065	90,370
Interest expense	(7,322)	(7,341)	(21,867)	(21,904)
Other non-operating income and (expense), net	427	2,490	4,119	5,230
Income before income taxes	24,963	31,920	77,317	73,696
Income tax expense	2,742	81,424	14,235	84,419
Net income (loss)	$22,221	$(49,504)	$63,082	$(10,723)

Earnings (Loss) per common share:
Basic	$0.69	$(1.54)	$1.96	$(0.33)
Diluted	$0.68	$(1.54)	$1.92	$(0.33)

Shares used in computing earnings (loss) per common share:
Basic	32,242	32,075	32,260	32,384
Diluted	32,826	32,075	32,895	32,384

Cash dividends declared per common share	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2017	2016	2017
Net income (loss)	$22,221	$(49,504)	$63,082	$(10,723)
Other comprehensive income (loss):
Foreign currency translation adjustments	82	—	(168)	257
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	2,090	(446)	2,394	(5,093)
Net (gains) losses reclassified into income for revenue hedges	(2,178)	1,357	(3,163)	2,506
Net (gains) losses reclassified into income for cost of revenue hedges	756	(61)	2,072	(193)
Net unrealized gains (losses) on cash flow hedges	668	850	1,303	(2,780)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(628)	(658)	(586)	(449)

Aggregate income tax benefit (expense) of the above items	156	181	130	182
Other comprehensive income (loss)	278	373	679	(2,790)
Comprehensive income (loss)	$22,499	$(49,131)	$63,761	$(13,513)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2016	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$63,082	$(10,723)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,624	15,894
Amortization of debt issuance costs	1,087	1,087
Stock-based compensation	25,005	26,047
Deferred income taxes	(753)	10,490
Provision for excess and obsolete inventories	1,292	2,013
Restructuring and related charges (credits)	(1,350)	2,438
Cash payments for restructuring charges	(3,793)	(2,911)
Other operating activities	633	(645)
Changes in assets and liabilities:
Accounts receivable, net	(13,448)	(3,153)
Inventory, net	(5,990)	(9,577)
Current and other assets	(2,346)	(3,066)
Accounts payable	3,626	2,783
Accrued liabilities	6,191	(15,695)
Income taxes	(1,141)	66,387
Cash provided by operating activities	87,719	81,369
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	143,631	54,411
Proceeds from maturities of investments	97,253	146,989
Purchase of investments	(247,491)	(232,840)
Capital expenditures	(19,603)	(9,403)
Cash used for investing activities	(26,210)	(40,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(34,236)	(52,915)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,444)	(11,186)
Proceeds from issuances under stock-based compensation plans	6,516	13,446
Proceeds from revolving line of credit	—	8,000
Repayments of revolving line of credit	—	(8,000)
Payment of cash dividends	(14,947)	(15,008)
Other financing activity	761	—
Cash used for financing activities	(51,350)	(65,663)
Effect of exchange rate changes on cash and cash equivalents	(2,964)	3,460
Net increase (decrease) in cash and cash equivalents	7,195	(21,677)
Cash and cash equivalents at beginning of period	235,266	301,970
Cash and cash equivalents at end of period	$242,461	$280,293
SUPPLEMENTAL NON-CASH DISCLOSURES
Accounts payable for purchases of property, plant, and equipment	$1,052	$3,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis materially consistent with the Company's March 31, 2017 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2017, which was filed with the SEC on May 10, 2017. The results of operations for the interim period ended December 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 31, 2018 and April 1, 2017, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and nine months ended December 30, 2017 and December 31, 2016 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

Earnings per common share:

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based payment awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. Historically, the two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation under the treasury stock method. Beginning in the second quarter of Fiscal Year 2018, the Company applied the two-class method of calculating earnings per share because the ratio of participating securities to the weighted average number of common shares outstanding has increased as compared to the historical average, and this dilution will continue if the Company continues to repurchase its common stock at current levels. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company; therefore, the treasury stock method was used to calculate earnings per common share for the three and nine months ended December 31, 2017. For further details refer to Note 14, Computation of Earnings Per Common Share.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current U.S. GAAP. Under the new standard, revenue will be recognized at the time control of a good or service is transferred to a customer for the amount of consideration received or to be received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, non-cash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company will adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019, utilizing the modified retrospective method of adoption.  The Company has completed its initial review of the impact of this guidance, and does not anticipate a material impact on its revenue recognition policies. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•
Software Revenue: The Company currently defers revenue for the value of software where vendor specific objective evidence ("VSOE") of fair value has not been established for undelivered items. Under Topic 606, revenue for such licenses will be recognized at the transfer of control, rather than ratably, as the VSOE requirement no longer applies and the value of the remaining services are not material in the context of the contract. At December 31, 2017, deferred revenue under Topic 605 for these licenses was $2.1 million. The Company expects the remaining balance of such deferred revenue will be eliminated as a cumulative effect adjustment of implementing Topic 606 in the first quarter of its fiscal year ending March 31, 2019.

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

In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets "right-of-use assets" and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a "short-term lease". For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for the Company's fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied at the beginning of the earliest comparative period presented. The Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its condensed consolidated balance sheets, but is still evaluating the impact on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued guidance that revises the definition of a business, providing a more robust framework for determining when a set of assets and activities is deemed a business. The guidance is effective for the Company's fiscal year ending March 31, 2019, including interim periods within that year, and is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In January 2017, the FASB issued guidance that simplifies the process required to test goodwill for impairment. The guidance is effective for the Company's fiscal year ending March 31, 2021, and is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In March 2017, the FASB issued guidance related to the amortization of premiums on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date instead of the maturity date. This guidance is effective for the Company's fiscal year ending March 31, 2020, including interim periods within that year. The Company expects the impact to be immaterial.

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

Recently Adopted Pronouncement

Beginning Fiscal Year 2018, the Company adopted the FASB's new guidance, Improvements to Employee Share-Based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. This new guidance requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. The provision for income taxes for the three months ended December 31, 2017 included excess tax benefits that did not materially reduce the Company's effective tax rate. The provision for income taxes for the nine months ended December 31, 2017 included excess tax benefits of $1.9 million,  which reduced the Company's effective tax rate by 2.6 percentage points. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in the first nine months of 2017. This guidance also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $1.0 million of excess tax benefits from financing activities to operating activities in the condensed consolidated statement of cash flows for the nine months ended December 31, 2016. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this guidance. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The Company made no changes to its presentation of withholding taxes on the settlement of share-based payment awards, which were already presented as financing activities. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. Refer to additional discussion in Note 13, Income Taxes.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2017 and March 31, 2017 (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$272,063	$—	$—	$272,063	$272,063	$—	$—
Level 1:
Mutual Funds	14,298	399	(70)	14,627	—	14,627	—
US Treasury Notes	71,684	—	(210)	71,474	4,998	42,348	24,128
Money Market Funds	239	—	—	239	239	—	—
Subtotal	86,221	399	(280)	86,340	5,237	56,975	24,128
Level 2:
Government Agency Securities	56,667	—	(276)	56,391	—	31,300	25,091
Commercial Paper	32,944	—	—	32,944	2,993	29,951	—
Corporate Bonds	142,148	45	(375)	141,818	—	77,175	64,643
Certificates of Deposits ("CDs")	28,383	—	(3)	28,380	—	23,372	5,008
Subtotal	260,142	45	(654)	259,533	2,993	161,798	94,742

Total cash, cash equivalents and investments measured at fair value	$618,426	$444	$(934)	$617,936	$280,293	$218,773	$118,870

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$295,877	$—	$—	$295,877	$295,877	$—	$—
Level 1:
Mutual Funds	12,079	352	(32)	12,399	—	12,399	—
US Treasury Notes	35,960	—	(68)	35,892	—	17,560	18,332
Money Market Funds	—	—	—	—	—	—	—
Subtotal	48,039	352	(100)	48,291	—	29,959	18,332
Level 2:
Government Agency Securities	54,415	20	(164)	54,271	—	15,309	38,962
Commercial Paper	47,152	—	—	47,152	6,093	41,059	—
Corporate Bonds	141,508	64	(224)	141,348	—	73,676	67,672
Certificates of Deposits ("CDs")	20,383	3	—	20,386	—	18,176	2,210
Subtotal	263,458	87	(388)	263,157	6,093	148,220	108,844

Total cash, cash equivalents and investments measured at fair value	$607,374	$439	$(488)	$607,325	$301,970	$178,179	$127,176

As of December 31, 2017 and March 31, 2017, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2016 and 2017.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2016 and 2017.

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

4.  DEFERRED COMPENSATION

As of December 31, 2017, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $14.6 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $15.9 million at December 31, 2017. As of March 31, 2017, the Company held bank deposits of $0.8 million and investments in mutual funds totaling $12.4 million. The total related deferred compensation liability at March 31, 2017 was $13.7 million.

The bank deposits are recorded on the condensed consolidated balance sheets under "cash and cash equivalents". The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	December 31,
(in thousands)	2017	2017
Accounts receivable	$184,759	$196,175
Provisions for returns	(10,541)	(11,438)
Provisions for promotions, rebates, and other	(32,438)	(39,886)
Provisions for doubtful accounts and sales allowances	(603)	(932)
Accounts receivable, net	$141,177	$143,919

Inventory, net:

	March 31,	December 31,
(in thousands)	2017	2017
Raw materials	$20,260	$23,485
Work in process	215	243
Finished goods	34,981	40,846
Inventory, net	$55,456	$64,574

Accrued Liabilities:

	March 31,	December 31,
(in thousands)	2017	2017
Employee compensation and benefits	$36,415	$23,719
Accrued interest on 5.50% Senior Notes	10,407	3,419
Warranty obligation	6,863	7,418
VAT/Sales tax payable	5,433	6,182
Derivative liabilities	1,323	4,425
Accrued other	13,844	16,743
Accrued liabilities	$74,285	$61,906

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2016 and 2017 were as follows:

	Nine Months Ended December 31,
(in thousands)	2016	2017
Warranty obligation at beginning of period	$8,537	$8,697
Warranty provision related to products shipped	7,248	7,367
Deductions for warranty claims processed	(7,246)	(7,711)
Adjustments related to preexisting warranties	408	1,086
Warranty obligation at end of period(1)	$8,947	$9,439
(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on our condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2017, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $192.3 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") sued the Company in the United States ("U.S.") District Court for the District of Delaware (“Court”), alleging violations of the Sherman Act, the Clayton Act, and Delaware common law. In its complaint, GN specifically alleged four causes of action: monopolization, attempted monopolization, concerted action in restraint of trade, and tortious interference with business relations. GN claimed that the Company dominates the market for headsets sold into contact centers in the U.S. and that a critical channel for sales of headsets to contact centers is through a limited network of specialized independent distributors (“SIDs”). GN asserted that the Company attracts SIDs through exclusive distributor agreements and alleged that the use of these agreements is illegal. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief.

The case was tried to a jury in October, 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November, 2017, and that motion was denied by the Court in January, 2018. The Company filed a motion for attorneys’ fees in November, 2017 and that motion was denied by the Court in January, 2018. The Company filed a motion for certain recoverable costs, and the parties stipulated to an immaterial amount, which GN will pay the Company. If the jury verdict were to be overturned on appeal, the Company would have to repay that amount to GN. GN has not indicated whether it plans to file an appeal of the jury’s verdict.

In a letter dated May 1, 2017, the Company received a Notice of Proposed Debarment from the General Services Administration ("GSA") informing the Company that the GSA has proposed that the Company be debarred from participation in Federal procurement and non-procurement programs based on the above spoliation order issued in the GN litigation matter.  The Company submitted a response to the GSA demonstrating that it is a responsible contractor and that a suspension or debarment is neither necessary to protect the government nor warranted. The GSA found “no cause” for debarment of Plantronics and terminated the proceeding against the Company in August 2017.

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

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2017		December 31, 2017
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$505,150	$491,059	$520,425	$492,146

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of December 31, 2017, the Company was in compliance with all covenants.

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

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. During the three months ended December 31, 2017 the Company borrowed and repaid $8 million from our line of credit, and as of March 31, 2017 and December 31, 2017, the Company had no outstanding borrowings on the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA of 3.25:1 (previously 3:1) and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2017 and December 31, 2017, the Company was in compliance with all covenants.

8. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

During the first nine months of Fiscal Year 2018 and as part of its ongoing effort to reduce costs, improve profitability, and focus on its key strategic initiatives, the Company executed an asset sale agreement to dispose of substantially all assets of its Clarity division, primarily inventories and tooling fixed assets, for an immaterial sales price. The buyer in this arrangement was a former employee of the Company, who acted as Clarity's President but who was not an executive officer or director of the Company. As part of the buyer's separation from Plantronics, the Company accelerated vesting on his outstanding restricted stock, resulting in an immaterial stock-compensation modification charge.

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

As of December 31, 2017, the remaining obligation related to severance amounts due is immaterial and will be settled within 12 months.

During the quarter ended December 31, 2017, we recorded an immaterial adjustment to restructuring and other related charges (credits) resulting from a change in estimate from amounts previously recorded.

The associated charges for the nine months ended December 31, 2017 are recorded in restructuring and other related charges (credits), cost of revenues, and selling, general, and administrative expense in the condensed consolidated statements of operations, as follows:

	Nine months ended December 31, 2017
(in millions)	Total Charges	Restructuring and Other Related Charges (Credits)	Cost of Revenues	Selling, General, and Administrative
Severance benefits from reduction-in-force	$1.3	$1.3	$—	$—
Lease exit charge and asset impairments in Netherlands	0.7	0.7	—	—
Write-off of unrecoverable indirect tax asset in Brazil	0.7	—	0.7	—
Asset impairments related to previous Clarity operations	0.4	0.4	—	—
Loss on Clarity asset sale	0.9	—	0.9	—
Accelerated vesting of restricted stock	0.2	—	—	0.2
Totals	$4.2	$2.4	$1.6	$0.2

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2017	2016	2017
Cost of revenues	$794	$917	$2,414	$2,709

Research, development, and engineering	1,771	2,049	6,663	6,158
Selling, general, and administrative	6,124	5,063	15,928	17,180
Stock-based compensation included in operating expenses	7,895	7,112	22,591	23,338
Total stock-based compensation	8,689	8,029	25,005	26,047
Income tax expense (benefit)	(2,986)	2,039	(8,635)	(5,650)
Total stock-based compensation, net of tax	$5,703	$10,068	$16,370	$20,397

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the nine months ended December 31, 2016 and 2017 are discussed below. As of December 31, 2017, there remained 730,932 shares authorized for repurchase under the repurchase program approved by the Board on July 27, 2017. There were no remaining shares authorized under previously approved programs.

In the nine months ended December 31, 2016 and 2017, the Company repurchased 764,176 shares and 1,138,903 shares, respectively, of its common stock in the open market for a total cost of $34.2 million and $52.9 million, respectively, and at an average price per share of $44.80 and $46.46, respectively. In addition, the Company withheld shares valued at $9.4 million and $11.2 million in the nine months ended December 31, 2016 and 2017, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2017	December 31, 2017
Accumulated unrealized gain (loss) on cash flow hedges (1)	$529	$(2,200)
Accumulated foreign currency translation adjustments	4,428	4,685
Accumulated unrealized gain (loss) on investments	(263)	(580)
Accumulated other comprehensive income	$4,694	$1,905
(1)Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2017 and December 31, 2017.

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2017.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2017, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2017 and December 31, 2017, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2017	December 31, 2017
Derivative Assets(1)
Non-designated hedges	$86	$19
Cash flow hedges	2,034	332
Total Derivative Assets	$2,120	$351

Derivative Liabilities(2)
Non-designated hedges	$286	$1,155
Cash flow hedges	1,109	3,345
Total Derivative Liabilities	$1,395	$4,500
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of December 31, 2017 the portion of derivative assets classified as long-term was immaterial.
(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of December 31, 2017 the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of December 31, 2017, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2017:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€38,700	$46,560	Sell EUR	1 month
GBP		£5,100	$6,899	Sell GBP	1 month
AUD	A$	14,200	$11,092	Sell AUD	1 month
CAD	C$	2,900	$2,315	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2017	2016	2017
Gain (loss) on foreign exchange contracts	$3,801	$848	$5,551	$6,083

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	March 31, 2017		December 31, 2017
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€73.5	£23.9	€75.8	£22.9
Forward contracts	€11.2	£3.3	€13.0	£4.1

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2017 and December 31, 2017, the Company had foreign currency swap contracts of approximately MXN 287.2 million and MXN 76.3 million, respectively.

The following table summarizes the notional value of the Company’s outstanding MXN cross-currency swaps and approximate USD Equivalent at December 31, 2017:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	$76,340	$3,935	Buy MXN	Monthly over	6 months

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2016 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2017	2016	2017
Gain (loss) included in AOCI as of beginning of period	$(471)	$(3,089)	$(1,106)	$541

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	2,090	(446)	2,394	(5,093)

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	2,178	1,357	3,163	2,506
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	(756)	(61)	(2,072)	(193)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	1,422	1,296	1,091	2,313

Gain (loss) included in AOCI as of end of period	$197	$(2,239)	$197	$(2,239)

During the three and nine months ended December 31, 2016 and 2017 the Company recognized an immaterial gain and immaterial loss on the ineffective portion of its cash flow hedges, respectively, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rates for the three months ended December 31, 2016 and 2017 were 11.0% and 255.1%, respectively. The effective tax rates for the nine months ended December 31, 2016 and 2017 were 18.4% and 114.6%, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and the move from a worldwide to a territorial tax system.

The move to a territorial tax system was accompanied by federal taxation of a one-time deemed repatriation of accumulated unremitted earnings (hereafter, the "toll charge"), which the Company will elect to pay over an eight-year period as permitted under the Act.  The Company recorded a $69.3 million toll charge as part of income tax expense in the quarter ended December 31, 2017, representing a provisional estimate based on a 15.5% tax applied to foreign unremitted cash and cash equivalents and an 8% tax applied to permanently reinvested foreign assets. The provisional toll charge increased our effective tax rate by 217.2% and 94.1% for the three and nine months ended December 30, 2017, respectively. As part of the Act, the Company also completed its remeasurement of deferred tax assets as of December 31, 2017 to the new future federal tax rate of 21%, thereby reducing the Company’s deferred tax assets by $2.1 million. The rate change resulted in an overall increase to the Company’s effective tax rate by 6.6% and 2.9% for the three and nine months ended December 31, 2017, respectively. In addition, prior to its third quarter of Fiscal Year 2018, the Company did not recognize a deferred tax liability related to unremitted foreign earnings because its plans did not require the Company to repatriate earnings from foreign operations to fund U.S. operations.  The Company expects to fund payment of the toll charge by repatriating a portion of its foreign earnings and as such, has recorded a deferred tax liability of $5.0 million related to state income taxes and foreign withholding taxes that will become due as the Company repatriates foreign earnings. This increased the Company’s effective tax rate by 15.6% and 6.8% for the three and nine months ended December 31, 2017, respectively. Finally, the Company files its federal tax return on a fiscal year-end and is therefore required to pro-rate the new and old tax rates during Fiscal Year 2018.  The blended, annualized tax rate applied to Fiscal Year 2018 income is 31.56%.  This reduction in the federal tax rate reduced the Company’s global tax rate by 2.3% and 1.0% for the three and nine months ended December 31, 2017, respectively.

The provisional estimate for the toll charge will be finalized when the Company completes its substantive review of unremitted foreign earnings through examination of statutory filings and tax returns of the Company's foreign subsidiaries and fiscal branches that span a 30-year period. The Company must also analyze the impact of foreign exchange rates and inflation on the historical information to support foreign tax credits available to offset the toll charge. In addition, the Company's estimate of the toll charge obligation may change due to legislative technical corrections, the IRS' promulgation of regulations to interpret the Act, and changes in accounting standards for income taxes or related interpretations in response to the Act. This review and finalization of the toll charge provisional estimate will be completed within a twelve month measurement period from the date of enactment.

The Company recorded a correction to the geographic mix of income during the three months ended June 30, 2017 related to Fiscal Year 2017, which reduced income in a high tax jurisdiction and increased income in a low tax jurisdiction. This correction resulted in a reduction to the Company’s effective tax rate by 3.5 percentage points for the nine months ended December 31, 2017 as compared to the prior year period and had no impact on the three months ended December 31, 2017. For additional details regarding this correction refer to Note 1, Basis of Presentation.

The Company adopted new stock-based compensation accounting guidance effective the beginning of Fiscal Year 2018. Excess tax benefits associated with employee equity plans were previously recorded in additional paid-in capital and the adoption of this guidance had an immaterial impact on the Company's effective tax rate for the three months ended December 31, 2017, but resulted in a reduction to the Company's effective tax rate by 2.6 percentage points for the nine months ended December 31, 2017. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2017 were unrecognized tax benefits of $12.9 million and $12.3 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.7 million and $1.4 million as of March 31, 2017 and December 31, 2017, respectively.  No penalties have been accrued.

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

14. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing net income associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive). Refer to Note 1, Basis of Presentation, for additional information regarding the Company's computation of earnings (loss) per common share.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended December 31, 2016 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2016	2017	2016	2017
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$22,221	$(49,504)	$63,082	$(10,723)

Denominator:
Weighted average common shares, basic	32,242	32,075	32,260	32,384
Dilutive effect of employee equity incentive plans	584	—	635	—
Weighted average common shares-diluted	32,826	32,075	32,895	32,384

Basic earnings (loss) per common share	$0.69	$(1.54)	$1.96	$(0.33)
Diluted earnings (loss) per common share	$0.68	$(1.54)	$1.92	$(0.33)

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	473	968	573	1,107

15. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  With respect to headsets, the Company makes products for use in offices and contact centers and, with mobile devices, cordless phones, computers, and gaming consoles.

The following table presents net revenues by product group for the three and nine months ended December 31, 2016 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2017	2016	2017
Net revenues from unaffiliated customers:
Enterprise	$157,345	$167,640	$467,784	$485,152
Consumer	75,588	58,894	204,438	155,608
Total net revenues	$232,933	$226,534	$672,222	$640,760

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2016 and 2017. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2016	2017	2016	2017
Net revenues from unaffiliated customers:
U.S.	$123,719	$106,455	$371,019	$326,360

Europe and Africa	63,233	73,620	168,722	184,761
Asia Pacific	27,164	27,553	81,979	75,664
Americas, excluding U.S.	18,817	18,906	50,502	53,975
Total international net revenues	109,214	120,079	301,203	314,400
Total net revenues	$232,933	$226,534	$672,222	$640,760

One customer, Ingram Micro Group, accounted for 10.5% and 10.6% of net revenues for the three and nine months ended December 31, 2016. One customer, Ingram Micro Group, accounted for 10.7% and 11.6% of net revenues for the three and nine months ended December 31, 2017, respectively.

One customer, Ingram Micro Group, accounted for 17.6% of total net accounts receivable at March 31, 2017. Two customers, Ingram Micro Group and D&H Distributors, accounted for 13.5% and 13.8%, respectively, of total net accounts receivable at December 31, 2017.

16. SUBSEQUENT EVENTS

On January 30, 2018, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 9, 2018 to holders of record on February 20, 2018.

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

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents, short-term investments, and long-term investments as follows:

(in millions)	March 31, 2017	December 31, 2017
Cash and cash equivalents	$302.0	$280.3
Short-term investments	$178.2	$218.8
Long-term investments	$127.2	$118.9

As of December 31, 2017, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three and nine months ended December 31, 2016 and 2017.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2017 compared to the same period in the prior year. In the three and nine months ended December 31, 2016 and 2017 we generated interest income of $0.9 million and $2.6 million and $1.4 million and $3.4 million, respectively.. We incurred no significant interest expense from our revolving line of credit in the three and nine months ended December 31, 2017. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and nine months ended December 31, 2016 and 2017. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2017 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$46.6	$4.7	$(4.7)
GBP	Sell GBP	$6.9	$0.7	$(0.7)
AUD	Sell AUD	$11.1	$1.1	$(1.1)
CAD	Sell CAD	$2.3	$0.2	$(0.2)

Cash Flow Hedges

In the nine months ended December 31, 2017, 49% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2017, we had foreign currency put and call option contracts with notional amounts of approximately €75.8 million and £22.9 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $7.7 million or incur a loss of $9.5 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2017 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$122.0	$4.9	$(9.2)
Put options	$112.6	$2.8	$(0.3)
Forwards	$21.0	$2.1	$(2.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2017, we had cross-currency swap contracts with notional amounts of approximately MXN 76.3 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2017 (in millions):

Currency - cross-currency swap contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Loss From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
MXN	Buy MXN	$3.9	$(0.3)	$0.4

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed with the SEC on May 10, 2017 (the "Form 10-K"), each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

The Company is subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As rule making bodies and new legislation is enacted to interpret the Tax Act, these changes may adjust the estimates provided in this report. The changes may possibly be material, due to, among other things, the Treasury Department’s promulgation of regulations and guidance that interpret the Tax Act, corrective technical legislative amendments that may change the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

In addition, it is uncertain how each country where we do business may react to the Tax Act. Moreover, the evolving global tax landscape accompanying the adoption and guidance associated with the Base Erosion and Profit Shifting reporting requirements (“BEPS") recommended by the G8, G20 and Organization for Economic Cooperation and Development ("OECD") may require us to make adjustments to our financial results. As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes, it is difficult to assess whether the overall effect of these potential tax changes would be positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

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

The risks described here and on the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2018:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [6]
October 1, 2017 to October 28, 2017	212,580	[3]	$45.06	210,370	818,216
October 29, 2017 to November 25, 2017	74,371	[4]	$47.82	72,678	745,538
November 26, 2017 to December 30, 2017	18,821	[5]	$50.48	14,606	730,932

1
On July 27, 2017 the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock from time to time in the market or in privately negotiated repurchases as determined by management.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	Includes 2,210 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

4	Includes 1,693 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

5	Includes 4,215 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

6	These shares reflect the available shares authorized for repurchase under the program approved by the Board on July 27, 2017.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Senior Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	15	-	34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35	-	37

Item 4. Control and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40

Signatures	41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	January 30, 2018	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer