Form 10-K
period 2018-03-31
PLANTRONICS INC /CA/
filed 2018-05-09
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $44.22 for shares of the Registrant's common stock on September 29, 2017, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,459,034,920.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 29, 2017 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 7, 2018, 49,290,493 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2018.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2018

Plantronics®, and Simply Smarter Communications® are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Form 10-K is filed with respect to our Fiscal Year 2018. Each of our fiscal years end on the Saturday closest to the last day of March.  Fiscal years 2018 and 2017 each had 52 weeks and ended on March 31, 2018 and April 1, 2017, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end was on a different date.

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

Our headsets are communications tools that provide a hands-free connection to communication or entertainment devices and freedom of movement for our users.  We use a variety of technologies to develop high quality products that meet our customers needs for communications or personal entertainment.  Our headsets are widely used with applications such as Unified Communications & Collaboration ("UC&C"), in contact centers, offices and homes, with mobile devices and Internet Protocol (IP) telephony, for gaming, and for other specialty applications.  Our major product categories are Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets. We also offered specialty products marketed for hearing impaired individuals under our Clarity brand, which was included in our Consumer product category until the divestiture of Clarity on July 1, 2017.

We ship our products to approximately 80 countries through a network of distributors, retailers, resellers, wireless carriers, original equipment manufacturers (“OEMs”), and telephony and other service providers.  We have well-developed distribution channels in North America, Europe, and some parts of the Asia Pacific region where use of our products is widespread.  Our distribution channels in other geographic regions are less mature, and while we primarily serve the Enterprise markets in those regions, we continue to expand into mobile, gaming and computer audio, and other categories in those regions and other international locations.  While not always the case, revenues from our Consumer category are typically seasonal, with the third fiscal quarter typically being the strongest due to the holiday shopping season.

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

In the Investor Relations section of our website, investor.plantronics.com, we provide free access to the following filings: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This access is provided directly or through a link on our website, shortly after these documents are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, documents regarding our corporate governance, code of conduct, and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

MARKET INFORMATION

General Industry Background

Plantronics operates predominantly in the electronics industry and focuses on the design, manufacture, and distribution of audio solutions for business and consumer applications.  We develop enhanced communication products for offices, contact centers, mobile devices, cordless phones, computers and gaming consoles.  We offer our products under one brand – Plantronics.

The proliferation of voice communications applications across people's daily lives makes communications headsets a key driver of efficiency, ergonomic comfort and safety for our users.  The increased adoption of new and existing technologies, such as UC&C, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), and Digital Enhanced Cordless Telecommunications (“DECT™”), each of which is described below, has contributed to demand for our headsets and other audio solutions in new and evolving markets:

•
UC&C includes the categories of Unified Communications ("UC") (IP telephony, instant messaging, presence, unified messaging) as well as Team collaboration (persistent chat and team workspaces, integrated UC, application integrations) and Meetings (integrated audio, video and web conferencing).  UC&C seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improve overall business efficiency and provide more effective collaboration among an increasingly distributed workforce.

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

•	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms which improve transmission quality.

•	DECT is a wireless communications technology that optimizes audio quality, lowers interference with other wireless devices, and digitally encrypts communication for heightened call security.

Solutions

UC&C solutions continue to represent our primary area of focus. Our portfolio of solutions, which combines hardware with highly innovative sensor technology and software functionality, provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how people can be reached. In addition we have recognized the importance of supporting remote and mobile work styles that are more prevalent in UC&C environments and the trend toward open plan offices which causes unique noise challenges for office-based work styles. We have invested in a full portfolio of solutions to manage noise including specially tuned noise-canceling microphones to minimize transmission of background noise on calls and headsets that feature active noise-canceling technology to reduce distractions in open plan environments. Finally, our solutions allow users to transition calls seamlessly between PCs, smartphones, tablets, and desk phones, without interrupting the conversation or reducing the audio quality. We believe we are still early in the UC&C solutions market adoption cycle and that UC&C systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We believe our solutions will be an important part of the UC&C environment through the offering of contextual intelligence, a full portfolio of products designed according to quantitatively researched global work styles, and a unique software-as-a-service solution that allows customers to manage Plantronics audio device assets as well as track UC&C adoption down to the endpoint level.

Our products enhance communications by providing the following benefits:

•
Sensor technology that allows calls to be answered automatically when the user wears the headset, switches the audio from the headset to a mobile device when the user removes the headset and, with some softphone applications, updates the user's presence

•
Smarter Working capability through seamless communications and high quality audio across a mobile device, desk phone, and PC with a single audio endpoint which allows users to communicate from a wide array of physical locations and increases productivity when away from a traditional office environment

•	A convenient means for connecting various applications and voice networks, whether between land lines and mobile devices, or between PC-based communications and other networks

•	Better sound quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, and more

•	Wireless freedom, allowing people to be on calls without cords or cables and to easily switch from public to private spaces

•	Multi-tasking benefits that allow people to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC&C integration of telephony, mobile technologies, cloud-based communications, and PC applications, while providing privacy greater than traditional speakerphones

•	Generating analytics our customers desire

•	Compliance with hands-free legislation and enhanced roadway safety by allowing users to drive while talking on a mobile phone

•
Voice command and control that allows users to take advantage of voice dialing and/or other voice-based features which make communications and the human/electronic interface more natural and convenient

Product Categories

Our audio solutions are designed to meet the needs of offices (ranging from enterprise to remote working), contact centers, mobile devices (such as mobile phones, smartphones, and tablets), computer and gaming, residential, and other applications.  Our customers' needs are increasingly overlapping as work styles and lifestyles change, and people use devices for multiple functions such as communication, music, and video entertainment.  We serve our customers' needs through our product categories listed below.

Enterprise

The Enterprise market comprises our largest revenue stream and we believe it also represents our largest growth opportunity. We offer a broad range of audio communications solutions which include high-end, ergonomically designed headsets, audio processors, and other contact center systems.  Our end-users comprise enterprise employees and small office, home office, and remote workers.  Growth in this market comes from the following three main factors:

•	Increasing deployment of UC&C solutions

•	Robust job market

•	Growing awareness of the benefits of using headsets and the benefits of wireless solutions

Contact centers are some of our most mature customers and, although they are adopting UC&C to help improve productivity and reduce costs, we expect contact center demand to grow slowly over the long-term.   As UC&C adoption continues to increase, we expect to continue leading in new product performance by creating solutions that combine hardware and software for an improved customer experience.

Consumer

The consumer market for communications headsets is currently going through a transition. Large brands are dominating this space in several ways: high growth is being seen in music-first brands that also allow communications, as well as headsets or ear buds that are bundled with smart phones. Our strategy is to focus on consumer categories where audio quality and communications is important to the customer.  The use of mono mobile headsets has experienced a notable decline in recent years, while the use of stereo Bluetooth technology has increased as individuals want to remain wireless without compromising on stereo sound quality. Our mono and stereo Bluetooth headsets merge technological innovations with style, because we believe style shapes consumers' purchasing decisions within the wearable technology space. A key focus in our stereo Bluetooth headsets is "noise-canceling" solutions which are increasingly popular and strengthen our relevance in premium immersive technology experiences. We are taking a disciplined approach in the consumer market by routinely refreshing our product offerings and being more selective in our product placement.

We believe future growth opportunities exist in gaming headsets where audio quality and communications are highly valued by customers. The current popularity of multi-player console games is driving secular growth in this space. We believe we are gaining solid traction in the console gaming space and have become a credible player in this category of the consumer market. Gaming headsets, whether used for interactive on-line or console gaming, or switching between music and phone calls for multi-functional devices, represent an opportunity in a distinct user market. As these users' needs converge, our headsets need to be compatible with PCs, mobile phones, tablets, gaming consoles, and various combinations of these devices.

FOREIGN OPERATIONS

In Fiscal Years 2016, 2017, and 2018, net revenues outside the U.S. accounted for approximately 44%, 45%, and 49%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, the impact of adverse global economic conditions, and potential currency restrictions.  In Fiscal Year 2018, consolidated net revenues were favorably impacted by fluctuations in exchange rates resulting in an increase of approximate $9 million (net of the effects of hedging).

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, Australian Dollar ("AUD"), and Canadian Dollar ("CAD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for Fiscal Year 2019, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts generally secured 12 to 24 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 18, Geographic Information, of our Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

The market for our products is competitive and some of our competitors have greater financial resources than we do, as well as more substantial production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

One of our primary competitors in the Enterprise market is GN Audio, a subsidiary of the GN Group, a Danish telecommunications conglomerate that competes with us in the Enterprise and Consumer markets and, to a lesser extent, in the gaming category.  Other competitors in the Enterprise market include Sennheiser Communications, Logitech and regional companies who offer products for the computer, office and/or contact center. In addition, Apple, Bose, Logitech, LG, Motorola and Samsung are significant competitors in the consumer headset category. In addition, Turtle Beach, Logitech, and Razer are competitors in the gaming category.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Understanding emerging trends and new communication technologies, such as UC&C, and our ability to react quickly to opportunities as they arise

•	Alliances and integration/compatibility with major UC&C vendors

•	Ability to design, manufacture, and sell products that deliver on performance, style, comfort, features, sound quality, simplicity, price, and reliability

•	Ability to create and monetize software solutions from headset analytics that allow businesses to improve IT and employee performance through insights derived from the analytics

•	Brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Effective and efficient global distribution channels

We believe our products and strategy enable us to compete effectively based on these factors.

RESEARCH AND DEVELOPMENT

The success of our new products is dependent on a number of factors, including appropriate new product selection, timely completion and introduction, cost-effective manufacturing, quality and durability, acceptance of new technologies, and general market acceptance.  See further discussion regarding our business risks associated with our manufacturers under the risk titled, "Our business will be materially adversely affected if we are unable to develop, manufacture, integrate and market new products in response to changing customer requirements and new technologies" within Item 1A Risk Factors in this Form 10-K.

During Fiscal Years 2016, 2017, and 2018, we incurred approximately $90.4 million, $88.3 million, and $84.2 million, respectively, in research, development, and engineering expenses.  Historically, we have conducted most of our research, development, and engineering with an in-house staff and a limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, and the United Kingdom.

During Fiscal Year 2018, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging trends.  Our goal is to bring the right products to customers at the right time utilizing best-in-class development processes.

The products we are developing require significant technological knowledge and the ability to rapidly develop the products in intensely competitive and transforming markets. We believe our deep technological knowledge and intellectual property gives us a competitive advantage. We furthermore continually strive to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing global customer support and service.  To support our customers' needs, we have a well-established, multi-level distribution network in North America, Europe, and in some parts of the Asia Pacific region where use of our products is widespread. Our distribution channels in other regions are less mature and we primarily serve the Enterprise market in those regions.

Our global commercial sales channel includes technology and electronics distributors, and national and regional resellers.  Our resellers typically offer a wide variety of products from multiple vendors to other resellers as well as end users.  Our commercial distribution channel generally maintains an inventory of our products.  Our distribution of specialty products includes distributors, retail, government programs, and health care professionals.

Our retail channel consists of both traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  Our headsets are sold through retailers to corporate customers, small businesses, and individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

We have a diverse group of customers located throughout the world.  Our principal channel partners are distributors, retailers, and carriers.  Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively.  One customer, Ingram Micro Group, accounted for 10.9% of consolidated net revenues in each of Fiscal Years 2018 and 2017.  No customer accounted for more than 10% of our consolidated net revenues in Fiscal Year 2016.

Our distributors, resellers, system integrators, managed service providers, e-commerce partners, telephony and computer equipment providers resell our commercial headsets and end point products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics-branded products. Carriers purchase headset products from us for use by their own customer service representatives and in some cases, also offer headsets to their customers.

We have also established strong UC&C alliances with leading providers of UC&C software solutions, and these alliances enhance the sales and distribution of our products to large enterprises deploying UC&C solutions. In some cases, these partners also resell our solutions to customers as part of a broader communications solution.

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

With respect to the above locations, we use third party warehouses in the Czech Republic, Australia, and Japan. We also operate warehouse facilities in Mexico and China.

BACKLOG

Our backlog of unfilled orders was $18.6 million and $26.4 million at March 31, 2017 and 2018, respectively.  We include all purchase orders scheduled for future delivery in backlog.  We have a “book and ship” business model whereby we fulfill most orders within 48 hours of receipt. As a result, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by the customer on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. As a result, we do not believe that backlog information is material to an understanding of our overall business.

MANUFACTURING AND SOURCES OF MATERIALS

Our manufacturing operations consist primarily of assembly, testing and packaging, which are performed in our facility in Tijuana, Mexico.  We outsource the manufacturing of our Bluetooth products to third party manufacturers in China. We also outsource the manufacturing of a limited number of our other products to third parties, typically in China and other countries in Asia.  For a further discussion of the business risks associated with our manufacturers see the risk titled, "We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside of U.S., and a significant amount of our revenues are generated internationally, each of which subjects our business to risks of international operations" within Item 1A Risk Factors in this Annual Report on Form 10-K.

We purchase the components for our products primarily from suppliers in Asia, Mexico, and U.S., including proprietary custom integrated circuits, electrical and mechanical components, and sub-assemblies.  A majority of the components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a number of sole-source suppliers.

We procure materials to meet forecasted customer requirements.  Special products and certain large orders are quoted for delivery after receipt of orders at specific lead time.  We maintain a minimum level of finished goods based on estimated market demand, in addition to inventories of raw materials, work in process, sub-assemblies, and components.  In addition, a substantial portion of the raw materials, components, and sub-assemblies used in our products are provided by our suppliers on a consignment basis.  Refer to “Off Balance Sheet Arrangements and Contractual Obligations”, within Item 7, Management's Discussion and Analysis, in this Annual Report on Form 10-K for additional details regarding consigned inventories. We write down inventory items determined to be either excess or obsolete to their net realizable value.

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

INTELLECTUAL PROPERTY

We obtain patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2018, we had approximately 800 worldwide utility and design patents in force, expiring between calendar years 2018 and 2042.

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

We own trademark registrations in the U.S. and in a number of other countries with respect to the Plantronics trademarks, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with certain new products and product features and may seek copyright protection where we believe it is applicable.  We own a number of domain name registrations and intend to seek more as appropriate.   We also attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with customers and suppliers, and proprietary information agreements with employees and consultants. See further discussion of our business risks associated with intellectual property under the risk titled "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management’s time from our business."

POLYCOM ACQUISITION

On March 28, 2018, we announced a definitive Stock Purchase Agreement (the “Purchase Agreement”) with Triangle Private Holdings II, LLC (“Triangle”) and Polycom, Inc. (“Polycom”) a privately-held company, pursuant to which, subject to the satisfaction or waiver of certain conditions set forth therein, we will purchase from Triangle all of the issued and outstanding shares of capital stock of Polycom (the “Polycom Transaction”).

We believe this acquisition will enhance the Plantronics position with our channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the UC&C market in both hardware end points and services. The addition of Polycom’s product and services portfolio, is expected to enable us to accelerate our strategic vision of becoming a global leader in communications and collaboration experiences. We believe this acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints.

EMPLOYEES

On March 31, 2018, we employed approximately 4,003 employees worldwide, including approximately 2,905 employees at our manufacturing facility in Tijuana, Mexico.  To our knowledge, no employees are currently covered by collective bargaining agreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of Plantronics:

NAME	AGE	POSITION
Joe Burton	53	President and Chief Executive Officer
Pamela Strayer	49	Senior Vice President and Chief Financial Officer
Mary Huser	54	Senior Vice President, General Counsel and Corporate Secretary
Jeff Loebbaka	56	Senior Vice President, Global Sales
Shantanu Sarkar	49	Senior Vice President, Enterprise Line of Business

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

Mr. Loebbaka joined Plantronics in October 2017 as Senior Vice President, Global Sales. Prior to joining Plantronics, from March 2016 to June 2017, Mr. Loebbaka served as Chief Commercial Officer at Spruce Finance, Inc., a consumer finance company. Before Spruce Finance, he served as Senior Vice President, Global Sales, Marketing and Service, at Enphase Energy, an energy management and solutions technology company, from 2010 to 2015. Previously, he held roles of ever increasing responsibility in sales and marketing at Seagate Technology, PLC, an industry leading company focused on core elements of data storage in the enterprise and consumer markets, including Senior Vice President of Europe, Middle East and Africa and earlier as a Senior Vice President of Global Channel Sales and Corporate Marketing. Mr. Loebbaka has also held General Manager and other senior sales and marketing management roles at Adaptec, a computer storage products company, Brunswick Corporation, a leading global designer, manufacturer and marketer of recreation products company, and Apple, Inc., a multinational technology company. Mr. Loebbaka holds an MBA from The Kellogg School of Management at Northwestern University and a Bachelor of Science degree in Mechanical Engineering from the University of Illinois at Urbana-Champaign.

Mr. Sarkar joined Plantronics in 2011 as Vice President, Software and Firmware and was promoted through ever increasing roles and responsibilities to his current role as Senior Vice President, Enterprise Line of Business. Before joining Plantronics, Mr. Sarkar led the Advanced Technology, Strategy and Corporate Development Team at Polycom in 2011 and worked at Cisco for 14 years leading engineering teams, strategy, worldwide UC standards engagement, mergers and acquisitions, advanced technology for collaboration, and product development in the Cisco Voice Technology Group. Mr. Sarkar holds a M.S. in Computer Science from The Ohio State University and a Bachelor of Science degree in Computer Science from the Indian Institute of Technology, Kharagpur, India.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of Plantronics.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, which are not exhaustive, in connection with any investment in our stock.  Our stock price will reflect the performance of our business relative to, among other things, our competition, expectations of securities analysts or investors, and general global and regional economic, market and industry conditions.  Our business, financial condition, and results of operations could be materially adversely affected if any of the following risks occur.  Accordingly, the trading price of our stock could decline, and investors could lose all or part of their investment.

Adverse or uncertain global and regional economic conditions may materially adversely affect us.
Our operations and financial performance are dependent on the global and regional economies as well as industry specific trends and events. Uncertainty regarding future economic conditions and the markets into which we sell makes it challenging both in the near and long-term to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States in comparison to other geographic and economic regions, pressure on economic growth in Europe, uncertain growth prospects in the Asia Pacific region, as well as actual or potential geopolitical conflicts and their short and long-term economic impact, increase the uncertainty and unpredictability for our business as consumers, businesses and governmental agencies periodically and often unpredictably postpone or forego spending. A global economic downturn, changes in the industries to which we sell our products, or erratic or declining business or governmental spending or hiring may reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.
Additionally, to the extent governments implement general or specific reductions in spending, demand for our products by those governmental agencies subject to the measures and by customers who derive all or a portion of their revenues from these agencies, may decline. Similarly, to the extent uncertainty regarding public debt limits or governmental budgets hinder spending by retail consumers, businesses or governmental agencies, sales of our products may be materially harmed or delayed.
Additionally, our customers suffer from their own financial and economic challenges. If global or regional economic conditions deteriorate, whether in general or in specific markets, customers may demand pricing accommodations, delay payments or become insolvent. It is impossible to reliably determine if and to what extent customers may suffer, whether we will be required to adjust our prices or face collection issues with customers or if customer bankruptcies will occur.
Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:
•variations in the volume and timing of orders received during each quarter;

•	shifts in the particular types of products ordered and the geographic locations of the customers placing orders;

•	the timing of customers' sales promotions and campaigns;

•	the timing of large customer deployments, including UC&C infrastructure;

•	the timing and market acceptance of new product introductions by us and our competitors and obsolescence or discontinuance of existing products;

•	competition, including pricing pressure, promotions and campaigns by us, our competitors or our customers;

•	failure to timely introduce new products within projected costs and reduce costs as production increases;

•	changes in technology and desired product features, including whether those changes occur as and when anticipated;

•	general economic conditions in the U.S. and our international markets, including foreign currency fluctuations;

•	seasonality, particularly as related to our retail channels during the winter holiday season;

•	customer cancellations and rescheduling;

•	fluctuations in raw materials and components costs;

•	investments in and the costs associated with strategic initiatives; and

•	changes in accounting rules or their interpretation.

Fluctuations in our operating results, including the failure to meet our expectations or the expectations of financial analysts, may cause volatility, including material decreases, in the trading price of our common stock.

The failure to successfully finance and close the Polycom acquisition and thereafter integrate their business and operations in the expected time frame may adversely affect our business and financial results or the business and financial result of the combined company.

We believe the acquisition of Polycom will result in certain benefits, including acceleration and expansion of our market opportunities, creation of a broad portfolio of communications and collaboration endpoints, significant expansion of services offerings, immediate financial accretion, and significant operational efficiencies and cost synergies. However, our ability to realize these anticipated benefits depends on closing of the acquisition and thereafter the successful integration of the businesses and financing of debt obligations. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

•	we may be unable to integrate Polycom's business within our own in a timely and cost-efficient manner or do so without adversely impacting operations, including new product launches;

•	expected synergies or operating efficiencies may fail to materialize in whole or part or may not occur within expected time-frames;

•
the acquisition may adversely impact ours or Polycom's relationships with respective customers, suppliers and strategic partners and their operating results and businesses generally (including the diversion of management time on transaction-related issues);

•	each company may be unable to retain and hire all or a portion of their respective key personnel;

•	legal and regulatory enforcement matters that are pending at Polycom may adversely impact the results of the combined company;

•	financing that we obtain to consummate the acquisition is not on anticipated terms or is not available at all, which is magnified by the absence of a financing condition for the transaction;

•
our increased leverage as a result of the transaction will be substantially greater than prior to the acquisition which may pose risks, including reduced flexibility to make changes in our operations in response to business or economic conditions, increased borrowing costs, as well as penalties or costs should we fail to comply with terms of the financial agreements such as debt ratios and financial and operation performance targets;

•	negative effects on the market price of our common stock as a result of the transaction, particularly in light of the issuance of our stock in the transaction;

•
our financial reporting including those resulting from the adoption of new accounting pronouncements and associated system implementations in the context of the transaction, our ability to forecast financial results of the combined company and that we may be unable to successfully integrate our reporting system causing an adverse impact to our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies;

•	the potential impact of the transaction on our future tax rate and payments based on the consolidation global entity and our ability to quickly integrate foreign operations;

•	the challenges of integrating the supply chains of the two companies; and

•	the potential that our due diligence did not uncover risks and potential liabilities of Polycom.

The actual integration may result in additional and unforeseen expenses or delays. If we are unable to successfully integrate Polycom's business and operations in a timely manner, the anticipated benefits of the acquisition may not be fully realized, or at all, or may take longer to realize than anticipated. Should any of the foregoing or other currently unanticipated risks arise, our business and results of operations may be materially adversely impacted.
Further, if the closing of the transaction is materially delayed beyond our expectations or if we are unable to close the transaction at all, our business may be adversely affected. We have incurred and will continue to incur significant transaction expenses in connection with the acquisition regardless of whether the transaction is completed. Furthermore, we may experience negative reactions from the financial markets, including negative impacts on our stock price, or negative reactions from our customers, suppliers or other business partners, should the acquisition not be completed.

The success of our business depends heavily on our ability to effectively market our Enterprise products, and our business could be materially adversely affected if markets do not develop as expected or we are unable to compete successfully.
Our Enterprise products represent our largest source of revenue, and we regard the market for products designed for UC&C as our greatest long-term opportunity in the Enterprise market. We believe the implementation of UC&C technologies by large enterprises will be a significant long-term driver of UC&C product adoption, and, as a result, a key long-term driver of our revenue and profit growth. Accordingly, we continue to invest in the development of new products and enhance existing products to be more appealing in functionality and design for the UC&C office market; however, there is no guarantee significant UC&C growth will occur, when it might occur, or that we will successfully take advantage of it if it does occur.
Our ability to realize and achieve positive financial results from Enterprise product sales, and UC&C sales in particular, could be adversely affected by a number of factors, including the following:

•	As UC&C becomes more widely adopted, competitors may offer solutions that effectively commoditize our products, which, in turn, may pressure us to reduce the prices of one or more of our products.

•
The market success of major platform providers and strategic partners such as Microsoft Corporation, Cisco Systems, Inc., Avaya, Inc., Genesys, Amazon, and Huawei, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s decision to transition from Lync to Skype for Business in early Fiscal Year 2016 proved to be a significant market transition that caused end customers to pause their deployment schemes or schedules while they assessed the implications of Microsoft’s decision.

•	Failure to timely introduce solutions that are cost effective, feature-rich, stable, durable, and attractive to customers within forecasted development budgets.

•
Failure to successfully implement and execute new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works seamlessly and continuously in a wide variety of environments and with multiple devices.

•
Failure of UC&C solutions generally, or our solutions in particular, to be adopted with the breadth and speed we anticipate. For example, concerns about data privacy and the security of information and data stored over the Internet and wireless security in general, each of which is further enabled by UC&C solutions, including our products, have caused entities in various markets to reassess the data protection compliance and security safeguards of our devices.

•	Failure of our sales model and expertise to support complex integration of hardware and software with UC&C infrastructure consistent with changing customer expectations.

•	Increased competition for market share, particularly given that some competitors have superior technical and economic resources enabling them to take greater advantage of market opportunities.

•	Sales cycles for more complex UC&C deployments are longer as compared to our traditional Enterprise products.

•	Our inability to timely and cost-effectively adapt to changes and future business requirements may impact our profitability in this market and our overall margins.

•
Failure to expand our technical support capabilities to support the complex and proprietary platforms in which our products are and will be integrated as well as increases in our support expenditures over time.

If our investments in, and strategic focus on, Enterprise products and UC&C products, in particular, do not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.
If we fail to accurately forecast demand we may under or overestimate production requirements resulting in lost business or write offs of excess inventory which may materially harm our business, reputation and results of operations.
Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, decreasing product life cycles, and changes in demand. Production levels are generally forecasted based on non-binding customer forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products 13 weeks or more in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.
Conversely, overestimating demand may result in higher inventories of materials and components and finished products, which may later require us to write off all or a material portion of our inventories. We routinely review inventory for usage potential, including fulfillment of customer warranty obligations and spare part requirements, and we write down to the lower of cost or market value the excess and obsolete inventory, which may materially adversely affect our results of operations.
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

If our suppliers and sub-suppliers cannot timely deliver sufficient quantities of quality materials and components and finished products, our ability to fulfill customer demand may be adversely impacted and our growth, business, reputation and financial condition may be materially adversely affected.
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
Our reliance on these ODMs and third parties therefore involves significant risks, including the following:

•
We rely on suppliers for critical aspects of our business. For instance, we obtain a majority of our Bluetooth products from GoerTek, Inc. Suppliers such as GoerTek may choose to discontinue supplying materials and components or finished products to us for a variety of reasons, including conflicting demands from their other customers, availability and price.

•
The accelerating pace of technological advancement by our suppliers frequently makes it more difficult to continue to procure essential components like integrated circuits for those of our products already in the market. Any failure to obtain key components to meet customer demand may (i) require us to obtain a replacement supply of satisfactory quality which may be difficult, time-consuming, or costly, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing, (iv) require us to make large last-time buys based on speculative long-term forecasts in excess of our short-term needs, holding materials and components or finished products in inventory for extended periods of time, or (v) being unable to meet customer demand.

•
The lack of viable alternative sources of materials and components or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source for silicon chips, chip-sets, or other materials and components in one or more products. Moreover, lead times are particularly long for silicon-based components incorporating radio frequency and digital signal processing technologies and such materials and components make up an increasingly larger portion of our product costs.  Additionally, many orders for consumer products have shorter lead times than component lead times, making it necessary for us or our suppliers to carry more inventory in anticipation of orders, which may not materialize.

•
A substantial portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to, or risk of loss of, these materials and components until they are consumed in the production process. Our supply agreements generally allow us to return parts in excess of maximum order quantities at the suppliers’ expense. Returns for other reasons are negotiated with suppliers on a case-by-case basis and are generally immaterial. If we are required or choose to purchase all or a material portion of the consigned materials and components or if a material number of our suppliers refuse to accept orders on consignment, our inventory turn rate may decline or we could incur material unanticipated expenses, including write-downs for excess and obsolete inventory.

•
Rapid increases in production levels to meet product demand, whether or not forecasted, could result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, any of which could materially negatively impact our revenues, reduce profit margins, and harm relationships with affected customers. If constraints were to occur in existing or future product lines our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. Moreover, our failure to timely deliver desirable products to meet demand may harm relationships with our customers. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Any of the foregoing could cause us to be able to timely meet customer demand and thereby materially and adversely affect our business, financial condition, and results of operations.

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
All of the markets in which we sell our products are intensely competitive and market leadership may change as a result of new product and technology introductions, new market participants and pricing. We face pressure on our selling prices, sales terms and conditions, and in connection with product performance and functionality. Also, aggressive industry pricing practices may decrease margins. For a further description of our competitors and the markets in which we compete, see Item 1, Business, in this Form 10-K.
Many of our competitors are larger, offer broader product lines, may integrate their products with communications devices and adapters manufactured by them or others, offer products incompatible with our products, have established market positions, and have substantially greater financial, marketing, and other resources.
We also face competition from companies, principally located in or originating from the Asia Pacific region, which offer low cost products, including products modeled on, direct copies of, or counterfeits of our products. Online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If product prices are substantially reduced by new or existing market participants, our business, financial condition, or results of operations could be materially and adversely affected.
Moreover, if we do not distinguish our products, through distinctive, technologically advanced features and design, as well as continue to build and strengthen our brand recognition, our products may become commoditized.  In addition, failure to effectively market our products could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
The markets for our Consumer products are volatile and our ability to compete successfully in one or more of these categories is subject to many risks.
Competition in the markets for our Consumer products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, is intense and presents significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
The global market for mono Bluetooth continues to decrease. The market for stereo Bluetooth headsets continues to grow, although it remains dominated by lifestyle brands. Our market share has been and is significantly larger in the mono Bluetooth than stereo Bluetooth market and thus far we have been unable to sufficiently increase share in the stereo Bluetooth market to offset decreases in the mono Bluetooth market.

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

•
The need to rapidly and frequently adopt new technology to keep pace with changing market trends.  In particular, we anticipate a trend towards more integrated solutions that combine audio, video, and software functionality that we expect will further shorten product lifecycles.

Failure to compete successfully in the Consumer business markets may have an adverse effect on our business, results of operations, and financial condition.

We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.
Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in USD and purchase a majority of our component parts from our supply chain in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). If the USD strengthens further, it could further harm our financial condition and operating results in the future. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, which may result in our lowering or raising selling prices in one or more currencies to minimize disparities with USD prices and to respond to currency-driven competitive pricing actions. Should the dollar remain strong or strengthen further against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for customers in the affected regions. Price increases may be unacceptable to our customers who could choose to replace our products with less costly alternatives in which case our sales and market share will be adversely impacted. If we reduce prices to stay competitive in the affected regions, our profitability may be harmed.
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
As of March 31, 2018, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association. Additionally, in connection with our proposed acquisition of Polycom, we estimate we will incur approximately $690 million in net debt including replacement of our existing line of credit agreement with a secured credit agreement. Risks relating to our long-term indebtedness include:

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

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable; and

•	Our inability to repay or refinance the then-outstanding principal balance of the Notes on maturity or to repay or refinance other future indebtedness.

Periodically, we have drawn funds under our existing credit facilities in connection with our corporate return of capital policy and for other purposes which are subject to interest charges. Moreover, the credit agreement contains, and future debt instruments are expected to contain, affirmative and negative covenants with which we must comply in addition to those covenants in our 5.50% senior unsecured notes. These covenants do or will apply regardless of whether any loans under the credit agreement or any successor credit agreement are outstanding and could adversely impact how we operate our business, our ability to take advantage of strategic opportunities, our operating results, and ability to pay dividends or repurchase our common stock, which, in turn, may negatively impact our stock price.

In addition, if we borrow additional funds under our existing credit agreement or any successor agreement, we may be required to increase the borrowing limit or seek additional sources of borrowing. Given current credit and debt markets, there is no assurance that if we were to seek additional credit or debt, it would be available when needed or if it is available, the cost or terms and conditions would be acceptable.
If any of the foregoing risks occur, we may be unable to pay any indebtedness, including interest, when due, and may be required to curtail activities to comply with our obligations under the senior unsecured notes or other debt obligations. Additionally, changes by any rating agency to our credit rating may negatively impact the value and liquidity of both our debt and equity securities, as well as the potential costs associated with a refinancing of our debt. The rating agencies measure us by our performance against certain financial metrics. If we do not meet these metrics there is a risk the rating agencies may downgrade our rating. If our credit ratings are downgraded or other negative action is taken, our ability to obtain additional financing in the future could be diminished and could affect the terms of any such financing. If any of those things occur, our financial condition and results of operations may be adversely affected.
We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will pay dividends at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our credit agreement or incur indebtedness and may not achieve our objectives.
We have a history of recurring stock repurchase programs and payment of quarterly dividends. Any determination to continue to pay cash dividends at recent rates or at all, or authorization or continuance of any share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our Board of Directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Furthermore, while any debt repayment obligations remain outstanding in connection with our acquisition of Polycom our ability to return capital to stockholders through stock repurchases, dividend declarations or otherwise may be limited in whole or in part.
Additionally, any future stock repurchases and dividend declarations may require us to draw against available funds under our credit agreement or incur additional indebtedness, any of which may obligate us to pay interest, require payment of other expenses, and may not be available to us or available on terms we deem acceptable. Accordingly, there is no assurance that we will continue to repurchase stock at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price.
We operate in multiple tax jurisdictions globally and our corporate tax rate may increase or we may incur additional income tax liabilities, which could adversely impact our cash flow, financial condition and results of operations.
We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has historically been generated in jurisdictions outside of the U.S. Should there be changes in foreign tax laws that seek to impose withholding taxes on the repatriation of cash or increase foreign tax rates on overseas earnings our operating results could be materially adversely affected.
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

Our business will be materially adversely affected if we are unable to develop, manufacture, integrate and market new products in response to changing customer requirements and new technologies.

The technology used in our products is evolving more rapidly than in the past and we anticipate this trend will continue. Historically, new products primarily offered stylistic changes and quality improvements rather than significant new technologies. Our increasing reliance and focus on the UC&C market has resulted in a growing number of our products that integrate complex, state-of-the-art technology, increasing the risks associated with new product ramp-up, including product design, integration of third party intellectual property with our own or other third party applications, performance compliance with product specifications, and defects in the early stages of production.
Office phones have begun to incorporate Bluetooth functionality, which has opened the market to consumer Bluetooth headsets and reduced the demand for our traditional office telephony headsets and adapters, resulting in lost revenue and lower margins. Additionally, the advent of more and different types of mobile devices has decreased the need for traditional desk phones with a distinct headset and may limit sales of both corded and cordless headsets in the future. Moreover, the increasing adoption of wireless technologies has resulted in increased development costs associated with new and evolving wireless standards. If sales and margins on our traditional corded products decline and we are unable to successfully design, develop, and market alternatives at comparable margins, our revenue and profits may decrease.
In addition, innovative technologies have moved the platform for certain of our products from our customers' closed proprietary systems to open platforms such as the PC, smart phones and tablets. In turn, these devices have become more open as a result of technologies such as cloud computing and trends toward more open source software code development. As a result, the risk that current and potential competitors could enter our markets and commoditize our products by offering similar products has increased.
Moreover, the potential for new and emerging technologies to disrupt one or more of our material market categories continues to grow. We cannot assure that we will successfully anticipate or respond to new and emerging challenges in a timely or competitive basis or at all which could significantly harm our business and financial results.
The success of our products depends on several factors, including our ability to:

•	Anticipate technology and market trends;

•	Develop innovative new products and service offerings and enhance existing offerings on a timely basis;

•	Distinguish our products and services from those of our competitors;

•	Create industrial designs that appeal to our customers and end-users;

•	Create and monetize software solutions that allow businesses to improve IT and employee performance;

•	Manufacture and deliver high-quality products that are simple to operate in sufficient volumes and acceptable margins;

•	Offer and timely deliver services that are intuitive to use and provide the information and data customers desire;

•	Price our products and services competitively;

•	Hire and retain qualified personnel in the highly competitive field of software development;

•	Provide timely, effective and accurate technical product support to our customers; or

•	Leverage new and existing channel partners effectively.

If we are unable to develop, manufacture, market, integrate and introduce enhanced or new products and services in a timely manner in response to changing market conditions or customer requirements, including new and disruptive technologies and changing fashion trends and styles, our business, financial condition, and results of operations will be materially adversely affected.
Our new and evolving service offerings, including Software-as-a-Service (SaaS), are strategically important to our future growth and profitability and our business may be harmed or our revenues and profitability materially hurt if we fail to successfully bring new offerings to market.
Our future growth and profitability are tied to our ability to successfully bring to market new and innovative services offerings like our SaaS subscription services. We are investing significant time, resources and money into our SaaS offerings with no expectation that they will provide material revenue in the near term and without any assurance they will succeed. Moreover, we expect that as we continue to explore, develop and refine new offerings they will continue to evolve, may not generate sufficient interest by end customers, may create channel conflicts with our existing hardware distribution partners, and we may be unable to compete effectively, generate significant revenues or achieve or maintain acceptable levels of profitability.
Additionally, our experience with cloud services offerings is limited. We are also substantively reliant on third party service providers for significant aspects of our offerings and over whom we have little or no market power regarding pricing, support, service levels and compliance. If we do not successfully execute our cloud strategy or anticipate the needs of our customers, our credibility as a cloud services provider could be questioned and our prospects for future revenue growth and profitability may never materialize.
Moreover, if our new and evolving business models offerings achieve market acceptance, differences in revenue recognition treatment may cause short-term revenue declines or increase expenditures for operational, administrative and technical support.

Accordingly, if we fail to successfully launch, manage and maintain our new and evolving services offerings future revenue growth and profitability may be limited our business significantly harmed.
We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside of U.S., and a significant amount of our revenues are generated internationally, each of which subjects our business to risks of international operations.
We own and operate a manufacturing facility in Tijuana, Mexico, which is responsible for assembly of a significant portion of our Enterprise products from materials and components sourced from various suppliers in Asia and North America, and other suppliers. Additionally, our Tijuana facility is primarily responsible for the packaging and final processing of most of our Consumer products after manufacturing and assembly by third parties, many of which are located in Asia. Also, we generate a significant amount of our revenues from foreign customers.
Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates;

•	Cultural differences in the conduct of business;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Impact of recessionary, volatile or adverse global economic conditions;

•	Reduced intellectual property rights protections in some countries;

•	Different and changing regulatory requirements;

•	Implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries;

•	Unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union;

•	Tariffs, taxes and other trade barriers, including recent actions in the United States, China as well as historical regulations in developing nations such as Brazil, India, and others;

•	Political conditions, health epidemics, civil unrest, or criminal activities within countries in which we operate;

•	Management, operation, and expenses associated with an enterprise spread over various countries;

•	Burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	Currency restrictions; and

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

Additionally, proposals to impose tariffs, border taxes, and other actions related to the importation of goods from Mexico as well as renegotiate the North American Free Trade Agreement with Mexico and Canada which have been suggested by the United States Government. Considering the nature and extent of our operations in Tijuana, our revenues and results of operations may be materially and adversely impacted should any legislation or executive actions take effect that limit or increase the cost of importing our products. Alternatively, if we deem it necessary to alter all or a portion of our domestic and international activities in response to such legislation or executive actions, our capital and operating costs may increase, possibly substantially.

The above listed and other inherent risks of international operations could materially and adversely affect regional economic activity and business operations in general, which in turn may harm our business, financial conditions, and results of operations.
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
Additionally, it is becoming easier for small online sellers to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices. In turn, our traditional resellers may demand lower selling prices from us, more cooperative and marketing incentives, reduce their sales support needed to maintain our premium brand image, discontinue carrying our products and other similar adverse actions. As we begin to expand our offerings to include services, many of our historical channel partners may be unwilling or unable to market our services forcing us to establish new or different relationships. Further, increased competition among resellers may cause some of our resellers and partners to experience financial difficulties or force them to shut down, decreasing our channels to market. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to maintain quality distribution channels and sales models could materially adversely affect our business, financial condition, or results of operations.
Also, periodically we implement new incentive programs or modify existing programs to focus our sales channels or improve go-to-market efficiencies or we choose to end existing programs. The success or failure of these initiatives can vary and programs initially successful can prove less so over time or have unintended consequences, particularly if our partners deem them difficult, time-consuming or disruptive, or the terms of the programs or our agreements are unacceptable.
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
If we are unable to establish and maintain relationships with quality distributors and resellers for our existing and new offerings, our business, financial condition, and results of operations could be materially, adversely affected.
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
We are increasingly incorporating advanced software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades and developing Internet based software-as-a-service offerings that provide additional value that complements our products. As the nature and extent of software integration in our products increases or if sales of standalone software applications or services become material, the way we report revenue related to our products and services could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two. Moreover, the software and services revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies, particularly to new and unique products or services offerings, we may incorrectly report revenues in one or more reporting periods, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.
As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and address our non-strategic product categories and products through various options including divestiture and cessation of operations like the sale of our Clarity division in 2017. If we are unable to effect sales on favorable terms or if realignment is more costly or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will continue to consider growth through acquisitions or investments like the March 2018 announcement of our acquisition of Polycom as well as joint ventures. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Such endeavors and acquisitions will involve significant risks and uncertainties which may include:

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

We have announced or are exploring new service offerings including SaaS and Soundscaping. These services are complex undertakings different in material respects from our historical hardware design, development and sales model. For example, while SaaS has become a familiar business model generally, recurring revenue subscription services are new to us and involve unique development, accounting and support. Moreover, these services remain in the early stages of development and will require significant time, effort and costs to develop before we can determine their likelihood of market success.

We do not expect significant contributions from these services in the near term. However, if we fail to anticipate the time, effort and cost to develop and maintain new business strategies, we do not timely meet market expectations for commercial availability, our service and support proves unreliable, or we are unable to offer new services at acceptable profit margins, our existing and future business, financial condition, and results of operations could be materially, adversely affected.

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
As regulations and local laws change, new regulations are enacted, and competition increases, we may need to modify our products to address those changes, increasing the costs to design, manufacture, and sell our products, and thereby decreasing our margins or demand for our products if we attempt to pass along the costs. Regulations may also negatively adversely affect our ability to procure or manufacture raw materials and components necessary for our products. Compliance with regulatory restrictions and bandwidth limitations may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants transfer products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or consumers purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause other adverse consequences.
We are regularly subject to a wide variety of litigation including commercial and employment litigation as well as claims related to alleged defects in the design and use of our products.
We are regularly subject to a wide variety of litigation including claims, lawsuits, and other similar proceedings involving our business practices and products including product liability claims, labor and employment claims, and commercial disputes. The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity.
For instance, the sales of our products expose us to the risk of product liability, including hearing loss claims. Additionally, our mobile headsets are used with mobile telephones and there has been public controversy over whether the radio frequency emissions from mobile phones are harmful to users of mobile phones. Likewise, research could establish a link between radio frequency emissions and corded or wireless products or we could become a party to litigation claiming such a link.
There is also continuing public controversy over the use of mobile phones by operators of motor vehicles and we may be subject to allegations that use of a mobile phone in combination with a headset contributed to a motor vehicle accident.
In addition, we have been sued by employees regarding our employment practices and business partners regarding contractual rights and obligations. We have also been sued by a competitor, GN Netcom, Inc., regarding alleged violations of certain laws regulating competition and business practices, which lawsuit is more specifically described in Part II, Item 8, Note 8 (Commitments and Contingencies) of this Annual Report on Form 10-K. Should GN's appeal be successful, in whole or in part, we could be required to incur additional litigation fees and expenses, be subject to material damages and penalties and management's attention could be diverted, all of which could materially harm our results of operations.
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
There are multiple regulatory initiatives in several jurisdictions regarding the removal of certain potential environmentally sensitive materials from our products to comply with Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”).  If it is determined that our products do not comply with RoHs or WEEE, or additional new or existing domestic or international environmental laws or regulations are enacted or amended, we may be required to modify some or all of our products or replace one or more components in those products, which, if such modifications are possible, may be time-consuming, expensive to implement or decrease end-user demand, particularly if we increase prices to offset higher costs. If any of the foregoing were to happen, our ability to sell one or more of our products may be limited or prohibited causing a material negative effect on our financial results.
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
We have $15.5 million of goodwill and other intangible assets recorded on our balance sheet.  If the carrying value of our goodwill were to exceed its implied fair value, or if the carrying value of intangible assets were not recoverable, an impairment loss may be recognized, which would adversely affect our financial results.
As a result of past acquisitions, we have $15.5 million of goodwill and other intangible assets on our consolidated balance sheet as of March 31, 2018.  It is impossible at this time to determine if any future impairment charge could occur or, if it does, whether such charge related to these assets would be material. If such a charge is necessary, it may have a material adverse effect our financial results.
Regulation and unauthorized disclosure of customer, end-user, business partner and employee data could materially harm our business and subject us to significant reputational, legal and operational liabilities.

We are subject to an innumerable and ever-increasing number of global laws relating to the collection, use, retention, security, and transfer of personally information about our customers, end-users of our products, business partners and employees globally. Data protection laws may be interpreted and applied inconsistently from country to country and often impose requirements that are inconsistent with one another. In many cases, these laws apply not only to third-party transactions, but also to transfers of information internally and by and between us and other parties with whom we have commercial relations. These laws continue to develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products and services we offer including, without limitation, our software-as-a-service and Soundscaping subscription services.

Regulatory scrutiny of privacy, data protection, use of data and data collection is increasing on a global basis. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant damages, fines and penalties.  For instance, in Europe, the General Data Protection Regulation (“GDPR”) was adopted in 2016 and will become fully effective on May 25, 2018. We have also self-certified to the U.S.-EU Privacy Shield developed by the U.S. Department of Commerce and the European Commission to provide U.S. companies with a valid data transfer mechanism under EU law to permit the transfer of personal data from the European Union to the United States.

The GDPR may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models cost effectively. The U.S.-EU Privacy Shield is subject to annual review, has faced challenges in European courts, and may be challenged, suspended or invalidated.

Complying with the GDPR or other laws, regulations, or other obligations relating to privacy, data protection, or information security have caused and will continue to cause us to incur substantial operational costs and may require us to periodically modify our data handling practices. Moreover, compliance may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

We post on our websites our privacy policies and practices concerning the collection, use and disclosure of personal data. Any failure, or perceived failure, by us to comply with our posted policies or with any regulatory requirements or orders or other domestic or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others (e.g., class action litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If customers or end users were to reduce their use of our products and services as a result of these concerns, our business could be harmed. As noted above, we are also subject to the possibility of security breaches, which themselves may result in a violation of these laws.

If we are unable to protect our information systems against service interruption, internal and external misappropriation of data or breaches of security, our operations could be disrupted, our reputation may be damaged, and we may be financially liable for damages.
We rely on networks, information systems, and other technology (“information systems”), including the Internet and third-party hosted services, to support a variety of business activities, including our software-as-a-service, human resources, procurement, manufacturing, sales, distribution, invoicing, and collections. We use information systems to process and report financial information internally and to comply with regulatory reporting. In addition, we depend on information systems for communications with our suppliers, distributors, and customers. Consequently, our business may be impacted by system shutdowns or service disruptions during routine operations, such as system upgrades or user errors, as well as network or hardware failures, malicious software, hackers, natural disasters, communications interruptions, or other events (collectively, "network incidents"). Our computer systems have been, and will likely continue to be, subject to network incidents. While, to date, we have not experienced a network incident resulting in material impairment to our operations, nor have we experienced material intentional or inadvertent disclosure of our data or information or the information or data of our customers or vendors, future network incidents could result in unintended disruption of our operations or disclosure of sensitive information or assets. Furthermore, we may experience targeted attacks and although we continue to expend resources for personnel, technologies, and training to prepare for and reduce the adverse consequences of such attacks, these investments are expensive and do not guarantee that such attacks will be unsuccessful, either completely or partially.
If our information systems are disrupted or shutdown and we fail to timely and effectively resolve the issues, we could experience delays in reporting our financial results and we may lose revenue and profits. Misuse, leakage, or falsification of information could result in a violation of data privacy laws and regulations, damage our reputation, and have a negative impact on net operating results. In addition, we may suffer loss or misappropriation of our confidential information or assets, or those of our partners, customers, or suppliers which could cause financial damage and damage to our reputation. We could also be required to expend significant effort and incur financial costs to remedy security breaches or to repair or replace networks and information systems.
Additionally, regardless of the security measures we may employ, our systems and data remain vulnerable to theft, loss and destruction, fraud, unintentional disclosure, errors and similar disruptive activities from current and former employees. Although we have controls in place intended to discourage and detect these types of problems in accordance with industry standards, no system of controls is perfect and issues are likely to arise. If the problems are material, our reputation may be damaged, we may be exposed to litigation, and our sales may be harmed.
We maintain insurance intended to provide coverage for certain claims related to our information systems and practices including some of the risks discussed above. However, coverage under the policies is not exhaustive and exclusions may apply that limit their applicability or the amount of coverage may be insufficient to cover any one or more claims. As a result, were we to experience any of the risks above, our business and financial results could be adversely impacted.

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
Our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation by analysts and in the press, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, changes in or announcements regarding our forecasts and guidance, our credit ratings, market trends unrelated to our performance, and sales of our common stock by us, our officers or directors or unaffiliated third party investors, particularly considering the concentrated ownership of our common stock, that may limit the ability for investors to acquire or sell meaningful quantities of our stock or cause speculation as to the acquisition or sale of our stock. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2018:

Location	Square Footage	Lease/Own	Primary Use
Santa Cruz, California	163,328	Own	Sales & Marketing, Engineering, Administration
Santa Cruz, California	20,325	Lease	Sales, Engineering, Administration
Tijuana, Mexico	792,304	Own	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and TAC.
San Diego, California	23,368	Lease	Industrial and Office Space
Chattanooga, Tennessee	10,125	Own	Currently leased to a third party.
Hoofddorp, Netherlands	57,985	Own	Executive Briefing Center, Sales, Marketing, Administration, and TAC
Suzhou, China	42,012	Lease	Sales, Administration, Design Center, Quality, TAC
Wootton Bassett, UK	21,824	Own	Main Building Sales, Engineering, Administration, IT
Wootton Bassett, UK	15,970	Own	Currently leased to a third party

ITEM 3.  LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. For additional information about our material legal proceedings, please see Note 8, Commitments and Contingencies, of the accompanying notes to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.  The following table sets forth the low and high sales prices as reported on the NYSE for each period indicated:

	Low	High
Fiscal Year 2018
First Quarter	$51.45	$58.27
Second Quarter	$41.28	$54.85
Third Quarter	$44.18	$53.62
Fourth Quarter	$51.16	$61.86
Fiscal Year 2017
First Quarter	$37.28	$45.40
Second Quarter	$42.47	$52.33
Third Quarter	$45.77	$55.65
Fourth Quarter	$52.60	$57.47

As of May 7, 2018, there were approximately 37 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.  On March 29, 2018, the last trading day of Fiscal Year 2018, the last sale reported on the NYSE for our common stock was $60.37 per share.

Cash Dividends

Quarterly dividends paid per share in Fiscal Years 2017 and 2018 were $0.15, resulting in total payments of $20.0 million in both years. On May 1, 2018, the Audit Committee approved the payment of a dividend of $0.15 per share on June 8, 2018 to holders of record on May 18, 2018.  We expect to continue paying a quarterly dividend of $0.15 per share of our common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee of the Board of Directors each quarter after its review of our financial performance and financial position.

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of Fiscal Year 2018:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [5]
December 31, 2017 to January 27, 2018	2,126	[3]	$50.50	645	730,105
January 28, 2018 to February 24, 2018	1,327	[4]	N/A	—	730,105
February 25, 2018 to March 31, 2018	1,624	[4]	N/A	—	730,105

[1]	On July 27, 2017, the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	Includes 1,481 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[5]	These shares reflect the available shares authorized for repurchase under the July 27, 2017 program.

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

	Fiscal Year Ended March 31,
	2014	2015[1]	2016[2]	2017	2018

STATEMENT OF OPERATIONS DATA:
Net revenues	$818,607	$865,010	$856,907	$881,176	$856,903
Operating income	$140,124	$149,085	$108,041	$125,076	$123,501
Operating margin	17.1%	17.2%	12.6%	14.2%	14.4%
Income before taxes	$141,139	$145,251	$82,176	$101,665	$100,227
Net income	$112,417	$112,301	$68,392	$82,599	$(869)
Basic earnings per share	$2.65	$2.69	$2.00	$2.56	$(0.03)
Diluted earnings per share	$2.59	$2.63	$1.96	$2.51	$(0.03)
Cash dividends declared per common share	$0.40	$0.60	$0.60	$0.60	$0.60
Shares used in basic per share calculations	42,452	41,723	34,127	32,279	32,345
Shares used in diluted per share calculations	43,364	42,643	34,938	32,963	32,345
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$335,421	$374,709	$395,317	$480,149	$659,974
Total assets	$811,815	$876,042	$933,437	$1,017,159	$1,076,887
Long-term debt, net of issuance costs	$—	$—	$489,609	$491,059	$492,509
Revolving line of credit	$—	$34,500	$—	$—	$—
Other long-term obligations	$15,544	$19,323	$23,994	$26,774	$105,894
Total stockholders' equity	$698,664	$727,397	$312,399	$382,156	$352,970
OTHER DATA:
Cash provided by operating activities[3]	$146,150	$157,958	$150,409	$139,387	$121,148

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

[3]
Beginning Fiscal Year 2018, the Company adopted the FASB's new guidance, Improvements to Employee Share-Based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. This new guidance also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying excess tax benefits from financing activities to operating activities in the consolidated statement of cash flows for all prior periods presented.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal Years 2018 and 2017 each had 52 weeks and ended on March 31, 2018, and April 1, 2017, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016.  For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  Until July 1, 2017, we manufactured and marketed specialty telephone products under our Clarity brand, such as telephones for the hearing impaired, and other related products for people with special communication needs. Our major product categories are Enterprise, which includes headsets optimized for Unified Communications & Collaboration (“UC&C”), other corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), and gaming headsets.

Net Revenues (in millions)	Operating Income (in millions)

Compared to the prior fiscal year, net revenues decreased 2.8% to $856.9 million. The decrease in net revenues was primarily driven by lower revenues within our Consumer product category, which declined by 18.0% or $45.4 million from the prior fiscal year. Revenues within our Enterprise product category increased by 3.4% or $21.1 million from the prior fiscal year.

Operating profit decreased 1.3% from the prior year to $123.5 million or 14.4% of net revenues, primarily driven by recognition of third-party fees related to the Polycom Transaction and restructuring actions taken during Fiscal Year 2018 which were partially offset by the recognition of the GN Netcom litigation charge in 2017 and lower compensation expenses in Fiscal Year 2018.

On March 28, 2018, we entered into the Purchase Agreement to acquire Polycom for $2.0 billion. The Polycom transaction has been unanimously approved by the boards of directors of both companies, is subject to regulatory approvals and other customary closing conditions, and is expected to close by the end of the third calendar quarter of 2018. We believe this acquisition will better position Plantronics with our channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the UC&C market in both hardware end points and services. The addition of Polycom’s product and services portfolio, is expected to enable us to accelerate our strategic vision of becoming a global leader in communications and collaboration experiences. We believe this acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints.

Notwithstanding the Polycom Transaction, our primary focus for long-term growth opportunities, strategic initiatives, and the majority of our revenue and profits remain in our Enterprise business. Within the market for Enterprise products, we anticipate the key driver of growth over the next few years will be UC&C audio solutions.  We believe enterprises are increasing adoption of UC&C systems to reduce costs, improve collaboration, and migrate technology from obsolete legacy systems.  We expect growth of UC&C will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise product category over the next three years will come from headsets designed for UC&C. As such, UC&C remains the central focus of our sales, marketing, and support functions, and we will continue investing in key strategic alliances and integrations with major UC&C vendors. We continue to invest in new ideas and technology to create additional growth opportunities, such as Plantronics Manager and Plantronics Manager Pro, our software-as-a-service ("SaaS") data insights offering introduced in Fiscal Year 2017, and Habitat Soundscaping, our intelligent acoustic management solution which launched in July 2017. While we anticipate these investments will prove beneficial in the long term, we do not expect their contributions to be material in the near term.

Revenues from our Consumer products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, product life cycles (including the introduction and pace of adoption of new technology), such as the market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors. While sales in the mono mobile headset market continues to decline, we believe future growth opportunities exist in gaming and stereo Bluetooth-headsets.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We will continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities.

RESULTS OF OPERATIONS

Net revenues may vary due to seasonality, the timing of new product introductions and discontinuation of existing products, discounts and other incentives, and channel mix. Net revenues derived from sales of Consumer products into the retail channel typically account for a seasonal increase in net revenues in the third quarter of our fiscal year. The following graphs display net revenues by product category for Fiscal Years 2016, 2017, and 2018:

Net Revenues (in millions)

Revenue by Product Category (percent)
Net revenues decreased in Fiscal Year 2018 compared to the prior fiscal year primarily due to lower revenues within our Consumer product category which was partially offset by increases in our Enterprise product revenues driven by UC&C revenues. Fiscal Year 2018 net revenues were also favorably impacted by fluctuations in exchange rates which resulted in an increase of approximately $9 million in net revenues (net of the effects of hedging).

Net revenues increased in Fiscal Year 2017 compared to the prior fiscal year primarily due to higher revenues within our Consumer product category which was driven by the launch of new and updated products. Net revenues within our Enterprise product category slightly increased, driven by solid growth in our UC&C product category which was partially offset by a decline in our Core Enterprise product category. The impact to net revenues resulting from changes in foreign exchange rates was not material in Fiscal Year 2017.

The following graphs display net revenues by domestic and international split, as well as by percentage of total net revenue by major geographic region:

Geographic Information (in millions)

Revenue by Region (percent)

As a percentage of total net revenues, U.S. net revenues decreased in Fiscal Year 2018 from Fiscal Year 2017 due to a decline in sales of our Consumer and Core Enterprise products which were partially offset by increased sales of our UC&C products. International net revenues for Fiscal Year 2018 increased from the prior fiscal year due to increased sales of our UC&C products and the favorable impact of fluctuations in foreign exchange rates which were partially offset by lower sales of our Consumer products.

As a percentage of total net revenues, U.S. net revenues decreased slightly in Fiscal Year 2017 from Fiscal Year 2016 due to a decline in sales of our Core Enterprise products which was partially offset by increased sales of our UC&C products. International net revenues for Fiscal Year 2017 increased from the prior fiscal year due to increased sales of our UC&C products and Consumer products which were partially offset by lower sales in our Core Enterprise category.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty costs, freight duties, excess and obsolete inventory costs, royalties, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Net revenues	$856,907	$881,176	$24,269	2.8%	$881,176	$856,903	$(24,273)	(2.8)%
Cost of revenues	422,233	439,806	$17,573	4.2%	439,806	417,788	$(22,018)	(5.0)%
Gross profit	$434,674	$441,370	$6,696	1.5%	$441,370	$439,115	$(2,255)	(0.5)%
Gross profit %	50.7%	50.1%			50.1%	51.2%

Compared to the prior fiscal year, profit as a percentage of net revenues increased in Fiscal Year 2018 primarily due to product cost reductions, the strengthening of foreign currencies relative to the USD which favorably impacted margins on our international product sales, and a favorable product mix shift away from our Consumer product category which carries lower margins.

Compared to the prior fiscal year, gross profit as a percentage of revenues decreased in Fiscal Year 2017 primarily due to a product mix shift from Enterprise to Consumer, the latter of which carries lower margins. In addition, within Enterprise there was a product mix shift from Core Enterprise to UC&C, the latter of which carries lower margins. These decreases were partially offset by reductions in the cost of materials.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Research, development and engineering	$90,408	$88,318	$(2,090)	(2.3)%	$88,318	$84,193	$(4,125)	(4.7)%
% of total net revenues	10.6%	10.0%			10.0%	9.8%

The decrease in research, development, and engineering expenses in Fiscal Year 2018 compared to Fiscal Year 2017 was primarily due to lower compensation expenses, driven by reduced funding of our variable compensation plans and cost reductions from our restructuring actions initiated in current and prior fiscal periods.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Selling, general and administrative	$221,299	$223,830	$2,531	1.1%	$223,830	$229,390	$5,560	2.5%
% of total net revenues	25.8%	25.4%			25.4%	26.8%

The increase in selling, general, and administrative expenses in Fiscal Year 2018 compared to Fiscal Year 2017 was primarily due to the recognition of third-party fees related to the Polycom Transaction and increases in legal fees related to our litigation with GN Netcom. These increases were partially offset by lower compensation expenses driven by reduced funding of our variable compensation plans, executive transition costs recognized in prior period as well as cost savings from cost control initiatives and prior period restructuring actions. For more information on the litigation with GN Netcom, refer to Note 8, Commitments and Contingencies, of the accompanying notes to consolidated financial statements.

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

(Gain) Loss from Litigation Settlements

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
(Gain) loss, net from litigation settlements	$(1,234)	$4,255	$5,489	(444.8)%	$4,255	$(420)	$(4,675)	(109.9)%
% of net revenues	0.1%	0.5%			0.5%	—%

During Fiscal Year 2018 we recognized immaterial gains from litigation. During Fiscal Year 2017 we recorded a $4.9 million litigation charge related to discovery sanctions ordered by the court in the GN Netcom litigation, compared to net gains in the prior fiscal year. This charge was partially offset by immaterial gains from unrelated matters. For more information regarding on-going litigation, refer to Note 8, Commitments and Contingencies, of the accompanying notes to consolidated financial statements.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Restructuring and other related charges	$16,160	$(109)	$(16,269)	(100.7)%	$(109)	$2,451	$2,560	2,348.6%
% of net revenues	1.9%	—%			—%	0.3%

During Fiscal Year 2018 restructuring and other related charges (credits) increased, due to additional restructuring actions taken during the first quarter of Fiscal Year 2018 as part of our ongoing efforts to reduce costs and focus on improving profitability. These restructuring actions included a reduction-in-workforce, charges to terminate a lease before the end of its contractual term and a loss on the sale of our Clarity division. For more information regarding these restructuring activities, refer to Note 10, Restructuring and other related charges (credits), of the accompanying notes to consolidated financial statements.

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

Interest Expense

Interest expense of $29.3 million and $29.2 million for Fiscal Years 2018 and 2017, respectively, was primarily related to the 5.50% Senior Notes and included $1.5 million in amortization of debt issuance costs for both Fiscal Years.

Other Non-Operating Income and (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Other non-operating income and (expense), net	$(716)	$5,819	$6,535	912.7%	$5,819	$6,023	$204	3.5%
% of net revenues	0.1%	0.7%			0.7%	0.7%

During Fiscal Year 2018 other non-operating income and (expense), net increased slightly primarily due to favorable changes in foreign currency exchange rates and an increase in interest income from higher average yields on our investment portfolio which were mostly offset by a loss of $1.2 million on the sale of our long term investments.

During Fiscal Year 2017 other non-operating income and (expense), net increased primarily due to a net foreign currency gain of $1.0 million compared to a $2.3 million net foreign currency loss in Fiscal Year 2016 on more volatile foreign currency exchange rate fluctuations, driving a favorable increase in fiscal year 2017 of $3.3 million. In addition, interest income increased by $1.7 million compared to Fiscal Year 2016 due to slightly higher interest rates on a higher average investment portfolio. Finally, unrealized holding gains on investments underlying our deferred compensation plan increased by $1.0 million, driven by higher market values on the related investments in Fiscal Year 2017 as compared to Fiscal Year 2016. This had no impact to our consolidated net income because an equal and offsetting compensation expense attributable to the net increase in the value of the securities underling the deferred compensation plan is recorded as part of operating income.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2016	March 31, 2017	Change		March 31, 2017	March 31, 2018	Change
Income before income taxes	$82,176	$101,665	$19,489	23.7%	$101,665	$100,227	$(1,438)	(1.4)%
Income tax expense	$13,784	$19,066	$5,282	38.3%	$19,066	$101,096	$82,030	430.2%
Net income	$68,392	$82,599	$14,207	20.8%	$82,599	$(869)	$(83,468)	(101.1)%
Effective tax rate	16.8%	18.8%			18.8%	100.9%

The effective tax rate for Fiscal Year 2018 was higher than that in the previous year due primarily to the passage of the Tax Cuts and Jobs Act (H.R. 1) ("the Tax Act") on December 22, 2017.  The Tax Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings. In addition, we were subject to a one-time deemed repatriation of accumulated foreign subsidiary unremitted earnings (hereafter, the "toll charge"), which the Company expects to pay over an eight-year period as permitted under the Tax Act. The Company recorded a $79.7 million toll charge as part of income tax expense in the year ended March 31, 2018. For more information regarding the Tax Act and Income Tax Expense activities, refer to Note 16, Income Taxes, of the accompanying notes to consolidated financial statements.

The effective tax rate for Fiscal Year 2017 is higher than in the previous year due primarily to unwinding prior cost-sharing of stock based compensation for the engineering function, which impacted Fiscal Year 2016 but not Fiscal Year 2017.  Our Fiscal Year 2016 tax provision reflected a $2.9 million tax benefit resulting from a U.S. Tax Court opinion involving an independent third party, issued on December 28, 2015. Based on the findings of the U.S. Tax Court, we issued a reimbursement to our foreign subsidiaries for the share-based compensation element of certain intercompany charges made in prior periods.  The increase in our tax rate in Fiscal Year 2017 over Fiscal Year 2016, resulting from the one-time reimbursement of costs, was partially offset by shift in the Company's geographic mix of income from higher tax jurisdictions to lower tax jurisdictions.

Our effective tax rate for Fiscal years 2016, 2017, and 2018 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the Tax Act and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

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

Operating Activities

Compared to Fiscal Year 2017, net cash provided by operating activities during Fiscal Year 2018 decreased primarily as a result of lower net income after adjusting for non-cash items and higher payouts in the first quarter of Fiscal Year 2018 related to Fiscal Year 2017 variable compensation than payouts during the prior year period, due to better achievements against corporate targets in Fiscal Year 2017.

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

Investing Activities

Net cash used for investing activities during Fiscal Year 2018 decreased from the prior fiscal year due to an increase in proceeds from the sales and maturities of debt securities, net of new investment purchases. This increase was partially offset by lower capital expenditures.

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

Financing Activities

Net cash used for financing activities during Fiscal Year 2018 increased from the prior fiscal year primarily due to an increase in cash used for common stock repurchases driven by a lower average stock price which was partially offset by higher net proceeds from stock-based compensation plans.

Net cash used for financing activities during Fiscal Year 2017 decreased from the prior fiscal year primarily due to significantly fewer common stock repurchases due to the non-recurrence of debt proceeds in Fiscal Year 2017 and a higher average stock price throughout Fiscal Year 2017; in addition, we repaid amounts due under our revolving line of credit in the prior fiscal year, compared to no activity in Fiscal Year 2017. These decreases in the use of cash for financing activities were partially offset by the non-recurrence of debt-related proceeds in Fiscal Year 2017 as described above, compared to a significant net inflow from our debt financing in the prior fiscal year.

On May 1, 2018, we announced that our Audit Committee of the Board of Directors ("the Audit Committee") declared a $0.15 cash dividend per share of common stock, payable on June 8, 2018 to stockholders of record at the close of business on May 18, 2018.  We expect to continue paying a quarterly dividend of $0.15 per share of common stock; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash uses have historically been for repurchases of our common stock and dividend payments.  At March 31, 2018, we had working capital of $774.2 million, including $660.0 million of cash, cash equivalents, and short-term investments, compared to working capital of $581.8 million, including $480.1 million of cash, cash equivalents, and short-term investments at March 31, 2017.  The increase in working capital at March 31, 2018 compared to March 31, 2017 resulted from the net increase in cash and cash equivalents, short-term investments, and accounts receivable, all due primarily to improved management of working capital. These increases were partially offset by working capital decreases resulting from a net increase in both accounts payable and accrued liabilities due to payment timing and better achievement against targets for our Fiscal Year 2018 variable compensation plan, respectively.

On March 28, 2018, we entered into the Purchase Agreement for the acquisition of Polycom at a purchase price of $2.0 billion, of which we expect approximately $1.6 billion will be paid in cash and the remaining $0.4 million will be paid in the form of shares of common stock of the Company representing a 19.1% equity interest in the Company before giving effect to the issuance (approximately 16.0% after giving effect to the issuance). The Purchase Agreement also contains a working capital adjustment. The Company has obtained $1.4 billion in committed debt financing consisting of a secured term loan facility and a secured revolving credit facility from Wells Fargo Bank, National Association and Wells Fargo Securities, LLC. This new committed debt financing combined with cash on hand, will enable the Company to consummate the Polycom Transaction. The Polycom Transaction is not subject to a financing condition. The Purchase Agreement includes representations, warranties and covenants of the respective parties. Completion of the transactions contemplated by the Purchase Agreement is subject to common closing conditions for transactions of this type including, among others: (1) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (2) regulatory approval in certain specified jurisdictions, including antitrust regulatory approval in Germany and Russia, and (3) the binding of a representations and warranties insurance policy. The Polycom Transaction does not require approval by the stockholders of the Company. The Purchase Agreement also contains certain termination rights for each of the parties if any of the conditions to closing have not been satisfied or if the Polycom Transaction has not been consummated on or prior to September 28, 2018. In addition, the Purchase Agreement provides for indemnification rights in favor of the Company including with respect to certain specified liabilities, including those relating to certain legal and regulatory enforcement matters. We will recognize all contingent transaction fees upon successful completion of the Polycom Transaction.

Prior to Fiscal Year 2018, we did not recognize a deferred tax liability related to unremitted foreign subsidiary earnings because our plans did not require us to repatriate earnings from foreign operations to fund our U.S. operations. The enactment of the Tax Act in the U.S. on December 22, 2017, introduced, among other things, applying new taxes on certain foreign source earnings and imposed the toll charge. We recorded a $79.7 million toll charge as part of income tax expense in the year ended March 31, 2018, which we expect to pay over an eight-year period as permitted under the Tax Act. We expect to fund payment of the toll charge by repatriating a portion of our foreign earnings and as such, we recorded a deferred tax liability of $5 million related to state income taxes and foreign withholding taxes that will become due as we repatriate foreign earnings. For additional details, refer to Note 16, Income Taxes, of the accompanying notes to consolidated financial statements.

Our cash and cash equivalents as of March 31, 2018 consist of bank deposits with third party financial institutions and Commercial Paper. We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of March 31, 2018, of our $660.0 million of cash, cash equivalents, and short-term investments, $116.5 million is held domestically while 543.5 million is held by foreign subsidiaries, approximately 82% of which were based in U.S. dollar-denominated holdings. Our investments are intended to establish a high-quality portfolio that preserves principal and meets liquidity needs.  As of March 31, 2018, our investments are composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. As of March 31, 2018, there remained a total of 730,105 shares authorized for repurchase under the stock repurchase program approved by the Board on July 27, 2017. Refer to Note 12, Common Stock Repurchases, of the accompanying notes to consolidated financial statements in this Form 10-K for more information regarding our stock repurchase programs. We had no retirements of treasury stock in Fiscal Years 2016, 2017 and 2018.

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

Revolving loans under the Amended Credit Agreement will bear interest, at our election, at (i) the Bank’s announced prime rate less 1.20% per annum or (ii) a daily one-month LIBOR rate plus 1.40% per annum. Principal, together with all accrued and unpaid interest, on the revolving loans is due and payable on May 9, 2020. The Company is also obligated to pay a commitment fee of 0.37% per annum on the average daily unused amount of the revolving line of credit, which fee shall be payable quarterly in arrears. The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2018, the Company had no outstanding borrowings under the line of credit. The line of credit requires us to comply with the following covenant ratios at each fiscal quarter end and determined on a rolling four-quarter basis:

•	maximum ratio of funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") of 3.25:1; and

•	minimum EBITDA coverage ratio, which is calculated as interest payments divided by EBITDA.

In addition, we and our subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. The Company intends to replace the Amended Credit Agreement with a secured revolving credit facility included in the committed debt financing for the Polycom Transaction.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023, and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases. Although under certain circumstances the Company is obligated to provide security for the unsecured notes, we do not expect that obligation to be triggered by the Polycom Transaction.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP.  We expect the Polycom Transaction to affect our liquidity and leverage ratios as we finalize the committed debt financing with Wells Fargo and other key terms of the transaction noted above. Therefore, we plan to return our liquidity and leverage ratios to pre-acquisition levels, through the curtailment of open market common stock repurchases. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2017 and 2018, we had off-balance sheet consigned inventories of $52.3 million and $48.8 million, respectively.

The following table summarizes our future contractual obligations as of March 31, 2018 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$9,970	$2,556	$3,965	$2,145	$1,304
Unconditional purchase obligations	$189,995	$180,861	$9,134	$—	$—
Long term debt (5.50% Senior Notes)	$652,455	$27,500	$55,000	$55,000	$514,955
Toll charge	$79,725	$6,378	$12,756	$12,756	$47,835
Total contractual cash obligations	$932,145	$217,295	$80,855	$69,901	$564,094

Operating Leases

We lease certain facilities under operating leases expiring through our Fiscal Year 2026. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we may exercise the renewal options.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2018, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $190.0 million, all of which we expect to consume in the normal course of business.

Toll Charge

During the year ended March 31, 2018, our short and long-term tax obligations increased due to introduction of the Tax Act which required the payment of the toll charge. As permitted under the Tax Act, we expect to pay the toll charge obligation over an 8-year period. For additional details regarding the Tax Act and the toll charge, refer to Note 16, Income Taxes, in the accompanying notes to the consolidated financial statements.

Unrecognized Tax Benefits

As of March 31, 2018, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $12.6 million and $1.4 million, respectively.  We are unable to reliably estimate the timing of future payments related to unrecognized tax benefits and they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

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

Revenue Recognition and Related Allowances

We sell substantially all of our products to end users through distributors, retailers, and carriers. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is reasonably assured. For most of the Company’s product sales, these criteria are met at either the time the product is shipped or the customer has received the product. Commercial distributors and retailers represent our largest sources of net revenues. Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel.

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

We have not made any material changes in the accounting methodology we use to measure sales return reserves or incentive allowances during the past three fiscal years. Substantially all credits associated with these activities are processed within the following fiscal period, and therefore, do not require subjective long-term estimates; however, if actual results are not consistent with the assumptions and estimates used, we may be exposed to losses or gains that could be material. If we increased our estimate as of March 31, 2018 by a hypothetical 10%, our sales returns reserve and sales incentive allowance would have increased by approximately $1.0 million and $4.4 million, respectively. Net of the estimated value of the inventory that would be returned, this would have decreased gross profit and net income by approximately $5.3 million and $4.7 million, respectively.

When a sales arrangement contains multiple elements, such as hardware and software products and/or services, we allocate revenue to each element based on relative selling prices. The selling price for a deliverable is based on its vendor specific objective evidence ("VSOE"), if available, third party evidence ("TPE") if VSOE is not available, or estimated selling price ("ESP") if neither VSOE nor TPE are available. In multiple element arrangements where more-than-incidental software deliverables are included, we allocate revenue to each separate unit of accounting for each of the non-software deliverables and to the software deliverables as a group using the relative selling prices of each of the deliverables in the arrangement based on the aforementioned selling price hierarchy. Revenue recognized for the software portion of multiple element arrangements was less than 1% of total net revenues for the years ended March 31, 2017 and 2018. As of March 31, 2017 and 2018, total deferred revenue related to the software portion of multiple-element arrangements was $1.9 million and $2.3 million, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value.  The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a limited number of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times, and last-time buys have historically contributed to inventory write-downs.  Our demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.  Refer to "Off Balance Sheet Arrangements" in this Annual Report on Form 10-K for additional details regarding consigned inventories.

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2018 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $0.5 million and our net income would have been reduced by approximately $0.4 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2018 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $0.8 million and our net income would have been reduced by approximately $0.6 million.

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

On December 22, 2017, the Tax Act was passed in the United States.  The Tax Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings. In addition, we were subject to a one-time toll charge which the Company expects to pay over an eight-year period as permitted under the Tax Act.

The provisional estimate for the toll charge will be finalized when the Company completes its substantive review of unremitted foreign earnings through examination of statutory filings and tax returns of the Company's foreign subsidiaries and fiscal branches that span a 30-year period. The Company must also analyze the impact of foreign exchange rates and inflation on the historical information to support foreign tax credits available to offset the toll charge. In addition, the Company's estimate of the toll charge obligation may change due to legislative technical corrections, the IRS' promulgation of regulations to interpret the Tax Act, and changes in accounting standards for income taxes or related interpretations in response to the Tax Act. This review and finalization of the toll charge provisional estimate will be completed within a twelve month measurement period from the date of enactment.

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

INTEREST RATE AND MARKET RISK

As of March 31, 2017 and 2018, we reported the following balances in cash and cash equivalents, short-term investments, and long-term investments:

	March 31,
(in millions)	2017	2018
Cash and cash equivalents	$302.0	$390.7
Short-term investments	$178.2	$269.3
Long-term investments	$127.2	$—

As of March 31, 2018, our investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investments. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. During the year ended March, 31, 2018, we sold our long-term investments and recognized a loss on sale of approximately $1.2 million. No material realized or unrealized net gains or losses were recognized during the year ended March 31, 2017.

Interest rates were relatively unchanged during Fiscal Year 2018 compared to the prior fiscal year. During Fiscal Year 2018, we generated approximately $3.8 million of interest income from our portfolio of cash equivalents and investments, compared to $3.5 million in Fiscal Year 2017. During Fiscal Years 2017 and 2018, we did not incur a significant amount of interest expense due to outstanding balances under our revolving line of credit. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

We experienced $0.5 million in net foreign currency gains in the year ended March 31, 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2018 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$39.6	$4.0	$(4.0)
GBP	Sell GBP	$15.3	$1.5	$(1.5)
AUD	Sell AUD	$10.5	$1.0	$(1.0)
CAD	Sell CAD	$1.9	$0.2	$(0.2)

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

Approximately 44%, 45%, and 49% of net revenues in Fiscal Years 2016, 2017, and 2018, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2018, we had foreign currency put and call option contracts with notional amounts of approximately €77.8 million and £23.7 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.1 million or incur a loss of $9.6 million, respectively. As of March 31, 2017, we also had foreign currency put and call option contracts with notional amounts of approximately €73.5 million and £23.9 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2018 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$130.2	$4.5	$(9.2)
Put options	$120.7	$3.6	$(0.4)
Forwards	$25.6	$2.6	$(2.6)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2018, we had cross currency swap contracts with notional amounts of approximately MXN 31.8 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2018 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$1.6	$(0.2)	$0.2

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plantronics, Inc. and its subsidiaries (“the Company”) as of March 31, 2018 and April 1, 2017, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and April 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 9, 2018

We have served as the Company’s auditor since 1988.

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2017	2018
ASSETS
Current assets:
Cash and cash equivalents	$301,970	$390,661
Short-term investments	178,179	269,313
Accounts receivable, net	141,177	152,888
Inventory, net	55,456	68,276
Other current assets	22,195	18,588
Total current assets	698,977	899,726
Long-term investments	127,176	—
Property, plant, and equipment, net	150,307	142,129
Goodwill and purchased intangibles, net	15,577	15,498
Deferred tax and other assets	25,122	19,534
Total assets	$1,017,159	$1,076,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,885	$45,417
Accrued liabilities	74,285	80,097
Total current liabilities	117,170	125,514
Long term debt, net of issuance costs	491,059	492,509
Long-term income taxes payable	11,729	87,328
Other long-term liabilities	15,045	18,566
Total liabilities	635,003	723,917
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 48,088 shares and 49,278 shares issued at 2017 and 2018, respectively	804	816
Additional paid-in capital	818,777	876,645
Accumulated other comprehensive income	4,694	2,870
Retained earnings	319,931	299,066
Total stockholders' equity before treasury stock	1,144,206	1,179,397
Less: Treasury stock (common: 14,672 shares and 16,027 shares at 2017 and 2018, respectively) at cost	(762,050)	(826,427)
Total stockholders' equity	382,156	352,970
Total liabilities and stockholders' equity	$1,017,159	$1,076,887

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2016	2017	2018
Net revenues	$856,907	$881,176	$856,903
Cost of revenues	422,233	439,806	417,788
Gross profit	434,674	441,370	439,115
Operating expenses:
Research, development, and engineering	90,408	88,318	84,193
Selling, general, and administrative	221,299	223,830	229,390
(Gain) loss, net from litigation settlements	(1,234)	4,255	(420)
Restructuring and other related charges (credits)	16,160	(109)	2,451
Total operating expenses	326,633	316,294	315,614
Operating income	108,041	125,076	123,501
Interest expense	(25,149)	(29,230)	(29,297)
Other non-operating income and (expense), net	(716)	5,819	6,023
Income before income taxes	82,176	101,665	100,227
Income tax expense	13,784	19,066	101,096
Net income	$68,392	$82,599	$(869)

Earnings per common share:
Basic	$2.00	$2.56	$(0.03)
Diluted	$1.96	$2.51	$(0.03)

Shares used in computing earnings per common share:
Basic	34,127	32,279	32,345
Diluted	34,938	32,963	32,345

Cash dividends declared per common share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended March 31,
	2016	2017	2018
Net income	$68,392	$82,599	$(869)
Other comprehensive income (loss):
Foreign currency translation adjustments	376	(311)	257
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	(3,786)	3,095	(6,741)
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	(7,826)	(4,111)	4,715
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	4,801	2,663	(208)
Net unrealized gains (losses) on cash flow hedges	$(6,811)	$1,647	$(2,234)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year	(67)	(516)	48

Aggregate income tax benefit (expense) of the above items	141	115	105
Other comprehensive income (loss)	(6,361)	935	(1,824)
Comprehensive income (loss)	$62,031	$83,534	$(2,693)

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2016	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,392	$82,599	$(869)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,142	20,977	21,178
Amortization of debt issuance costs	1,208	1,450	1,450
Stock-based compensation	33,265	33,539	33,959
Deferred income taxes	(8,291)	(657)	7,464
Provision for excess and obsolete inventories	2,430	1,960	3,456
Restructuring charges	16,160	(109)	2,451
Cash payments for restructuring charges	(10,385)	(4,001)	(2,942)
Other operating activities	7,680	2,948	(305)
Changes in assets and liabilities:
Accounts receivable	8,445	(13,894)	(12,238)
Inventory	1,357	(3,791)	(13,309)
Current and other assets	(605)	1,386	(2,480)
Accounts payable	5,407	4,377	2,884
Accrued liabilities	4,998	13,260	(4,164)
Income taxes	206	(657)	84,613
Cash provided by operating activities	150,409	139,387	121,148
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	102,517	157,066	197,575
Proceeds from maturities of investments	97,164	144,092	211,663
Purchase of investments	(300,620)	(300,434)	(373,281)
Capital expenditures	(30,661)	(23,176)	(12,468)
Cash used for investing activities	(131,600)	(22,452)	23,489
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(497,393)	(34,236)	(52,948)
Employees' tax withheld and paid for restricted stock and restricted stock units	(11,068)	(9,736)	(11,429)
Proceeds from issuances under stock-based compensation plans	15,384	15,202	23,927
Payment of cash dividends	(21,061)	(19,959)	(19,996)
Proceeds from revolving line of credit	155,749	—	8,000
Repayments of revolving line of credit	(190,249)	—	(8,000)
Proceeds from bonds issuance, net of issuance costs	488,401	—	—
Other financing activity	—	761	—
Cash used for financing activities	(60,237)	(47,968)	(60,446)
Effect of exchange rate changes on cash and cash equivalents	(156)	(2,263)	4,500
Net increase (decrease) in cash and cash equivalents	(41,584)	66,704	88,691
Cash and cash equivalents at beginning of year	276,850	235,266	301,970
Cash and cash equivalents at end of year	$235,266	$301,970	$390,661
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$25,517	$20,948	$9,757
Cash paid for interest	12,833	27,783	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2015	41,601	$783	$717,848	$10,120	$209,960	$(211,314)	$727,397
Net income	—	—	—	—	68,392	—	68,392
Foreign currency translation adjustments	—	—	—	376	—	—	376
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(6,680)	—	—	(6,680)
Net unrealized gains (losses) on investments, net of tax	—	—	—	(57)	—	—	(57)
Proceeds from issuances under stock-based compensation plans	1,155	10	15,374	—	—	—	15,384
Repurchase of restricted common stock	(158)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(21,061)	—	(21,061)
Stock-based compensation	—	—	33,265	—	—	—	33,265
Tax benefit from stock-based awards	—	—	3,515	—	—	—	3,515
Repurchase of common stock	(9,077)	—	—	—	—	(497,393)	(497,393)
Employees' tax withheld and paid for restricted stock and restricted stock units	(201)	—	—	—	—	(11,068)	(11,068)
Other equity changes related to compensation	—	—	(513)	—	—	842	329
Balances at March 31, 2016	33,320	793	769,489	3,759	257,291	(718,933)	312,399
Net income	—	—	—	—	82,599	—	82,599
Foreign currency translation adjustments	—	—	—	(311)	—	—	(311)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,616	—	—	1,616
Net unrealized gains (losses) on investments, net of tax	—	—	—	(370)	—	—	(370)
Proceeds from issuances under stock-based compensation plans	1,125	11	15,193	—	—	—	15,204
Repurchase of restricted common stock	(47)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,959)	—	(19,959)
Stock-based compensation	—	—	33,539	—	—	—	33,539
Tax benefit from stock-based awards	—	—	546	—	—	—	546
Repurchase of common stock	(764)	—	—	—	—	(34,236)	(34,236)
Employees' tax withheld and paid for restricted stock and restricted stock units	(218)	—	—	—	—	(9,736)	(9,736)
Other equity changes related to compensation	—	—	10	—		855	865
Balances at March 31, 2017	33,416	804	818,777	4,694	319,931	(762,050)	382,156
Net income	—	—	—	—	(869)	—	(869)
Foreign currency translation adjustments	—	—	—	257	—	—	257
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(2,190)	—	—	(2,190)
Net unrealized gains (losses) on investments, net of tax	—	—	—	109	—	—	109
Proceeds from issuances under stock-based compensation plans	1,288	12	23,915	—	—	—	23,927
Repurchase of restricted common stock	(98)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,996)	—	(19,996)
Stock-based compensation	—	—	33,959		—	—	33,959
Tax benefit from stock-based awards	—	—		—	—	—	—
Repurchase of common stock	(1,140)	—	—	—	—	(52,948)	(52,948)
Employees' tax withheld and paid for restricted stock and restricted stock units	(215)	—	—	—	—	(11,429)	(11,429)
Other equity changes related to compensation	—	—	(6)	—	—		(6)
Balances at March 31, 2018	33,251	$816	$876,645	$2,870	$299,066	$(826,427)	$352,970

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal Years 2018 and 2017 each had 52 weeks and ended on March 31, 2018 and April 1, 2017, respectively. Fiscal Year 2016 had 53 weeks and ended on April 2, 2016.  For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

Financial Instruments

Cash, Cash Equivalents and Investments
All highly liquid investments with initial stated maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its investments as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. During the year ended March, 31, 2018, we sold our long-term investments and recognized a loss on sale of approximately $1.2 million.

As of March 31, 2018, with the exception of assets related to the Company's deferred compensation plan and classified as trading securities, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in other non-operating income and (expense), net.

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

The Company does not hold or issue derivative financial instruments for speculative trading purposes.  The Company enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.

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

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2018, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $190.0 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2018 and 2017, the off-balance sheet consigned inventory balances were $48.8 million and $52.3 million, respectively.

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

Revenue Recognition

The Company sells substantially all of its products to end users through distributors, retailers, and carriers. The Company's revenue is derived from the sale of headsets, telephone headset systems, and accessories for the business and consumer markets and is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collection is reasonably assured. These criteria are usually met at the time of product shipment; however, the Company defers revenue when any significant obligations remain and for Fiscal Years 2016, 2017, and 2018 this accounted for less than 1% of the Company's net revenues. Customer contracts and/or purchase orders are used to determine the existence of an arrangement. Product is considered delivered once it has been shipped and title and risk of loss have been transferred to the customer. The Company assesses whether a price is fixed or determinable based upon the selling terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectability based on a customer's credit quality, historical experience, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2016, 2017, and 2018 was $2.0 million, $1.8 million, and $0.9 million, respectively.

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

Earnings Per Share

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based payment awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. Historically, the two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation under the treasury stock method. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. For further details refer to Note 17, Computation of Earnings Per Common Share.

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

Foreign Operations and Currency Translation

The Company's functional currency is the U.S. Dollar (“USD") .  Assets and liabilities denominated in currencies other than the USD, are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Currency transaction gains and losses are recognized in other non-operating income and (expense), net.

Stock-Based Compensation Expense

The Company applies the provisions of the Compensation - Stock Compensation Topic of the FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest.

The Company adopted the new stock-based compensation accounting guidance effective in Fiscal Year 2018. This new guidance requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. The adoption of this guidance had an immaterial impact on the Company's effective tax rate for the year ended March 31, 2018. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. For further details refer to Note 16, Income Taxes.

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

Plantronics’ investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2017 and 2018 the Company's investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. One customer Ingram Micro Group accounted for 17.6% of total net accounts receivable as of March 31, 2017. Two customers, D & H Distributing Company and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable as of March 31, 2018. The Company does not believe other significant concentrations of credit risk exist. Plantronics performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectibility of all accounts receivable.

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

Immaterial Out-of-Period Correction:

During the first quarter of Fiscal Year 2018, the Company recognized an out-of-period correction to its Fiscal Year 2017 geographic mix of taxable income, which resulted in an overstatement of Fiscal Year 2017 income tax expense by $2.8 million. The Company's correction, recognized in the quarter ended June 30, 2017, resulted in a $2.8 million benefit to income tax expense. The Company assessed the materiality of this error and concluded it was not material to Fiscal Years 2017 and 2018.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance regarding revenue from contracts with customers. While the standard supersedes existing revenue recognition guidance, it closely aligns with current U.S. GAAP. Under the new standard, revenue will be recognized at the time control of a good or service is transferred to a customer for the amount of consideration received or to be received for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. In March 2016, the FASB issued additional guidance concerning "Principal versus Agent" considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, non-cash consideration, presentation of sales tax, and transition. These updates are intended to improve the operability and understandability of the implementation guidance and have the same effective date and transition requirements as the greater "contracts with customers" standard. The Company will adopt the standard, as amended, in the first quarter of its fiscal year ending March 31, 2019, utilizing the modified retrospective method of adoption.  The Company has substantially completed its review of the impact of this guidance, and does not anticipate a material impact on its revenue recognition policies. The Company will continue to assess all potential impacts of the standard, and currently believes the most significantly impacted areas are the following:

•
Software Revenue: The Company currently defers revenue for the value of software where vendor specific objective evidence ("VSOE") of fair value has not been established for undelivered items. Under Topic 606, revenue for such licenses will be recognized at the transfer of control, rather than ratably, as the VSOE requirement no longer applies and the value of the remaining services are not material in the context of the contract. At March 31, 2018, deferred revenue under Topic 605 for these licenses was $2.3 million. The Company expects the remaining balance of such deferred revenue will be eliminated as a cumulative effect adjustment to opening retained earnings upon implementing Topic 606 in the first quarter of its fiscal year ending March 31, 2019.

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

•
Revenue Reserves: The Company establishes reserves for Discounts and Rebates and Sales Returns at the end of each fiscal period. These reserves are estimated based on current relevant and historical data, but there can be some variability associated with unforeseen changes in customer claim and return patterns. Under Topic 606, an entity shall estimate an amount of variable consideration by using a prescribed method that best depicts the amount of consideration to which it will be entitled and is required to consider whether appropriate groupings with similar characteristics have been applied when leveraging the portfolio practical expedient. In cases where there is uncertainty around the variable consideration amount, a constraint, or an adjustment to ensure that a significant revenue reversal will not occur, on that consideration must be considered. Based on analysis of prior periods, we anticipate that impact of estimating variable consideration using one of the prescribed methods and introducing a constraint will not materially impact revenue.

The standard also requires new, expanded disclosures regarding revenue recognition. The Company will continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact its current conclusions.

In January 2016, the FASB issued guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company is required to adopt the standard in the first quarter of its fiscal year ending March 31, 2019. The Company is currently evaluating what impact, if any, the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

Recently Adopted Pronouncement

Beginning Fiscal Year 2018, the Company adopted the FASB's new guidance, Improvements to Employee Share-Based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. This new guidance requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. The provision for income taxes for the year ended March 31, 2018 included excess tax benefits that did not materially reduce the Company's effective tax rate. The provision for income taxes for the year ended March 31, 2018 included excess tax benefits of $2.7 million. The recognized excess tax benefits resulted from share-based compensation awards that vested or settled in Fiscal Year 2018. This guidance also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company adopted this provision retrospectively by reclassifying $3.5 million and $1.4 million of excess tax benefits from financing activities to operating activities in the consolidated statement of cash flows for the years ended March 31, 2016 and 2017. The Company also excluded the related tax benefits when computing diluted shares outstanding on a prospective basis as required by this guidance. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The Company made no changes to its presentation of withholding taxes on the settlement of share-based payment awards, which were already presented as financing activities. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under U.S. GAAP. Refer to additional discussion in Note 13, Income Taxes.

4.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2017 and 2018 (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$295,877	$—	$—	$295,877	$295,877	$—	$—
Level 1:
Mutual Funds	12,079	352	(32)	12,399	—	12,399	—
US Treasury Notes	35,960	—	(68)	35,892	—	17,560	18,332
Subtotal	48,039	352	(100)	48,291	—	29,959	18,332
Level 2:
Government Agency Securities	54,415	20	(164)	54,271	—	15,309	38,962
Commercial Paper	47,152	—	—	47,152	6,093	41,059	—
Corporate Bonds	141,508	64	(224)	141,348	—	73,676	67,672
Certificates of Deposits ("CDs")	20,383	3	—	20,386	—	18,176	2,210
Subtotal	263,458	87	(388)	263,157	6,093	148,220	108,844

Total cash, cash equivalents and investments measured at fair value	$607,374	$439	$(488)	$607,325	$301,970	$178,179	$127,176

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)	Long-term investments (due in 1 to 3 years)
Cash	$308,734	$—	$—	$308,734	$308,734	$—	$—
Level 1:
Mutual Funds	13,336	186	(67)	13,455	—	13,455	—
US Treasury Notes	129,373	7	(60)	129,320	30,178	99,142	—
Money Market Funds	344	—	—	344	344	—	—
Subtotal	143,053	193	(127)	143,119	30,522	112,597	—
Level 2:
Government Agency Securities	46,354	—	(56)	46,298	6,978	39,320	—
Municipal Bonds	3,591	—	—	3,591	3,591	—	—
Commercial Paper	84,512	—	—	84,512	40,836	43,676	—
Corporate Bonds	54,701	—	(212)	54,489	—	54,489	—
Certificates of Deposits ("CDs")	19,231	—	—	19,231	—	19,231	—
Subtotal	208,389	—	(268)	208,121	51,405	156,716	—

Total cash, cash equivalents and investments measured at fair value	$660,176	$193	$(395)	$659,974	$390,661	$269,313	$—

As of March 31, 2017 and 2018, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. During the year ended March, 31, 2018, we sold our long-term investments and recognized a loss on sale of approximately $1.2 million. The Company did not incur any material realized or unrealized gains or losses during Fiscal Year 2017.

There were no transfers between fair value measurement levels during Fiscal Years 2017 and 2018.

5.     DEFERRED COMPENSATION

As of March 31, 2018, the Company held investments in mutual funds totaling $13.5 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $14.1 million at March 31, 2018. As of March 31, 2017 the Company held bank deposits of $0.8 million and investments in mutual funds totaling $12.4 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 31, 2017 was $13.7 million.

The bank deposits are recorded on the consolidated balance sheets under "cash and cash equivalents". The securities are classified as trading securities and are recorded on the consolidated balance sheets under "short-term investments". The liability is recorded on the consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2017	2018
Accounts receivable	$184,068	$202,270
Provisions for returns	(10,541)	(10,225)
Provisions for promotions and rebates	(31,747)	(38,284)
Provisions for doubtful accounts and sales allowances	(603)	(873)
Accounts receivable, net	$141,177	$152,888

Inventory, net:

	March 31,
(in thousands)	2017	2018
Raw materials	$20,260	$28,789
Work in process	215	450
Finished goods	34,981	39,037
Inventory, net	$55,456	$68,276

Property, plant, and equipment, net:

	March 31,
(in thousands)	2017	2018
Land	$16,418	$16,564
Buildings and improvements (useful life: 7-30 years)	115,909	115,401
Machinery and equipment (useful life: 2-10 years)	108,477	112,719
Software (useful life: 5-10 years)	46,806	50,631
Construction in progress	6,899	5,428
Property, plant, and equipment, gross	294,509	300,743
Accumulated depreciation and amortization	(144,202)	(158,614)
Property, plant, and equipment, net	$150,307	$142,129

Depreciation and amortization expense for Fiscal Years 2016, 2017, and 2018 was $19.9 million, $20.7 million, and $21.1 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $24.4 million and $23.6 million at March 31, 2017 and 2018, respectively.  Amortization expense related to capitalized software costs in Fiscal Years 2016, 2017, and 2018 was $4.1 million, $4.4 million, and $4.9 million, respectively.

Included in construction in progress at March 31, 2018 was tooling for new products, machinery and equipment, building improvements at our U.S. headquarters, and IT-related expenditures. None of the items were individually material.

Accrued liabilities:

	March 31,
(in thousands)	2017	2018
Employee compensation and benefits	$36,415	$28,599
Accrued interest on 5.50% Senior Notes	10,407	10,331
Warranty obligation, short-term portion	6,863	7,550
VAT/Sales Tax Payable	5,433	5,353
Derivative liabilities	1,323	2,947
Accrued other	13,844	25,317
Accrued liabilities	$74,285	$80,097

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2017	2018
Warranty obligation at beginning of year	$8,537	$8,697
Warranty provision related to products shipped	9,451	9,923
Deductions for warranty claims processed	(9,824)	(10,193)
Adjustments related to preexisting warranties	533	1,177
Warranty obligation at end of year [1]	$8,697	$9,604

1 Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on our consolidated balance sheet. The long-term portion is included in other long-term liabilities.

7.	GOODWILL

Goodwill as of March 31, 2017 and 2018 was $15.5 million, net of accumulated impairment of $54.6 million. In Fiscal Years 2017 and 2018, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years. In the fourth quarter of Fiscal Years 2017 and 2018, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

8.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2018 are as follows:

Fiscal Year Ending March 31, 2018	(in thousands)
2019	$2,556
2020	2,142
2021	1,823
2022	1,322
2023	823
Thereafter	1,304
Total minimum future rental payments	$9,970
Total rent expense for operating leases was approximately $2.9 million, $2.8 million, and $2.6 million in Fiscal Years 2016, 2017, and 2018, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. As of March 31, 2018, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $190.0 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.
The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. If the jury verdict were to be appealed and later overturned on appeal, the Company would have to repay that amount to GN.
On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The Court has set a briefing schedule for the parties to file their appellate briefs.
In a letter dated May 1, 2017, the Company received a Notice of Proposed Debarment from the General Services Administration ("GSA") informing the Company that the GSA has proposed that the Company be debarred from participation in Federal procurement and non-procurement programs based on a spoliation order issued in the GN litigation matter.  The Company submitted a response to the GSA demonstrating that it is a responsible contractor and that a suspension or debarment is neither necessary to protect the government nor warranted. The GSA found “no cause” for debarment of Plantronics and terminated the proceeding against the Company in August 2017. The GSA required a letter of assurances be filed if additional issues arose, and that requirement was terminated following the successful jury verdict in October 2017.
In addition to the specific matter discussed above, the Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has not accrued any amount because none have been deemed probable and estimable. The Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

Polycom Acquisition

On March 28, 2018, we entered into the Purchase Agreement to acquire Polycom for $2.0 billion. The Polycom Transaction has been unanimously approved by the boards of directors of both companies, is subject to regulatory approvals and other customary closing conditions, and is expected to close by the end of the third calendar quarter of 2018.

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

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2017		March 31, 2018
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$505,150	$491,059	$497,095	$492,509

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit Plantronics' ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of Plantronics’ subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of Plantronics and its subsidiaries to another person. As of March 31, 2018, the Company was in compliance with all covenants.

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

The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2018, the Company had no outstanding borrowings under the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA of 3.25:1 and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2018, the Company was in compliance with all covenants.

10. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

During Fiscal Year 2018 and as part of its ongoing effort to reduce costs, improve profitability, and focus on its key strategic initiatives, the Company executed an asset sale agreement to dispose of substantially all assets of its Clarity division, primarily inventories and tooling fixed assets, for an immaterial sales price. The buyer in this arrangement was a former employee of the Company, who acted as Clarity's President but who was not an executive officer or director of the Company. As part of the buyer's separation from Plantronics, the Company accelerated vesting on his outstanding restricted stock, resulting in an immaterial stock-compensation modification charge.

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

In addition to the sale of the Clarity division and the related restructuring actions, the Company reduced headcount in certain divisions and terminated a lease in the Netherlands before the end of its contractual term, resulting in a charge equal to the present value of the remaining future minimum lease payments. In connection with this exit, the Company wrote off certain fixed assets that will no longer be used. Finally, the Company reorganized its Brazilian operations and as a result, wrote off an unrecoverable indirect tax asset. As of March 31, 2018, the remaining obligation related to accrued severance is immaterial and is expected to be settled within 12 months.

The associated charges for year ended March 31, 2018 are recorded in restructuring and other related charges (credits), cost of revenues, and selling, general, and administrative expense in the condensed consolidated statements of operations, as follows:

	Year ended March 31, 2018
(in millions)	Total Charges	Restructuring and Other Related Charges (Credits)	Cost of Revenues	Selling, General, and Administrative
Severance benefits from reduction-in-force	$1.4	$1.4	$—	$—
Lease exit charges and asset impairments in Netherlands	0.7	0.7	—	—
Write-off of unrecoverable indirect tax asset in Brazil	0.7	—	0.7	—
Asset impairments related to previous Clarity operations	0.4	0.4	—	—
Loss on Clarity asset sale	0.9	—	0.9	—
Accelerated vesting of restricted stock	0.2	—	—	0.2
Totals	$4.3	$2.5	$1.6	$0.2

11.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, and restricted stock units.  As of March 31, 2018, there have been 15,900,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of Plantronics. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

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

At March 31, 2018, options to purchase 922,975 shares of common stock and 1,253,561 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,297,174 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 168,948, 151,648, and 156,355 shares issued under the ESPP in Fiscal Years 2016, 2017, and 2018 respectively.  At March 31, 2018, there were 274,323 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2018 was $5.7 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Cost of revenues	$3,306	$3,244	$3,622

Research, development and engineering	9,908	8,616	8,071
Selling, general and administrative	20,051	21,679	22,266
Stock-based compensation expense included in operating expenses	29,959	30,295	30,337
Total stock-based compensation	33,265	33,539	33,959
Income tax benefit	(10,950)	(10,768)	(7,880)
Total stock-based compensation expense, net of tax	$22,315	$22,771	$26,079

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during Fiscal Year 2018:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2017	1,417	$43.41
Options granted	15	$52.11
Options exercised	(505)	$36.04
Options forfeited or expired	(4)	$53.23
Outstanding at March 31, 2018	923	$47.53	3.8	$11,853
Vested or expected to vest at March 31, 2018	918	$47.54	3.8	$11,781
Exercisable at March 31, 2018	758	$47.69	3.5	$9,612

The total intrinsic values of options exercised during Fiscal Years 2016, 2017, and 2018 were $6.9 million, $5.5 million, and $9.4 million respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during Fiscal Year 2018 was $18.2 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2018 was $3.3 million.

As of March 31, 2018, the total unrecognized compensation cost related to unvested stock options was $1.6 million and is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock

Restricted stock consists of awards of restricted stock and restricted stock units ("RSUs"). The following is a summary of the Company’s restricted stock activity during Fiscal Year 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 31, 2017	1,172	$47.86
Restricted stock granted	784	$53.62
Restricted stock vested	(577)	$48.12
Restricted stock forfeited	(125)	$50.30
Non-vested at March 31, 2018	1,254	$51.09

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2016, 2017, and 2018 were $54.66, $44.82, and 53.62, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2016, 2017, and 2018 were $24.2 million, $28.9 million, and $27.8 million, respectively.

As of March 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was $36.7 million and is expected to be recognized over a weighted average period of 1.6 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2016	2017	2018	2016	2017	2018
Expected volatility	27.0%	31.1%	29.1%	33.5%	28.8%	30.5%
Risk-free interest rate	1.4%	1.1%	1.7%	0.3%	0.6%	1.5%
Expected dividends	1.1%	1.4%	1.2%	1.4%	1.1%	1.2%
Expected life (in years)	4.2	4.4	4.6	0.5	0.5	0.5
Weighted-average grant date fair value	$11.39	$10.39	$12.58	$10.33	$12.03	$11.78

The expected stock price volatility for the years ended March 31, 2016, 2017, and 2018 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

12. COMMON STOCK REPURCHASES

From time to time, the Board authorizes programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until such time they are retired or re-issued. During the years ended March 31, 2016, 2017, and 2018, the Company repurchased 9,077,223, 764,176, and 1,139,548 shares of its common stock, respectively, for a total cost of $497.4 million, $34.2 million, and $52.9 million respectively, at an average price per share of $54.80, $44.80, and $46.46, respectively.

The Company financed the repurchases using a combination of funds generated from operations and borrowings under its revolving line of credit. All repurchases in Fiscal Years 2016, 2017, and 2018 were made in the open market. As of March 31, 2018, there remained 730,105 shares authorized for repurchase under the program approved by the Board on July 27, 2017.

During the years ended March 31, 2016, 2017, and 2018, the Company withheld shares valued at $11.1 million, $9.7 million, and $11.4 million, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statements of cash flows. These share withholdings have the effect of share repurchases by the Company because they reduce the number of shares outstanding as a result of the vesting.

There were no retirements of treasury stock during Fiscal Years 2016, 2017, and 2018.

13. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2017	2018
Accumulated unrealized gain (loss) on cash flow hedges (1)	$529	$(1,663)
Accumulated foreign currency translation adjustments	4,428	4,685
Accumulated unrealized gain on investments	(263)	(152)
Accumulated other comprehensive income	$4,694	$2,870
(1) Refer to Note 15, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2017 and March 31, 2018.

14.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company currently matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2016, 2017, and 2018 were $4.7 million, $4.2 million, and $4.5 million, respectively.

15.	FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss due to credit risk that it would incur if parties to derivative contracts failed completely to perform according to the terms of the Company's agreements was equal to the net asset value of the Company's derivatives as of March 31, 2018.  The Company seeks to mitigate such risk by limiting its counterparties to several large financial institutions.  In addition, the Company monitors the potential risk of loss with any single counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between Plantronics and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2018, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. However, the following tables provide information as if the Company had elected to offset the asset and liability balances of derivative instruments, netted in accordance with various criteria in the event of default or termination as stipulated by the terms of netting arrangements with each of the counterparties.

For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2017 and March 31, 2018, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2017:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$2,120	$(1,395)	$—	$725
Derivatives not subject to master netting agreements	—			—
Total	$2,120			$725

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,395)	$1,395	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$(1,395)			$—

As of March 31, 2018:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$772	$(772)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$772			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(3,037)	$772	$—	$(2,265)
Derivatives not subject to master netting agreements	—			—
Total	$(3,037)			$(2,265)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2018, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at March 31, 2018:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€32,050	$39,557	Sell EUR	1 month
GBP		£10,900	$15,313	Sell GBP	1 month
AUD	A$	13,600	$10,456	Sell AUD	1 month
CAD	C$	2,500	$1,939	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income and (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Gain on foreign exchange contracts	$494	$4,599	$7,405

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2017		March 31, 2018
	EUR	GBP	EUR	GBP
Option contracts	€73.5	£23.9	€77.8	£23.7
Forward contracts	€11.2	£3.3	€16.7	£3.7

There were no material gains or losses in AOCI as of March 31, 2018 to be recognized during the next 12 months due to the recognition of the hedged forecasted revenue.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. There were no material gains or losses in AOCI as of March 31, 2018 to be recognized during the next 12 months due to the recognition of the hedged forecasted expenses. As of March 31, 2017 and 2018, the Company had foreign currency swap contracts of approximately MXN 287.2 million and MXN 31.8 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2018:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	31,830	$1,599	Buy MXN	Monthly over	3 months

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on AOCI and the consolidated statements of operations for fiscal years ended March 31, 2016, 2017, and 2018:

(in thousands)	2016	2017	2018
Gain (loss) included in AOCI as of beginning of period	$5,705	$(1,106)	$541

Amount of gain (loss) recognized in OCI (effective portion)	(3,786)	3,095	(6,741)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(7,826)	(4,111)	4,715
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	4,801	2,663	(208)
Total amount of (gain) loss reclassified from AOCI to consolidated statements of operations (effective portion)	(3,025)	(1,448)	4,507

Gain (loss) included in AOCI as of end of period	$(1,106)	$541	$(1,693)

The Company recognized immaterial loss in the consolidated statements of operations on the ineffective portion of the cash flow hedges reported in other non-operating income and (expense), net during the year ended March 31, 2018 and 2016 compared to an immaterial gain in Fiscal Year 2017.

16.	INCOME TAXES

Income tax expense for Fiscal Years 2016, 2017, and 2018 consisted of the following:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Current:
Federal	$15,702	$10,591	$82,523
State	1,934	457	4,274
Foreign	4,644	7,731	6,860
Total current provision for income taxes	22,280	18,779	93,657
Deferred:
Federal	(7,767)	1,022	9,002
State	(1,103)	(117)	(1,585)
Foreign	374	(618)	22
Total deferred income tax expense (benefit)	(8,496)	287	7,439
Income tax expense	$13,784	$19,066	$101,096

The components of income before income taxes for Fiscal Years 2016, 2017, and 2018 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
United States	$42,184	$43,377	$17,654
Foreign	39,992	58,288	82,573
Income before income taxes	$82,176	$101,665	$100,227

The following is a reconciliation between statutory federal income taxes and the income tax expense for Fiscal Years 2016, 2017, and 2018:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Tax expense at statutory rate	$28,762	$35,583	$31,631
Foreign operations taxed at different rates	(9,478)	(13,183)	(17,970)
State taxes, net of federal benefit	831	340	2,689
Research and development credit	(3,133)	(3,119)	(2,023)
Unwind of stock based compensation cost sharing	(2,855)	—	—
Impact of Tax Act	—	—	87,790
Stock based compensation	(487)	(365)	(1,771)
Other, net	144	(190)	750
Income tax expense	$13,784	$19,066	$101,096

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2017 and 2018 are as follows:

	March 31,
(in thousands)	2017	2018
Accruals and other reserves	$8,526	$4,809
Deferred Compensation	4,859	3,467
Net operating loss carry forward	2,221	1,540
Stock compensation	12,821	8,384
Tax credits	4,530	6,504
Other deferred tax assets	1,711	1,070
Valuation allowance	(2,209)	(2,514)
Total deferred tax assets	32,459	23,260
Deferred gains on sales of properties	(1,771)	(1,160)
Unremitted earnings of certain subsidiaries	—	(1,976)
Fixed asset depreciation	(7,351)	(4,150)
Total deferred tax liabilities	(9,122)	(7,286)
Net deferred tax assets(1)	$23,337	$15,974
(1) The Company's deferred tax assets for the fiscal year ending March 31, 2017 and March 31, 2018, are included as a component of other assets on the consolidated balance sheets.

The Company has California research and development credit carryforwards for income tax purposes of $10.4 million that can be carried forward indefinitely. The Company has Chinese net operating losses of $4.3 million that expire in different periods through Fiscal Year 2024.

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

The valuation allowance of $2.5 million as of March 31, 2018 was related to the net operating losses of a foreign subsidiary with an insufficient recent history of earnings to support the realization of their deferred tax assets, as well as to excess California research credit carryforwards. The valuation allowance of $2.2 million as of March 31, 2017 was related to the net operating losses of foreign subsidiaries with an insufficient history of recent earnings to support the realization of their deferred tax assets, as well as to excess California research credit carryforwards. During the year ending March 31, 2018, the valuation allowance increased by $0.3 million, which was mostly related to California research credit carryforwards that were generated during the year ending March 31, 2018 and for which it is more likely than not these deferred tax assets will not be realized.
The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2016, 2017, and 2018, the Company had $12.7 million, $12.9 million, and $12.6 million, respectively, of unrecognized tax benefits.  The unrecognized tax benefits as of March 31, 2018 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2016	2017	2018
Balance at beginning of period	$12,821	$12,692	$12,854
Increase (decrease) of unrecognized tax benefits related to prior fiscal years	(598)	(2)	(1,310)
Increase of unrecognized tax benefits related to the current year	2,252	2,195	3,085
Reductions to unrecognized tax benefits related to settlements with taxing authorities	(149)	—	(115)
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(1,634)	(2,031)	(1,902)
Balance at end of period	$12,692	$12,854	$12,612

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.7 million and $1.4 million as of March 31, 2017 and 2018, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. All federal tax matters have been concluded for tax years prior to Fiscal Year 2014. Foreign and State income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2011 and Fiscal Year 2013, respectively.

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

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings.

In addition, we were subject to a one-time deemed repatriation of accumulated foreign subsidiary unremitted earnings (hereafter, the "toll charge"), which the Company will elect to pay over an eight-year period as permitted under the Act.  The Company recorded a 79.7 million toll charge as part of income tax expense for the Fiscal year ended March 31, 2018, representing a provisional estimate based on a 15.5% tax applied to foreign unremitted cash and cash equivalents and an 8% tax applied to permanently reinvested foreign assets. As part of the Act, the Company also completed its re-measurement of deferred tax assets as of March 31, 2018 to the new future federal tax rate of 21%, thereby reducing the Company’s deferred tax assets by $4.6 million.  The Company expects to repatriate substantially all of its unremitted foreign subsidiary earnings and has recorded income tax expenses of $5.0 million related to state income taxes and foreign withholding taxes that will become due over the repatriation period.

Finally, the Company files its federal tax return on a fiscal year-end and is therefore required to pro-rate the new and old tax rates during Fiscal Year 2018.  The blended, annualized tax rate applied to Fiscal Year 2018 income is 31.56%.

In accordance with SAB 118, the provisional estimate for the toll charge will be finalized when the Company completes its substantive review of unremitted foreign earnings through examination of statutory filings and tax returns of the Company's foreign subsidiaries and fiscal branches that span a 30-year period. The Company must also analyze the impact of foreign exchange rates and inflation on the historical information to support foreign tax credits available to offset the toll charge. In addition, the Company's estimate of the toll charge obligation may change due to legislative technical corrections, the IRS' promulgation of regulations to interpret the Act, and changes in accounting standards for income taxes or related interpretations in response to the Act. This review and finalization of the toll charge provisional estimate will be completed within a twelve month measurement period from the date of enactment.

The Company recorded a correction to the geographic mix of income during the three months ended June 30, 2017 related to Fiscal Year 2017, which reduced income in a high tax jurisdiction and increased income in a low tax jurisdiction. This correction resulted in a reduction of $2.8 million to the Company’s income tax expense for the year ended March 31, 2018 as compared to the prior fiscal year end. For additional details regarding this correction refer to Note 2, Significant accounting Policies.

The Company adopted new stock-based compensation accounting guidance effective the beginning of Fiscal Year 2018. Excess tax benefits associated with employee equity plans were previously recorded in additional paid-in capital and the adoption of this guidance had an immaterial impact on the Company's effective tax rate for the three months ended December 31, 2017, but resulted in a $2.7 million reduction to income tax expense for the twelve months ended March 31, 2018. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP.

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

Prior to the second quarter of Fiscal Year 2018, the impact of the two-class method was not considered material and therefore, earnings per share was reported as calculated under the treasury stock method. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended March 31, 2018, 2017 and 2016:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2016	2017	2018
Numerator:
Net income	$68,392	$82,599	$(869)

Denominator:
Weighted average common shares-basic	34,127	32,279	32,345
Dilutive effect of employee equity incentive plans	811	684	—
Weighted average shares-diluted	34,938	32,963	32,345

Basic earnings per common share	$2.00	$2.56	$(0.03)
Diluted earnings per common share	$1.96	$2.51	$(0.03)

Potentially dilutive securities excluded from diluted earnings per share because their effect is anti-dilutive	326	574	543

18.	GEOGRAPHIC INFORMATION

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  With respect to headsets, it makes products for use in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles.  Major product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming headsets.

The following table presents net revenues by product group:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Net revenues from unaffiliated customers:
Enterprise	$626,666	$628,654	$649,739
Consumer	230,241	252,522	207,164
Total net revenues	$856,907	$881,176	$856,903

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the years ended March 31, 2016, 2017, and 2018.

The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2016	2017	2018
Net revenues from unaffiliated customers:
U.S.	$482,622	$482,215	$434,053

Europe and Africa	217,633	226,620	250,763
Asia Pacific	105,687	106,295	99,779
Americas, excluding U.S.	50,965	66,046	72,308
Total International net revenues	374,285	398,961	422,850
Total net revenues	$856,907	$881,176	$856,903

One customer, Ingram Micro Group, accounted for 10.9% of total net revenues in Fiscal Year 2018 and 2017. No customer accounted for 10% or more of total net revenues in Fiscal Years 2016

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018
U.S.	$69,085	$64,975
Mexico	42,923	41,036
The Netherlands	22,637	20,752
Other countries	15,662	15,366
Total long-lived assets	$150,307	$142,129

19.	SUBSEQUENT EVENTS

On May 1, 2018, the Audit Committee approved the payment of a dividend of $0.15 per share on June 8, 2018 to holders of record on May 18, 2018.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's Fiscal Year 2018 and Fiscal Year 2017 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2018 ended on July 1 2017, September 30, 2017, December 30, 2017, and March 31, 2018, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2017 ended on July 2, 2016, October 1, 2016, December 31, 2016, and April 1, 2017, respectively. All interim fiscal quarters presented below consisted of 13 weeks. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

(in thousands, except per share data)	Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Net revenues	$203,926	$210,300	$226,534	$216,143
Gross profit	$103,283	$107,632	$114,125	$114,075
Net income	$18,828	$19,953	$(49,504)	$9,854
Basic net income per common share	$0.58	$0.59	$(1.54)	$0.30
Diluted net income per common share	$0.57	$0.59	$(1.54)	$0.29
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Net revenues	$223,106	$216,183	$232,933	$208,954
Gross profit	$113,073	$110,446	$110,180	$107,671
Net income	$20,387	$20,474	$22,221	$19,517
Basic net income per common share	$0.63	$0.63	$0.69	$0.60
Diluted net income per common share	$0.62	$0.63	$0.68	$0.59
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2018.  The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 46 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal Year 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2018 Proxy Statement for the 2018 Annual Meeting of Stockholders (“2018 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2018 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2018 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2018 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Three - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2018 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)	Financial Statement Schedule.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 31, 2016		$1,221	$719	$(1,376)	$564
Year ended March 31, 2017		564	621	(582)	603
Year ended March 31, 2018		$603	$784	$(514)	$873

Provision for returns:	(2)
Year ended March 31, 2016		$6,194	$27,635	$(26,515)	$7,314
Year ended March 31, 2017		7,314	35,485	(32,258)	10,541
Year ended March 31, 2018		$10,541	$30,472	$(30,788)	$10,225

Provision for promotions and rebates:	(3)
Year ended March 31, 2016		$15,401	$111,244	$(98,908)	$27,737
Year ended March 31, 2017		27,737	150,085	(146,075)	31,747
Year ended March 31, 2018		$31,747	$183,929	$(177,392)	$38,284

Valuation allowance for deferred tax assets:	(4)
Year ended March 31, 2016		$1,940	$1,962	$(1,940)	$1,962
Year ended March 31, 2017		1,962	1,130	(883)	2,209
Year ended March 31, 2018		$2,209	$981	$(676)	$2,514

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

May 9, 2018	PLANTRONICS, INC.

	By:	/s/ Joe Burton
	Name:	Joe Burton
	Title:	Chief Executive Officer and Director

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

Signature	Title	Date
/s/ Joe Burton
(Joe Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2018
/s/ Pamela Strayer
(Pamela Strayer)	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 9, 2018
/s/ Robert Hagerty
(Robert Hagerty)	Chairman of the Board and Director	May 9, 2018
/s/ Marv Tseu
(Marv Tseu)	Vice Chairman of the Board and Director	May 9, 2018
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 9, 2018
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 9, 2018
/s/ John Hart
(John Hart)	Director	May 9, 2018
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 9, 2018
/s/ Guido Karel Maria Jouret
(Guido Karel Maria Jouret)	Director	May 9, 2018

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	3/28/2018

3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3(i)	1/20/2009

3.2	Amended and Restated By-Laws of the Registrant	8-K	001-12696	3.1	6/20/2011

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 hereto)	8-K	001-12696	4.2	6/3/2015

10.1*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.2.*	Plantronics, Inc. Executive Incentive Plan	8-K	001-12696	10.2	8/4/2017

10.3*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.1	8/4/2017

10.4*	Plantronics, Inc. 2002 Amended and Restated Employee Stock Purchase Plan	8-K	001-12696	10.1	8/8/2016

10.5.1*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.5.2*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016

10.8*	Employment Agreement dated as of June 1, 2012 between Registrant and Pamela Strayer	8-K/A	001-12696	10.1	8/8/2012

10.9*	Employment Agreement dated February 16, 2017 between Registrant and Mary Huser	10-K	001-12696	10.11	5/10/2017

10.10*	Employment Agreement dated October 3, 2016 between Registrant and Shantanu Sarkar	10-K	001-12696	10.12	5/10/2017

10.11	Employment Agreement dated September 15, 2017 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	10/31/2017

10.12*	Form of Change of Control Severance Agreement	10-Q	001-12696	10.1	7/29/2014

10.13	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.14.1	Second Amendment to Amended and Restated Credit Agreement, dated as of April 28, 2017, by and between Plantronics, Inc. and Wells Fargo Bank, National Association	8-K	001-12696	10.1	5/1/2017

10.14.2	Revolving Line of Credit Note between Registrant and Wells Fargo Bank, National Association, dated April 28, 2017	8-K	001-12696	10.2	5/1/2017

10.15**	Third Amended and Restated Development and Manufacturing Agreement, dated October 15, 2011, between Registrant, and GoerTek, Inc.	10-Q	001-12696	10.1	2/2/2012

10.17	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.2	5/26/2015

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Senior VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.