Form 10-K/A
period 2018-03-31
PLANTRONICS INC /CA/
filed 2018-05-16
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of May 7, 2018, 33,261,047 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2018.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Plantronics, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 31, 2018, originally filed with the Securities and Exchange Commission on May 9, 2018 (the “Original Report”). This Amendment is being filed solely to correct an administrative error on the cover page of the Original Report with respect to the number of shares outstanding of the Company’s common stock as of May 7, 2018. The correct number of shares of the Company’s common stock outstanding as of May 7, 2018 was 33,261,047.

This Amendment No. 1 speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

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

ITEM 15. EXHIBITS

We have filed the following documents as Exhibits to this Form 10-K/A:

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

PLANTRONICS, INC.

Date:	May 16, 2018	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Senior Vice President and Chief Financial Officer