Form 10-Q
period 2018-06-30
PLANTRONICS INC /CA/
filed 2018-08-07
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 3, 2018, 39,722,750 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our beliefs regarding the Enterprise market, market dynamics and customer behavior as well as our position in the market, (ii) our beliefs regarding the Consumer market, our new product introductions and the expected effect of such introductions, (iii) our belief that our "as-a-service" offerings will benefit our growth long-term but their contribution will not be material in the near term, (iv) our intention to provide customer data insight through software and service solutions, (v) the Unified Communications & Collaboration ("UC&C") market, including adoption of UC&C products, our position, and timing and growth expectations in this market, (vi) our plans regarding our "as a service" offerings including sales and marketing efforts, (vii) our intentions regarding investments in long-term growth opportunities and our core research and development efforts, in particular in the UC&C market, (viii) our intentions regarding the focus of our sales, marketing and customer services and support teams on UC&C, (ix) the future of UC&C technologies, including the transition of businesses to UC&C-supported systems and the effects on headset adoption and use, enterprises that adopt UC&C and our revenue opportunity and profit growth, (x) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our ability to pay future stockholder dividends, (xv) our ability to draw funds on our credit facility as needed, (xvi) the sufficiency of our capital resources to fund operations, and other statements regarding our future operations, financial condition and prospects, and business strategies, (xvii) our expectations and beliefs regarding the impact of the Polycom acquisition on our business including, without limitation, our ability to: (a) timely and efficiently integrate the businesses without impacting revenue and operations, (b) timely achieve expected synergies and operating efficiencies; (c) successfully manage relationships with customers, resellers, end-users, suppliers and strategic partners; (d) accurately estimate potential markets and market shares for the combined company's products, achieve market growth rates and successfully advocate the benefits of the combined company and the nature and extent of competitive responses to the combined company; (e) estimate the impact resulting from outcomes or rulings in known or yet undiscovered regulatory, litigation or other similar matters; (f) timely and effectively implement appropriate controls and processes for the reporting of financial and operational information and data according to governmental, contractual and other obligations; (g) tax implications of the acquisition; (h) integrate supply chains; and (i) react quickly and efficiently to mitigate risks related to the failure of our due diligence to uncover potential liabilities of Polycom.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 9, 2018; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

On July 2, 2018, Plantronics, Inc. (the “Company”) completed its acquisition (the “Acquisition”) of all of the issued and outstanding shares of capital stock of Polycom, Inc. (“Polycom”). The Acquisition was consummated in accordance with the terms and conditions of the previously announced Stock Purchase Agreement (the “Purchase Agreement”), dated March 28, 2018, among the Company, Triangle Private Holdings II, LLC (“Triangle”) and Polycom. Prior to closing, the Company paid cash of $33.6 million which was subsequently applied to the Acquisition on July 2, 2018. At the closing of the Acquisition, Plantronics acquired Polycom for $2.0 billion with the total consideration consisting of (1) approximately 6.4 million shares of the Company's common stock (the "Stock Consideration") and (2) $1.6 billion in cash (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition. The consideration paid at closing is also subject to a working capital adjustment. Portions of the Stock Consideration and Cash Considerations were each deposited into separate escrow accounts to secure certain indemnification obligations of Triangle pursuant to the Purchase Agreement. We believe this acquisition will better position Plantronics with our channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the UC&C market in both hardware end points and services. The addition of Polycom’s product and services portfolio, is expected to enable us to accelerate our strategic vision of becoming a global leader in communications and collaboration experiences. We believe this acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints.

Our operating results for the reported periods do not include Polycom as the Acquisition was completed subsequent to the quarter ended June 30, 2018.

Net Revenues (in millions)	Operating Income (in millions)

Compared to the first quarter of Fiscal Year 2018, net revenues increased 8.5% to $221.3 million. The increase in net revenues was driven by higher revenues across our Consumer and Enterprise product categories. When compared to the same prior year period, our Enterprise category grew by 8.4%, or $13.0 million due to continued growth in UC&C product sales and our Consumer category grew by 8.8%, or $4.3 million driven by revenues from our gaming products.

Operating income for the first quarter of Fiscal Year 2019 was $20.6 million and 9.3% of net revenue, compared to $23.4 million and 11.5% of net revenue in the prior year period. We reported net income of $14.5 million for the first quarter of Fiscal Year 2019, representing a decrease of 23.1% from the same quarter last year significantly driven by costs associated with the Acquisition.

Our primary focus for long-term growth opportunities, strategic initiatives, and the majority of our revenue and profits remained in our Enterprise business. As we integrate Polycom, we will focus on accelerating our strategic vision of becoming a global leader in communications and collaboration experiences. Polycom is a leading provider of open, standards-based UC&C solutions for voice, video and content sharing and a comprehensive line of support and service solutions. Polycom solutions are sold globally through a high-touch sales model that leverages a broad network of channel partners. Therefore, we believe this Acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints.

Within the market for Plantronics Enterprise headset products, we anticipate the key driver of growth over the next few years will be UC&C audio solutions.  We believe enterprises are increasing adoption of UC&C systems to reduce costs, improve collaboration, and migrate technology from obsolete legacy systems.  We expect growth of UC&C will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise product category over the next three years will come from headsets designed for UC&C. As such, UC&C remains the central focus of our sales, marketing, and support functions, and we will continue investing in key strategic alliances and integrations with major UC&C vendors. We continue to invest in new ideas and technology to create additional growth opportunities, such as Plantronics Manager Pro, our software-as-a-service ("SaaS") data insights offering and Habitat Soundscaping, our intelligent acoustic management service. While we anticipate these investments will prove beneficial in the long term, we do not expect their contributions to be material in the near term.

Revenues from Plantronics Consumer headset products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as product life cycles (including the introduction and pace of adoption of new technology), the market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors. While sales in the mobile headset market continues to decline, we believe future growth opportunities exist in gaming headsets primarily due to growth trends in the console gaming market. In addition, the timing or non-recurrence of retailer placements can cause volatility in quarter-to-quarter results.

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

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three months ended June 30, 2017 and 2018:

Net Revenues (in millions)                  Revenue by Product Category (percent)

Net revenues increased in the three months ended June 30, 2018 compared to the prior year periods driven by higher revenues within both our Enterprise and Consumer product categories. The growth in our Enterprise category was driven by UC&C product revenues while the growth in our Consumer category was driven by Gaming product revenues.

The following graphs display domestic and international net revenues, as well as percentage of total net revenue by major geographic region:

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues increased in the three months ended June 30, 2018 primarily driven by growth in sales of our Gaming products within the Consumer product category. Enterprise product revenues were up slightly with growth in UC&C revenues offset by continued declines in our non-UC&C product revenues.

Compared to the same prior year period, changes in foreign exchange rates favorably impacted revenues by approximately $6 million, net of immaterial benefits from our hedging program, as a result of the decline in the value of the Euro ("EUR") and British Pound Sterling ("GBP"). In addition to these currency impacts, international net revenues for the three months ended June 30, 2018 increased from the same prior year period, due to growth in our Enterprise category, driven by UC&C product sales.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
Net revenues	$203,926	$221,309	$17,383	8.5%
Cost of revenues	100,643	111,466	10,823	10.8%
Gross profit	$103,283	$109,843	$6,560	6.4%
Gross profit %	50.6%	49.6%

Compared to the same prior year period, gross profit as a percentage of net revenues decreased in the three months ended June 30, 2018, due primarily to a product mix with higher gaming revenues within our Consumer product category. In addition, we experienced lower margins on gaming products resulting from higher royalty expense, and expedited freight due to supply constraints and retailer commitments. These increased costs were partially offset by material cost reductions and favorable currency movements.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages may also vary based on distribution channel, return rates, and other factors.

RESEARCH, DEVELOPMENT, AND ENGINEERING

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, travel expenses, depreciation, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
Research, development, and engineering	$21,213	$23,701	$2,488	11.7%
% of net revenues	10.4%	10.7%

During the three months ended June 30, 2018, research, development, and engineering expenses increased when compared to the same prior year period due primarily to higher compensation expenses driven by increased funding of our variable compensation plans.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses consist primarily of professional service fees, compensation costs, marketing costs, travel expenses, litigation fees, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
Selling, general, and administrative	$56,233	$64,203	$7,970	14.2%
% of net revenues	27.6%	29.0%

Compared to the same prior year period, selling, general, and administrative expenses increased in the three months ended June 30, 2018 primarily due to $5.8 million of costs related to the Acquisition and increased variable compensation driven by the increase in overall sales during the current period.

(GAIN) LOSS, NET FROM LITIGATION SETTLEMENTS

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
(Gain) loss, net from litigation settlements	$(176)	$(30)	$146	83.0%
% of net revenues	0.1%	—%

We recognized immaterial gains from litigation in the three months ended June 30, 2017 and 2018.

RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
Restructuring and other related charges (credits)	$2,573	$1,320	$(1,253)	(48.7)%
% of net revenues	1.3%	0.6%

Compared to the prior year period, restructuring and other related charges (credits) decreased in the three months ended June 30, 2018, due to larger restructuring actions initiated during the first quarter of Fiscal Year 2018 in comparison to Fiscal Year 2019. The restructuring action taken during the first quarter of Fiscal Year 2019 was aimed at realigning our sales organization structure as part of a broader strategic objective to improve sales management and ensure proper investment across our geographic regions.

For more information regarding restructuring activities, refer to Note 8, Restructuring and other related charges (credits), of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three month periods ended June 30, 2017 and 2018 was $7.3 million and relates primarily to our 5.50% Senior Notes.

OTHER NON-OPERATING INCOME AND (EXPENSE), NET

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)
Other non-operating income and (expense), net	$914	$1,996	$1,082	118.4%
% of net revenues	0.4%	0.9%

Other non-operating income and (expense), net for the three months ended June 30, 2018 increased primarily due to increases in interest income from higher average yields on our investment portfolio.

INCOME TAX EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2017	2018	(Decrease)
Income before income taxes	$17,051	$15,318	$(1,733)	(10.2)%
Income tax expense	(1,777)	847	2,624	147.7%
Net income	$18,828	$14,471	$(4,357)	(23.1)%
Effective tax rate	(10.4)%	5.5%

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings. Although the Company benefited from the lower 21% applied to certain earnings for the three months ended June 30, 2018, income tax expense increased due to lower discrete excess tax benefits from stock based compensation for the three months ended June 30, 2018 and a one-time tax benefit recognized in the three months ended June 30, 2017 for an out-of-period correction.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments such as our annual bonus/variable compensation plan and Employee Stock Purchase Plan ("ESPP") plan, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to the same prior year period, net cash provided by operating activities during the three months ended June 30, 2018 increased primarily as a result of increased sales, lower variable compensation plan payouts, and a lower tax payments which were partially offset by acquisition- related costs.

Investing Activities

Net cash provided by for investing activities during the three months ended June 30, 2018 was due to an increase in proceeds from the sales of short term investments to fund the completion of the Acquisition. This increase was partially offset by the prepayment of $33.6 million during the first quarter of Fiscal Year 2019 which was subsequently applied to the Acquisition on July 2, 2018.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2018 decreased from the prior year period resulting primarily from a decrease in cash used for common stock repurchases.

On August 6, 2018, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on September 10, 2018 to stockholders of record at the close of business on August 20, 2018.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position. On July 2, 2018, the Company issued 6.4 million shares of the Company's common stock as consideration for the Acquisition. Therefore, we expect the recently announced dividend payment to be significantly higher than our historical dividend payments.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At June 30, 2018, we had working capital of $804.5 million, including $645.2 million of cash, cash equivalents, and short-term investments, compared with working capital of $774.2 million, including $660.0 million of cash, cash equivalents, and short-term investments at March 31, 2018. The increase in working capital at June 30, 2018 compared to March 31, 2018 resulted from the net increase in cash provided by operations and accounts receivable driven by increased sales in the current period.

On July 2, 2018, we completed the acquisition of all of the issued and outstanding shares of capital stock of Polycom. The Acquisition was consummated in accordance with the terms and conditions of the previously announced Purchase Agreement, dated March 28, 2018, among the Company, Triangle and Polycom. Prior to closing, the Company paid cash of $33.6 million which was subsequently applied to the Acquisition on July 2, 2018. At the closing of the Acquisition, Plantronics acquired Polycom for $2.0 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") and (2) $1.6 billion in cash (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition. The consideration paid at closing is also subject to a working capital adjustment. The Company financed the Cash Consideration by using available cash-on-hand and with funds drawn from the Company's new term loan facility which is described further below. Portions of the Stock Consideration and Cash Considerations were each deposited into separate escrow accounts to secure certain indemnification obligations of Triangle pursuant to the Purchase Agreement.

In connection with the Acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s existing revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility due in quarterly principal installments commencing on December 28, 2018 for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The availability under the revolving credit facility is reduced by the amount necessary to meet the Company’s obligations under two outstanding letters of credit. The Company may increase the aggregate principal amount of any outstanding tranche of term loans, add one or more additional tranches of term loans and/or increase the aggregate principal amount of revolving commitments under the Credit Agreement by an aggregate amount of up to the sum of (1) $500 million, (2) an amount such that, after giving effect to the incurrence of such amount, the consolidated secured net leverage ratio (as defined in the Credit Agreement) is equal to or less than 2.75 to 1.00 and (3) the amount of certain prepayments made under the Credit Agreement from time to time. Any such increase would be subject to the satisfaction of certain conditions, including that no default or event of default be continuing under the Credit Agreement at the time of the increase and that the Company obtain the consent of each lender providing any such additional loans or commitments.

On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of the Company and Polycom, to pay related fees, commissions, transaction costs and expenses and for general corporate purposes. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Credit Agreement includes the following financial covenants applicable to the revolving credit facility only: (i) a maximum consolidated secured net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of the Company’s consolidated secured indebtedness as of the end of the relevant fiscal quarter to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the period of four fiscal quarters then ended) of 3.50 to 1.00 as of the last day of any fiscal quarter ending during the period from December 29, 2018 through June 29, 2019; 3.25 to 1.00 as of the last day of any fiscal quarter ending during the period from June 30, 2019 through March 28, 2020; 3.00 to 1.00 as of the last day of any fiscal quarter ending during the period from March 29, 2020 through April 3, 2021; and 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after April 4, 2021; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s EBITDA to the Company’s consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after December 29, 2018.The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default.

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to manage our interest rate risk by managing our mix of fixed-rate and floating-rate debt. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement.

In May 2015, we entered into an Amended and Restated Credit Agreement (the “May 2015 Credit Agreement”) with Wells Fargo Bank, National Association (the “Bank”), which amended and restated our prior credit agreement, dated as of May 2011. The May 2015 Credit Agreement provided for a $100.0 million unsecured revolving credit facility to augment our financial flexibility. In connection with the Acquisition discussed above, the Company entered into a new Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto replaced the May 2015 credit facility in its entirety.

The enactment of the Tax Act in the U.S. on December 22, 2017, introduced, among other things, applying new taxes on certain foreign source earnings and imposed the toll charge. We recorded a $79.7 million toll charge during Fiscal Year 2018, which we expect to pay over an eight-year period as permitted under the Tax Act. With enactment of the Tax Act, the Company no longer asserted that its foreign earnings were indefinitely reinvested. Accordingly, we recorded a $5 million liability for state income taxes and foreign withholding taxes that are due as we repatriate foreign earnings. The purchase price allocation for the Acquisition is not yet complete as of the time of this filing therefore the toll charge related to Polycom has not yet been finalized. For additional details, refer to Note 13, Income Taxes, of the accompanying notes to condensed consolidated financial statements.

Our cash and cash equivalents as of June 30, 2018 consisted of bank deposits with third party financial institutions and Commercial Paper.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2018, of our $645.2 million of cash, cash equivalents, and short-term investments, $542.2 million was held domestically while $103.0 million was held by foreign subsidiaries, approximately 94% of which was based in USD-denominated instruments. During the quarter ended June 30, 2018, we sold most of our short-term investments to generate cash used to fund the Acquisition which was finalized on July 2, 2018. As of June 30, 2018, our remaining investments were composed of Mutual Funds.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. As of June 30, 2018, there remained 730,105 shares authorized for repurchase under the stock repurchase program approved by the Board on July 27, 2017. We have temporarily curtailed open market common stock repurchases to help us manage our liquidity and leverage ratios resulting from the Acquisition. We had no retirements of treasury stock in the first quarter of Fiscal Years 2018 and 2019. Refer to Note 10, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023, and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP.  We expect the Acquisition to affect our liquidity and leverage ratios. Therefore, we plan to reduce our debt leverage ratios by prioritizing the repayment of the debt obtained to finance the Acquisition and the temporary curtailment of open market common stock repurchases. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2018 and June 30, 2018, we had off-balance sheet consigned inventories of $48.8 million and $39.4 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2018, we had outstanding off-balance sheet third-party manufacturing, commitments and component purchase commitments of $201.0 million, all of which we expect to consume in the normal course of business.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018.

Refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements for details regarding the adoption of the contracts with customers (Topic 606) accounting guidance in the first quarter of Fiscal Year 2019.

Except as described above, there have been no changes to our critical accounting estimates during the three months ended June 30, 2018.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$631,042
Short-term investments	269,313	14,147
Accounts receivable, net	152,888	161,529
Inventory, net	68,276	68,138
Other current assets	18,588	55,265
Total current assets	899,726	930,121
Property, plant, and equipment, net	142,129	139,577
Goodwill and purchased intangibles, net	15,498	15,498
Deferred tax and other assets	19,534	14,712
Total assets	$1,076,887	$1,099,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,417	$50,349
Accrued liabilities	80,097	75,278
Total current liabilities	125,514	125,627
Long term debt, net of issuance costs	492,509	492,871
Long-term income taxes payable	87,328	87,495
Other long-term liabilities	18,566	19,382
Total liabilities	$723,917	$725,375
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock	$816	$819
Additional paid-in capital	876,645	895,350
Accumulated other comprehensive income	2,870	6,585
Retained earnings	299,066	311,241
Total stockholders' equity before treasury stock	1,179,397	1,213,995
Less: Treasury stock, at cost	(826,427)	(839,462)
Total stockholders' equity	352,970	374,533
Total liabilities and stockholders' equity	$1,076,887	$1,099,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2017	2018
Net revenues	$203,926	$221,309
Cost of revenues	100,643	111,466
Gross profit	103,283	109,843
Operating expenses:
Research, development, and engineering	21,213	23,701
Selling, general, and administrative	56,233	64,203
(Gain) loss, net from litigation settlements	(176)	(30)
Restructuring and other related charges	2,573	1,320
Total operating expenses	79,843	89,194
Operating income	23,440	20,649
Interest expense	(7,303)	(7,327)
Other non-operating income and (expense), net	914	1,996
Income before income taxes	17,051	15,318
Income tax expense (benefit)	(1,777)	847
Net income	$18,828	$14,471

Earnings per common share:
Basic	$0.58	$0.43
Diluted	$0.57	$0.42

Shares used in computing earnings per common share:
Basic	32,506	32,594
Diluted	33,211	33,534

Cash dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2017	2018
Net income	$18,828	$14,471
Other comprehensive income (loss):
Foreign currency translation adjustments	200	—
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(2,345)	3,956
Net (gains) losses reclassified into income for revenue hedges	18	(249)
Net (gains) losses reclassified into income for cost of revenue hedges	42	(79)
Net unrealized gains (losses) on cash flow hedges	(2,285)	3,628
Unrealized gains on investments:
Unrealized holding gains during the period	76	198

Aggregate income tax benefit (expense) of the above items	20	(110)
Other comprehensive income (loss)	(1,989)	3,716
Comprehensive income	$16,839	$18,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,828	$14,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,382	5,248
Amortization of debt issuance costs	362	362
Stock-based compensation	9,256	8,150
Deferred income taxes	6,606	4,632
Provision for excess and obsolete inventories	529	612
Restructuring and related charges	2,573	1,320
Cash payments for restructuring charges	(1,905)	(835)
Other operating activities	503	(274)
Changes in assets and liabilities:
Accounts receivable, net	6,465	5,302
Inventory, net	(2,241)	(400)
Current and other assets	(2,704)	2,981
Accounts payable	989	5,688
Accrued liabilities	(18,467)	(7,300)
Income taxes	(13,291)	(7,875)
Cash provided by operating activities	12,885	32,082
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	21,571	124,640
Proceeds from maturities of investments	58,298	131,017
Purchase of investments	(83,279)	(394)
Prepaid Acquisition consideration	—	(33,550)
Capital expenditures	(3,047)	(3,868)
Cash provided by (used in) for investing activities	(6,457)	217,845
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(13,492)	—
Employees' tax withheld and paid for restricted stock and restricted stock units	(10,485)	(13,035)
Proceeds from issuances under stock-based compensation plans	9,204	10,558
Payment of cash dividends	(5,014)	(5,014)
Cash used for financing activities	(19,787)	(7,491)
Effect of exchange rate changes on cash and cash equivalents	1,873	(2,055)
Net increase (decrease) in cash and cash equivalents	(11,486)	240,381
Cash and cash equivalents at beginning of period	301,970	390,661
Cash and cash equivalents at end of period	$290,484	$631,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis materially consistent with the Company's March 31, 2018 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on May 9, 2018. The results of operations for the interim period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The Company's operating results for the reported periods do not include Polycom as the Acquisition was completed subsequent to the quarter ended June 30, 2018, refer to Note 16. Subsequent Events for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 31, 2019 and April 1, 2018, respectively, and both consist of 52 weeks. The Company’s results of operations for the three months ended June 30, 2018 and July 2, 2017 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Refer to Note 2, Recent Accounting Pronouncements, for details regarding reclassifications made in the Company's condensed consolidated financial statements pursuant to the adoption of the contracts with customers (Topic 606) accounting guidance in the first quarter of Fiscal Year 2019.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

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

In March 2017, the FASB issued guidance related to the amortization of premiums on purchased callable debt securities. This guidance shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date instead of the maturity date. This guidance is effective for the Company's fiscal year ending March 31, 2020, including interim periods within that year. The Company does not expect the adoption of this guidance to have any impact to its consolidated financial statements.

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

Recently Adopted Pronouncement

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements. The Company adopted Topic 606 Revenue from Contracts with Customers to all contracts not completed as of the initial application date of April 1, 2018. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method - i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings at April 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported in accordance with its historic accounting under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

•
Software Revenue: The Company historically deferred revenue for the value of software where vendor specific objective evidence ("VSOE") of fair value had not been established for undelivered items. Under Topic 606, revenue for such licenses is recognized at the time of delivery, rather than ratably, as the VSOE requirement no longer applies and the value of the remaining services are not material in the context of the contract. All deferred revenue pertaining to such licenses was eliminated as a cumulative effect adjustment of implementing the new standard.

•
Marketing Development Funds: The Company frequently provides marketing development funds to its distributor and retail customers. Historically, its marketing development funds were recognized as a reduction of revenue at the later of when the related revenue is recognized or when the program is offered to the channel partner. Applying the criteria of Topic 606, these marketing development programs qualify as variable consideration, and are assigned as a reduction of the transaction price of the contract. This results in a timing difference such that all or some of the funds related to a program may be recognized in different periods than under Topic 605, depending on the circumstances.

•
Discount, Rebates and Pricing Reserves: The Company establishes reserves for Discounts and Rebates at the end of each fiscal period. These reserves are estimated based on current relevant and historical data, but there can be some variability associated with unforeseen changes in customer claim patterns. Under Topic 606, in cases where there is uncertainty around the variable consideration amount, a constraint on that consideration must be considered. The impact of this constraint may result in slightly higher reserves than were recorded under the legacy methodology.

The Company has historically recorded reserves for customer-related pricing protection which is based on contractual terms and the legal interpretation thereof. Topic 606 prescribes an “expected value” method to estimating variable consideration which involves the sum of probability-weighted amounts for a range of possible outcomes. Applying this method may result in a slightly lower reserve than the reserves under legacy methodology.

Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within current liabilities.

The cumulative effect of the changes made to the Company's consolidated April 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	March 31, 2018	Adjustments due to Topic 606 (increase/(decrease))	April 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$152,888	$14,221	$167,109
Total Current assets	899,726	14,221	913,947
Deferred tax and other assets	19,534	(493)	19,041
Total assets	$1,076,887	$13,728	$1,090,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$80,097	$11,133	$91,230
Total current liabilities	125,514	11,133	136,647
Total liabilities	$723,917	$11,133	$735,050
Commitments and contingencies (Note 6)
Stockholders' equity:
Retained earnings	$299,066	$2,595	$301,661
Total stockholders' equity before treasury stock	1,179,397	2,595	1,181,992
Total stockholders' equity	352,970	2,595	355,565
Total liabilities and stockholders' equity	$1,076,887	$13,728	$1,090,615

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the quarter ended June 30, 2018:

	June 30, 2018 As Reported	Adjustments due to Topic 606 (increase/(decrease))	June 30, 2018 Without Adoption of Topic 606
ASSETS
Current assets:
Accounts receivable, net	$161,529	$(15,463)	$146,066
Total Current assets	930,121	(15,463)	914,658
Deferred tax and other assets	14,712	493	15,205
Total assets	$1,099,908	$(14,970)	$1,084,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$75,278	$(12,224)	$63,054
Total current liabilities	125,627	(12,224)	113,403
Total liabilities	$725,375	$(12,224)	$713,151
Commitments and contingencies (Note 6)
Stockholders' equity:
Retained earnings	$311,241	$(2,746)	$308,495
Total stockholders' equity before treasury stock	1,213,995	(2,746)	1,211,249
Total stockholders' equity	374,533	(2,746)	371,787
Total liabilities and stockholders' equity	$1,099,908	$(14,970)	$1,084,938

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	June 30, 2018	Adjustments due to Topic 606 (increase/(decrease))	June 30, 2018
Net revenues	$221,309	$(152)	$221,157
Gross profit	$109,843	$(152)	$109,691
Operating expenses
Operating income	$20,649	$(152)	$20,497
Income before income taxes	$15,318	$(152)	$15,166
Net income	$14,471	$(152)	$14,319

Earnings per common share:
Basic	$0.43	$—	$0.43
Diluted	$0.42	$—	$0.42

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Selected Line Items (in thousands) (Unaudited)
	June 30, 2018	Adjustments due to Topic 606 (increase/(decrease))	June 30, 2018
Net income	$14,471	$(152)	$14,319
Comprehensive income	$18,187	$(152)	$18,035

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on the Company's consolidated cash flows statements.

In January 2016, the FASB issued guidance regarding the recognition and measurement of financial assets and liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted the standard in the first quarter of its fiscal year ending March 31, 2019. The adoption of this standard had no material impact on the Company's consolidated financial statements and related disclosures.

In May 2017, the FASB issued guidance that clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. This guidance is effective for the Company's fiscal year ending March 31, 2019, including interim periods within that year. The Company adopted the standard in the first quarter of its fiscal year ending March 31, 2019. The adoption of this standard had no impact on the Company's consolidated financial statements and related disclosures as there were no modifications to awards during the quarter ended June 30, 2018.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents or short-term investments as of June 30, 2018 and March 31, 2018 (in thousands):

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$631,042	$—	$—	$631,042	$631,042	$—
Level 1:
Mutual Funds	13,813	376	(42)	14,147	—	14,147
US Treasury Notes	—	—	—	—	—	—
Money Market Funds	—	—	—	—	—	—
Subtotal	13,813	376	(42)	14,147	—	14,147
Total cash, cash equivalents and investments measured at fair value	$644,855	$376	$(42)	$645,189	$631,042	$14,147

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$308,734	$—	$—	$308,734	$308,734	$—
Level 1:
Mutual Funds	13,336	186	(67)	13,455	—	13,455
US Treasury Notes	129,373	7	(60)	129,320	30,178	99,142
Money Market Funds	344	—	—	344	344	—
Subtotal	143,053	193	(127)	143,119	30,522	112,597
Level 2:
Government Agency Securities	46,354	—	(56)	46,298	6,978	39,320
Municipal Bonds	3,591	—	—	3,591	3,591	—
Commercial Paper	84,512	—	—	84,512	40,836	43,676
Corporate Bonds	54,701	—	(212)	54,489	—	54,489
Certificates of Deposits ("CDs")	19,231	—	—	19,231	—	19,231
Subtotal	208,389	—	(268)	208,121	51,405	156,716

Total cash, cash equivalents and investments measured at fair value	$660,176	$193	$(395)	$659,974	$390,661	$269,313

As of June 30, 2018 and March 31, 2018, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 30, 2017 and 2018.

There were no transfers between fair value measurement levels during the three months ended June 30, 2017 and 2018.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of Government Agency Securities, Commercial Paper, Corporate Bonds, Certificates of Deposits ("CDs"), derivative foreign currency contracts, and long-term debt. The fair value of Level 2 investment securities is determined based on other observable inputs, including multiple non-binding quotes from independent pricing services. Non-binding quotes are based on proprietary valuation models that are prepared by the independent pricing services and use algorithms based on inputs such as observable market data, quoted market prices for similar securities, issuer spreads, and internal assumptions of the broker. The Company corroborates the reasonableness of non-binding quotes received from the independent pricing services using a variety of techniques depending on the underlying instrument, including: (i) comparing them to actual experience gained from the purchases and maturities of investment securities, (ii) comparing them to internally developed cash flow models based on observable inputs, and (iii) monitoring changes in ratings of similar securities and the related impact on fair value. The fair value of Level 2 derivative foreign currency contracts is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 12, Foreign Currency Derivatives. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes, refer to Note 7, Debt.

Level 3
The Company's unsecured revolving credit facility falls under the Level 3 hierarchy. The fair value of the Company’s line of credit approximates its carrying value because the interest rate is variable and approximates rates currently available to the Company.

4.  DEFERRED COMPENSATION

As of June 30, 2018, the Company held investments in mutual funds totaling $14.1 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $14.8 million at June 30, 2018. As of March 31, 2018, the Company held investments in mutual funds totaling $13.5 million. The total related deferred compensation liability at March 31, 2018 was $14.1 million.

The bank deposits are recorded on the condensed consolidated balance sheets under "cash and cash equivalents". The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	June 30,
(in thousands)	2018	2018
Accounts receivable	$202,270	$201,590
Provisions for returns	(10,225)	—	1
Provisions for promotions, rebates, and other	(38,284)	(38,910)	1
Provisions for doubtful accounts and sales allowances	(873)	(1,151)
Accounts receivable, net	$152,888	$161,529
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

Inventory, net:

	March 31,	June 30,
(in thousands)	2018	2018
Raw materials	$28,789	$30,554
Work in process	450	138
Finished goods	39,037	37,446
Inventory, net	$68,276	$68,138

Accrued Liabilities:

	March 31,	June 30,
(in thousands)	2018	2018
Employee compensation and benefits	$28,599	$23,326
Accrued interest on 5.50% Senior Notes	10,331	3,437
Warranty obligation	7,550	7,652
Provisions for returns	—	11,526	1
Provisions for promotions, rebates, and other	1,750	6,279	1
VAT/Sales tax payable	5,353	5,709
Derivative liabilities	2,947	228
Accrued other	23,567	17,121
Accrued liabilities	$80,097	$75,278

(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2017 and 2018 were as follows:

	Three Months Ended June 30,
(in thousands)	2017	2018
Warranty obligation at beginning of period	$8,697	$9,604
Warranty provision related to products shipped	2,210	2,562
Deductions for warranty claims processed	(2,424)	(2,634)
Adjustments related to preexisting warranties	44	200
Warranty obligation at end of period(1)	$8,527	$9,732
(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

6. COMMITMENTS AND CONTINGENCIES

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 30, 2018, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $201.0 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.  The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. If the jury verdict were to be appealed and later overturned on appeal, the Company would have to repay that amount to GN.  On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The Court set a briefing schedule for the parties to file their appellate briefs with GN’s Appeal Brief due on July 6, 2018, the Company’s Responsive Brief due on August 6, 2018, and GN’s Reply Brief due on August 20, 2018.

The U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations of the U.S. Foreign Corrupt Practices Act by Polycom, relating to conduct prior to its July 2, 2018 acquisition by Plantronics.  Polycom is cooperating with these agencies regarding these matters. Plantronics is unable to estimate the duration, scope or outcome of these investigations or the probability or range of any potential loss. Any potential liability would be expected to be reimbursed through funds retained in escrow

In addition to the specific matters discussed above, the Company is involved in various legal proceedings arising in the normal course of conducting business. For such legal proceedings, where applicable, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. With respect to proceedings for which no accrual has been made, the Company is not able to estimate an amount or range of any reasonably possible additional losses because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

7. DEBT

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% senior notes (the “5.50% Senior Notes”). The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from the issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million which are being amortized to interest expense over the term of the 5.50% Senior Notes using the effective interest method. A portion of the proceeds was used to repay all then-outstanding amounts under the Company's revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2). The estimated fair value and carrying value of the 5.50% Senior Notes were as follows:

	March 31, 2018		June 30, 2018
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$497,095	$492,509	$500,650	$492,871

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of June 30, 2018, the Company was in compliance with all covenants.

Revolving Credit Agreement

On May 9, 2011, the Company entered into a credit agreement with Wells Fargo Bank, National Association ("the Bank"), which was most recently amended on April 28, 2017 (as amended, the "Amended Credit Agreement") to extend the term of the May 2011 Credit Agreement by one year to May 9, 2020, and to amend certain of the covenants, which are defined below.

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

The Company may prepay the loans and terminate the commitments under the Amended Credit Agreement at any time, without premium or penalty, subject to the reimbursement of certain costs. As of March 31, 2018 and June 30, 2018, the Company had no outstanding borrowings on the line of credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including, among other things, covenants limiting the ability of the Company to incur debt, make capital expenditures, grant liens, merge or consolidate, and make investments. The Amended Credit Agreement also requires the Company to comply with certain financial covenants, including (i) a maximum ratio of funded debt to EBITDA of 3.25:1 and (ii) a minimum EBITDA coverage ratio, in each case, tested as of each fiscal quarter and determined on a rolling four-quarter basis. In addition, the Company and its subsidiaries are required to maintain unrestricted cash, cash equivalents and marketable securities plus availability under the Amended Credit Agreement at the end of each fiscal quarter of at least $300.0 million. The Amended Credit Agreement contains customary events of default that include, among other things, payment defaults, covenant defaults, cross-defaults with certain other indebtedness, bankruptcy and insolvency defaults, and judgment defaults. The occurrence of an event of default could result in the acceleration of the obligations under the Amended Credit Agreement. As of March 31, 2017 and June 30, 2018, the Company was in compliance with all covenants.

In connection with the Acquisition on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s existing revolving credit facility in its entirety. Refer to Note16, Subsequent Events, for details regarding the new Credit Agreement.

8. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

As of June 30, 2018, the remaining obligation related to severance amounts due is immaterial and will be settled within 12 months.

During the quarter ended June 30, 2018, the Company executed a restructuring plan aimed at realigning its sales organization structure as part of a broader strategic objective to improve sales management and ensure proper investment across its geographic regions.

The associated charges are recorded in restructuring and other related charges expense in the condensed consolidated statements of operations, as follows (in millions):

	Three Months Ended June 30, 2018
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

In connection with the sale, the Company leased the facility it owns in Chattanooga, Tennessee, to the buyer. The Company also entered into a transition services agreement with the buyer to provide customer support services on a cost-recovery basis, which are not expected to be material. The Company also recorded immaterial impairment charges on assets previously used in Clarity operations that have no further value to the Company.

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

As of June 30, 2017, the remaining obligation related to severance amounts due was immaterial and settled within 12 months. The associated charges were recorded in restructuring and other related charges (credits), cost of revenues, and selling, general, and administrative expense in the condensed consolidated statements of operations, as follows (in millions):

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

9. STOCK-BASED COMPENSATION

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2017	2018
Cost of revenues	$902	$963

Research, development, and engineering	2,101	2,222
Selling, general, and administrative	6,253	4,965
Stock-based compensation included in operating expenses	8,354	7,187
Total stock-based compensation	9,256	8,150
Income tax expense (benefit)	(4,849)	(3,754)
Total stock-based compensation, net of tax	$4,407	$4,396

10. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. Repurchases by the Company pursuant to Board-authorized programs during the three months ended June 30, 2017 and 2018 are discussed below. As of June 30, 2018, there remained 730,105 shares authorized for repurchase under the repurchase program approved by the Board on July 27, 2017. There were no remaining shares authorized under previously approved programs.

In the three months ended June 30, 2018, the Company did not repurchase any shares. In the three months ended June 30, 2017 the Company repurchased 252,707 shares of its common stock in the open market for a total cost of $13.5 million, and at an average price per share of $53.39. In addition, the Company withheld shares valued at $10.5 million and $13.0 million in the three months ended June 30, 2017 and 2018, respectively, in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under the Company's stock plans. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2018	June 30, 2018
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,663)	$1,900
Accumulated foreign currency translation adjustments	4,685	4,685
Accumulated unrealized gain (loss) on investments	(152)	—
Accumulated other comprehensive income	$2,870	$6,585
(1)Refer to Note 12, Foreign Currency Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2018 and June 30, 2018.

12. FOREIGN CURRENCY DERIVATIVES

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts, option contracts, and cross-currency swaps.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2018.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2018, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2018 and June 30, 2018, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2018	June 30, 2018
Derivative Assets(1)
Non-designated hedges	$218	$474
Cash flow hedges	554	2,980
Total Derivative Assets	$772	$3,454

Derivative Liabilities(2)
Non-designated hedges	$34	$20
Cash flow hedges	3,003	297
Total Derivative Liabilities	$3,037	$317
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of June 30, 2018 the portion of derivative assets classified as long-term was immaterial.
(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of June 30, 2018 the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of June 30, 2018, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2018:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€38,000	$44,439	Sell EUR	1 month
GBP		£9,760	$12,895	Sell GBP	1 month
AUD	A$	15,800	$11,680	Sell AUD	1 month
CAD	C$	2,100	$1,596	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2017	2018
Gain (loss) on foreign exchange contracts	$(3,133)	$(4,152)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	March 31, 2018		June 30, 2018
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€77.8	£23.7	€77.9	£25.6
Forward contracts	€16.7	£3.7	€18.0	£6.1

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2018 and June 30, 2018, the Company had foreign currency swap contracts of approximately MXN 31.8 million and MXN 0.0 million, respectively.

The Company had no outstanding MXN cross-currency swaps as at June 30, 2018.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2017 and 2018:

	Three Months Ended June 30,
(in thousands)	2017	2018
Gain (loss) included in AOCI as of beginning of period	$541	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(2,345)	3,956

Amount of gain (loss) reclassified from OCI into net revenues (effective portion)	18	(249)
Amount of gain (loss) reclassified from OCI into cost of revenues (effective portion)	42	(79)
Total amount of gain (loss) reclassified from AOCI to income (loss) (effective portion)	60	(328)

Gain (loss) included in AOCI as of end of period	$(1,744)	$1,935

During the three months ended June 30, 2017 and 2018 the Company recognized an immaterial gain and immaterial loss on the ineffective portion of its cash flow hedges, respectively, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

13. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The effective tax rates for the three months ended June 30, 2017 and 2018 were (10.4)% and 5.5%, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law in the United States.  The Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings.  Although the Company benefited from the lower 21% applied to certain earnings for the three months ended June 30, 2018, income tax expense increased due to lower discrete excess tax benefits from stock based compensation for the three months ended June 30, 2018 and a one-time tax benefit recognized in the three months ended June 30, 2017 for an out-of-period correction.

As a result of the Act, the Company was also subject to a one-time deemed repatriation of accumulated foreign subsidiary unremitted earnings (hereafter, the "toll charge"), which the Company will elect to pay over an eight-year period as permitted under the Act.  The Company recorded a $79.7 million toll charge as part of income tax expense for the Fiscal year ended March 31, 2018, representing a provisional estimate based on a 15.5% tax applied to foreign unremitted cash and cash equivalents and an 8% tax applied to excess unremitted foreign subsidiary earnings.

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

Income tax expense for the three months ended June 30, 2018, reflected a $4.3 million annual estimate for the tax on global intangible low-taxed income enacted by the Act. For the global intangible low-taxed income provisions of the Act, the Company has not yet elected an accounting policy with respect to either recognize deferred taxes for basis differences expected to reverse as global intangible low-taxed income, or to record such as period costs if and when incurred. The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with the SEC guidance.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2018 and June 30, 2018 were unrecognized tax benefits of $12.6 million and $12.8 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.4 million and $1.5 million as of March 31, 2018 and June 30, 2018, respectively.  No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in the U.S. federal and various foreign and state jurisdictions. The Company’s Fiscal Year 2016 federal income tax return is currently under examination by the Internal Revenue Service. Foreign income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2013.

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

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. Prior to the second quarter of Fiscal Year 2018, the impact of the two-class method was not considered material and therefore, earnings per share was reported as calculated under the treasury stock method. Had the Company reported earnings per share under the two-class method, basic and diluted earnings per share would have been $0.56 and $0.55, respectively, for the three months ended June 30, 2017 instead of the reported amounts of $0.58 and $0.57, respectively.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2017 and 2018:

	Three Months Ended June 30,
(in thousands, except per share data)	2017	2018
Basic earnings per common share:
Numerator:
Net income	$18,828	$14,471
Income allocated to participating securities, basic	n/a	(325)
Net income attributable to common shareholders, basic	$18,828	$14,146

Denominator:
Weighted average common shares, basic	32,506	32,594

Basic earnings per common share	$0.58	$0.43

Diluted earnings per common share:
Numerator:
Net income attributable to common shareholders, basic	$18,828	$14,146
Net effect of reallocating undistributed earnings of unvested shareholders	n/a	6
Net income attributable to common shareholders, diluted	$18,828	$14,152

Denominator:
Weighted average common shares-basic	32,506	32,594
Dilutive effect of employee equity incentive plans	705	940
Weighted average common shares, diluted	33,211	33,534

Diluted earnings per common share	$0.57	$0.42

Potentially dilutive securities excluded from diluted earnings per common share because their effect is anti-dilutive	457	202

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

The Company operates as a single operating segment and the following table disaggregates revenues by major product category for the three months ended June 30, 2017 and 2018:

	Three Months Ended June 30,
(in thousands)	2017	2018
Net revenues from unaffiliated customers:
Enterprise	$154,605	$167,642
Consumer	49,321	53,667
Total net revenues	$203,926	$221,309

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2017 and 2018. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2017	2018
Net revenues from unaffiliated customers:
U.S.	$108,810	$113,986

Europe and Africa	54,816	63,590
Asia Pacific	23,884	26,871
Americas, excluding U.S.	16,416	16,862
Total international net revenues	95,116	107,323
Total net revenues	$203,926	$221,309

One customer, Ingram Micro Group, accounted for 11.9% of net revenues for the three months ended June 30, 2017. One customer, D&H Distributors, accounted for 9.5% of net revenues for the three months ended June 30, 2018.

Two customers, D&H Distributors and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable at March 31, 2018. One customer, D&H Distributors, accounted for 12.2% of total net accounts receivable at June 30, 2018.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of its business relates to physical product shipments representing a single performance obligation, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues.

The Company's cloud-based and hosted subscription services, which currently represent a smaller portion of its business, are recognized on a pro-rata basis over the respective subscription terms which are on average one year in length. The Company believes this recognition period faithfully depicts the pattern of transfer of control for these services as they are provided in even increments on a constant and daily basis.

On occasion, the Company will fulfill only part of a purchase order due to lack of current availability for one or more items requested on an order. Its practice is to ship what is on hand, with the remaining goods shipped once the product is in stock which is generally less than one year from the date of the order. Depending on the terms of the contract, undelivered or backordered items may be canceled by either party at their discretion.

For contracts with performance obligations with an expected duration of one year or less, the Company has elected the practical expedient allowed under Topic 606 to exclude disclosure of the transaction price allocated to unfulfilled partial orders and undelivered cloud-based and hosted subscription services at the end of the period, including any estimates of return, rebates, discounts or similar incentives applicable to any undelivered items. The value of contracts with performance obligations with an expected duration exceeding one year are not considered significant.

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company bills upon product shipment or activation of service. None of its contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and we record the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management, but may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, we have considered the likelihood of being under-reserved and have increased its reserves accordingly. Provisions for Sales Returns are presented within Accrued Liabilities in the Company's Consolidated Balance Sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of Accounts Receivable unless there is no identifiable right offset, in which case they are presented within Accrued Liabilities on its Consolidated Balance Sheets. Refer to Note 5, Details of Certain Balance Sheet Accounts for additional details.

For certain arrangements, the Company pays commission and bonuses associated with obtaining the contracts. Given the short-term nature of these commissions and the amortization period, the Company has elected to use the practical expedient to record these incremental costs as an expense when incurred. Incremental costs of obtaining contracts with an amortization period of greater than one year are considered insignificant.

As of June 30, 2018, the Company had no material contract assets and contract liabilities recorded on the Consolidated Balance Sheet.

16. SUBSEQUENT EVENTS

Polycom Acquisition

On July 2, 2018, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Polycom. The Acquisition was consummated in accordance with the terms and conditions of the previously announced Purchase Agreement, dated March 28, 2018, among the Company, Triangle and Polycom. Prior to closing, the Company paid cash of $33.6 million which is recognized as a prepaid asset within Other Current Assets on the condensed consolidated Balance Sheet at June 30, 2018, this amount was subsequently applied to the Acquisition on July 2, 2018. At the closing of the Acquisition, Plantronics acquired Polycom for $2.0 billion with the total consideration consisting of (1) approximately 6.4 million shares of the Company's common stock (the "Stock Consideration") and (2) approximately $1.6 billion in cash (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition. The consideration paid at closing is also subject to a working capital adjustment. The Company financed the Cash Consideration by using available cash-on-hand and funds drawn from the Company's new term loan facility which is described further below. Portions of the Stock Consideration and Cash Considerations were each deposited into separate escrow accounts to secure certain indemnification obligations of Triangle pursuant to the Purchase Agreement.

In connection with the Acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s existing revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a 1.275 billion term loan facility priced at LIBOR plus 250bps due in quarterly principal installments commencing on December 28, 2018 for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of the Company and Polycom, to pay related fees, commissions, transaction costs and expenses and for general corporate purposes. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Credit Agreement also includes certain financial covenants applicable to the revolving credit facility only.

The purchase price allocation for the Acquisition is not yet complete as of the time of this filing. Therefore, the fair value of assets acquired and liabilities assumed are still being appraised by a third-party and have not yet been finalized. The Company is unable to provide pro-forma revenues and earnings of the combined entity as of the time of this filing. This information will be included in the Company's Quarterly Report on Form 10-Q for the quarter ending September 29, 2018.

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to manage the Company's interest rate risk by managing its mix of fixed-rate and floating-rate debt. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. The Company is currently evaluating the impact of this agreement on its financial statements.

Dividends

On August 6, 2018, the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 10, 2018 to holders of record on August 20, 2018.

Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates.  This discussion contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018.

Except as described below, there have been no material changes in our market risk as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

INTEREST RATE RISK

We reported the following balances in cash and cash equivalents and short-term investments:

(in millions)	March 31, 2018	June 30, 2018
Cash and cash equivalents	$390.7	$631.0
Short-term investments	$269.3	$14.1

As of June 30, 2018, our investments were composed of Mutual Funds.

Our investment policy and strategy are focused on preservation of capital and supporting our liquidity requirements. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. Our investment policy generally limits the amount of credit exposure to any one issuer and requires investments to be high credit quality, primarily rated A or A2 and above, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. We classify our investments as either short-term or long-term based on each instrument's underlying effective maturity date. All short-term investments have effective maturities of less than 12 months, while all long-term investments have effective maturities greater than 12 months or we do not currently have the ability to liquidate the investment. We may sell our investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. No material realized or unrealized gains or losses were recognized during the three months ended June 30, 2017 and 2018.

Interest rates were relatively unchanged in the three months ended June 30, 2018 compared to the same period in the prior year. In the three months ended June 30, 2017 and 2018 we generated interest income of $1.0 million and $1.5 million, respectively. We incurred no significant interest expense from our revolving line of credit in the three months ended June 30, 2018. The 5.50% Senior Notes are at a fixed interest rate and we have not elected the fair value option for these instruments; accordingly we are not exposed to any economic interest rate risk related to this indebtedness; however, the fair value of this instrument fluctuates as market interest rates change. The increase in interest expense caused by a 10 basis point increase in the interest rates of our variable-rate revolving line of credit indebtedness would not be significant. A hypothetical 10 basis points increase or decrease on market interest rates related to our investment portfolio would have an immaterial impact on our results of operations.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), Australian Dollar ("AUD"), Canadian Dollar ("CAD"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both three month periods ended June 30, 2017 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2018 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$44.4	$4.4	$(4.4)
GBP	Sell GBP	$12.9	$1.3	$(1.3)
AUD	Sell AUD	$11.7	$1.2	$(1.2)
CAD	Sell CAD	$1.6	$0.2	$(0.2)

Cash Flow Hedges

In the three months ended June 30, 2018, approximately 48% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2018, we had foreign currency put and call option contracts with notional amounts of approximately €77.9 million and £25.6 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.3 million or incur a loss of $6.4 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2018 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$134.6	$1.0	$(3.6)
Put options	$125.1	$7.3	$(2.8)
Forwards	$29.8	$0.3	$(2.9)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2018, we had no cross-currency swap contracts.

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018 (the "Form 10-K"), each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

The failure to successfully integrate the business and operations of Polycom in the expected time frame and achieve the expected synergies may adversely affect the business and financial results of the combined company.

We believe the acquisition of Polycom which was completed on July 2, 2018, will result in certain benefits, including acceleration and expansion of our market opportunities, creation of a broad portfolio of communications and collaboration endpoints, significant expansion of services offerings, and will result in immediate accretion to diluted earnings per common share, and significant operational efficiencies and cost synergies. However, our ability to realize these anticipated benefits depends on the successful integration of the two businesses. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

•	the inability to integrate the businesses in a timely and cost-efficient manner or do so without adversely impacting revenue, operations, including new product launches;

•	expected synergies or operating efficiencies may fail to materialize in whole or part, or may not occur within expected time-frames;

•
the failure to successfully manage relationships with each company’s historic customers, resellers, end-users, suppliers and strategic partners and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);

•
the failure to accurately estimate the potential markets and market shares for the combined company’s products, the nature and extent of competitive responses to the acquisition and the ability of the combined company to achieve or exceed projected market growth rates;

•	the inability to retain or attract key personnel;

•
the failure to successfully advocate the benefits of the combined company for existing and potential end-users, customers, and resellers or general uncertainty regarding the value proposition of the combined entity or its products;

•
the failure to effectively compete against larger companies or companies with well-established market shares in the broader markets expected to be served by the combined company or the perceived threat by competitors that the combined company represents to their existing markets;

•
difficulties forecasting financial results, particularly in light of distinct business cycles between the two companies with a significantly higher proportion of Polycom’s quarterly bookings and revenues being recognized in the third month of each quarter, making the timing of revenue and expenses more difficult to predict and providing accurate guidance to financial analysts and investors less certain;

•	outcomes or rulings in known or as yet to be discovered regulatory enforcement, litigation or other similar matters that are, alone or in the aggregate, materially adverse;

•
negative effects on the market price of our common stock as a result of the transaction, particularly in light of the issuance of our stock in the transaction and forecasts and expectations of analysts;

•
our financial reporting including those resulting from system implementations in the context of the integration, our ability to report or forecast financial results of the combined company and that we may be unable to successfully discover and assess and integrate into our reporting system, any of which may adversely impact our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies;

•	difficulties integrating professional services revenue streams with historic hardware sales and subscription services without adversely impacting revenue recognition;

•	the potential impact of the transaction on our future tax rate and payments based on the consolidation global entity and our ability to quickly integrate foreign operations;

•	the challenges of integrating the supply chains of the two companies; and

•	the potential that our due diligence did not uncover risks and potential liabilities of Polycom.

The actual integration may result in additional and unforeseen expenses or delays, distract management from other revenue or acquisition opportunities, and increase the combined company’s expenses and working capital requirements, particularly in the short-term. If we are unable to successfully integrate Polycom's business and operations in a timely manner, the anticipated benefits of the acquisition may not be fully realized, or at all, or may take longer to realize than anticipated. Should any of the foregoing or other currently unanticipated risks arise, our business and results of operations may be materially adversely impacted.

We have incurred significant indebtedness to finance the acquisition of Polycom, which will decrease our business flexibility and increase borrowing costs, which may adversely affect our operations and financial results.

In connection with the acquisition of Polycom, we borrowed approximately $1.275 billion, which was financed through a senior secured term loan bearing interest at LIBOR plus 250 bps maturing in July 2025 (“Credit Agreement”). As a result, upon completion of the acquisition we increased our indebtedness in an amount materially greater than our historical indebtedness. The financial and other covenants in the Credit Agreement and our increased indebtedness and higher debt-to-equity ratio will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs, and may adversely affect our operations and financial results. In addition, our failure to comply with the covenants could result in a default under the Credit Agreement and our other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt as due.
The current debt under the Credit Agreement has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not mitigate, the impact of unfavorable changes in interest rates. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.
In addition, the mandatory debt repayment schedule of the Credit Agreement and the maturity our existing 5.50% Senior Notes in 2023 may negatively impact our cash position and further reduce our financial flexibility. Furthermore, any changes by rating agencies to our credit rating in connection with such indebtedness may negatively impact the value and liquidity of our debt and equity securities.
Were any of the risks referenced above or related risks were to occur, our operations and financial results may be materially and adversely impacted.

The integration of the combined companies may result in significant expenses and accounting charges that adversely affect our operating results and financial condition.

In accordance with generally accepted accounting principles, we accounted for the acquisition of Polycom using the purchase method of accounting. Our financial results may be adversely affected by the resulting accounting charges incurred thereby and we expect to incur additional costs associated with combining the operations of the companies, which may be substantial. Additional costs may include: costs of employee redeployment; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. We may be required to account for these costs as expenses that decrease our net income and earnings per share for the periods in which those adjustments are made. For the three months ended June 30, 2018, we recorded $5.8 million in acquisition and integration costs, which consisted primarily of costs for consulting services and other professional fees. The price of our common stock could decline to the extent our financial results are materially or unexpectedly affected by the foregoing charges and costs, or if future charges and costs are larger than anticipated. The completion of the acquisition also resulted in the dilution of our existing shareholders by approximately 6.352 million shares and will consequently dilute future earnings per share to our stockholders. It may also result in greater net losses or a weaker financial condition compared to that which we would have achieved on a stand-alone basis.

We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside of U.S., and a significant amount of our revenues are generated internationally, each of which subjects our business to risks of international operations.

We own and operate a manufacturing facility in Tijuana, Mexico, which is responsible for assembly of a significant portion of our Enterprise products from materials and components sourced from various suppliers in Asia and North America, and other suppliers. Additionally, our Tijuana facility is primarily responsible for the packaging and final processing of most of our Consumer products after manufacturing and assembly by third parties, many of which are located in Asia, China in particular. Also, we generate a significant amount of our revenues from foreign customers.

Our international operations and sales expose us to various risks including, among others:

•	Fluctuations in foreign currency exchange rates;

•	Tariffs, taxes and other trade barriers, including recent actions in the United States, China as well as historical regulations in developing nations such as Brazil, India, and others;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Impact of recessionary, volatile or adverse global economic conditions;

•	Reduced intellectual property rights protections in some countries;

•	Different and changing regulatory requirements;

•	Cultural differences in the conduct of business;

•	Implementation or expansion of trade restrictions, sanctions or other penalties against one or more countries, its citizens or industries;

•	Unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union;

•	Political conditions, health epidemics, civil unrest, or criminal activities within countries in which we operate;

•	Management, operation, and expenses associated with an enterprise spread over various countries;

•	Burden and administrative costs of complying with a wide variety of foreign laws and regulations;

•	Currency restrictions; and

•	Compliance with anti-bribery laws, including the United States Foreign Corrupt Practices Act and the United Kingdom's Bribery Act.

Additionally, recently announced tariffs by the United States will, if implemented as currently proposed, levy tariffs on products, including those incorporating Bluetooth technology that are manufactured in China. A portion of our Consumer and Enterprise products contain Bluetooth technology and a number of our accessory products are manufactured in China. If implemented in their currently proposed form, the tariffs are expected to have a materially adverse impact on the profitability of our Consumer category. Similarly, proposals to impose tariffs, border taxes, and other actions related to the importation of goods from Mexico as well as renegotiate the North American Free Trade Agreement with Mexico and Canada have been suggested by the United States.

Considering the nature and extent of our imports from China and operations in Tijuana, our revenues and results of operations may be materially and adversely impacted should any legislation or executive actions take effect that limit or increase the cost of importing our products. Alternatively, if we deem it necessary to alter all or a portion of our domestic and international activities in response to such legislation or executive actions, our capital and operating costs may increase, possibly substantially.

The above listed and other inherent risks of international operations could materially and adversely affect regional economic activity and business operations in general, which in turn may harm our business, financial conditions, and results of operations.

Our largest stockholder has the means to influence our business and operations, its interests may differ from those of our other stockholders, and sales by that shareholder into the market could impact the price of our common stock.

As a consequence of our acquisition of Polycom, Inc. on July 2, 2018, we issued shares of our common stock to Triangle Private Holdings II, LLC ("Triangle"), an entity indirectly controlled by Siris Capital Group, LLC ("Siris"), equivalent to approximately 16% of our issued and outstanding shares, which made Triangle our largest single stockholder.  In addition, we entered into a Stockholder Agreement with Triangle pursuant to which we appointed two individuals selected by Triangle to our board of directors.

The interests of Triangle, Siris and its other affiliated entities and individuals may differ from the interests of other holders of our common stock. Siris also holds, or in the future may hold, interests in other companies, that may compete with us, and the director representatives of Triangle are not required to present to us corporate opportunities such as potential acquisitions or new clients.

Triangle will be permitted to sell up to one-third of the shares issued pursuant to the acquisition on July 2, 2019, up to two-thirds of their shares beginning on January 2, 2020 and all of the shares after July 2, 2020.  The average daily trading volume of our stock is limited, and any resale of the shares held by Triangle will increase the number of shares of our common stock available for public trading, which may depress the price of our stock.  Additionally, the sale by Triangle or their successors of all or a substantial portion of the shares in the public market, or the perception that such sales may occur, could impact the price of our common stock.

The risks described here and on the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of Fiscal Year 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1, 2018 to April 28, 2018	—	$—	—	730,105
April 29, 2018 to May 26, 2018	—	$—	—	730,105
May 27, 2018 to June 30, 2018	—	$—	—	730,105

1
On July 27, 2017 the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock from time to time in the market or in privately negotiated repurchases as determined by management.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the program approved by the Board on July 27, 2017.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

Item Number	Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	13	-	34

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3	-	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36	-	38

Item 4. Control and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6. Exhibits	43

Signatures	44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	August 7, 2018	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Executive Vice President and Chief Financial Officer