Form 10-Q
period 2018-09-30
PLANTRONICS INC /CA/
filed 2018-11-07
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

or

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

As of November 2, 2018, 39,803,774 shares of the registrant's common stock were outstanding.

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

OVERVIEW

We are a leading designer, manufacturer, and marketer of lightweight communications headsets, telephone headset systems, other communication endpoints, and accessories for the worldwide business and consumer markets under the Plantronics brand.  After July 2, 2018, we also became a leading global provider of open, standards-based Unified Communications & Collaboration "UC&C" solutions for voice, video and content sharing solutions, and a comprehensive line of support and service at the workplace under the Polycom brand.

On July 2, 2018, we completed our acquisition (the “Acquisition”) of all of the issued and outstanding shares of capital stock of Polycom, Inc. (“Polycom”) for approximately $2.2 billion in stock and cash. The Acquisition was consummated in accordance with the terms and conditions of the Stock Purchase Agreement (the “Purchase Agreement”), dated March 28, 2018, among the Company, Triangle Private Holdings II, LLC (“Triangle”), and Polycom. We believe this acquisition will better position Plantronics with our channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the UC&C market in both hardware end points and services. The addition of Polycom’s product and services portfolio is expected to enable us to accelerate our strategic vision of becoming a global leader in communications and collaboration experiences. We believe this acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints. We continue to operate under a single operating segment.

Our major product categories are Enterprise headsets, which includes headsets optimized for UC&C, other corded and cordless communication headsets, audio processors and telephone systems; Consumer headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), and gaming headsets; Voice, Video, and content sharing UC&C solutions which includes products designed to work with a wide range of Unified Communication (UC), Unified Communication as a Service (UCaaS), and VaaS environments, including our RealPresence collaboration solutions of infrastructure to endpoints which allows people all over the world to connect and collaborate naturally without being in the same physical location; and comprehensive support services including support on our solutions, hardware devices, professional, hosted, and managed services.

We sell our products through a high touch sales team and well developed global network of distributors and channel partners including Value-added Resellers (VARs), integrators, direct marketing resellers (DMRs), service providers, resellers, and retailers.

Our consolidated financial results for the three and six months ended September 30, 2018 includes the financial results of Polycom from July 2, 2018, the date of acquisition. For more information regarding the acquisition, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the accompanying notes to condensed consolidated financial statements.

Total Net Revenues (in millions)	Operating Income (Loss) (in millions)

Compared to the second quarter of Fiscal Year 2018 total net revenues increased 130% to $483.1 million; the increase in total net revenues is primarily related to the Acquisition.

Voice and Video product net revenues were $207.2 million, net of fair value adjustments to deferred revenue of $3.4 million; Services net revenues were $47.8 million, net of fair value adjustments to deferred revenue of $33.1 million. Consumer headsets net revenues increased $10.7 million, or 22.5% from the year ago quarter and Enterprise headset net revenues increased $7.1 million, or 4.3%.

We reported a net loss of $(86.7) million and an operating loss of $(86.0) million for the second quarter of Fiscal Year 2019, representing a decrease of (535)% and (385)% respectively. The decrease is primarily due to the Acquisition and the related acquisition and integration costs incurred during the second quarter of Fiscal Year 2019. Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements.

Our primary focus for long-term growth opportunities, strategic initiatives, and the majority of our revenue and profits remains in our Enterprise headset and our new voice, video, and content sharing solution business. As we integrate Polycom, we will focus on accelerating our strategic vision of becoming a global leader in communications and collaboration experiences. Polycom is a leading provider of open, standards-based UC&C solutions for voice, video and content sharing, and has a comprehensive line of support and service solutions. As the market is rapidly changing with increasing adoption of hosted services and more influential players entering the market, users and user groups within customer organizations have more choices than ever before and they are taking advantage of those choices. It is becoming increasingly common place for the same customer organization to use multiple UC&C solutions, creating very diverse and heterogeneous environments. Polycom's approach of designing endpoint solutions that provide the highest flexibility in terms of interworking with these services provides the investment protections that customer organizations are looking for. Polycom solutions are also sold globally through a high-touch sales model that leverages a broad network of channel partners. Therefore, we believe this Acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints.

Within the market for our Enterprise headset products, we anticipate the key driver of growth over the next few years will be UC&C audio solutions.  We believe enterprises are increasing adoption of UC&C systems to reduce costs, improve collaboration, and migrate technology from obsolete legacy systems.  We expect growth of UC&C will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise product category over the next three years will come from headsets designed for UC&C. As such, UC&C remains the central focus of our sales, marketing, and support functions, and we will continue investing in key strategic alliances and integrations with major UC&C vendors. We continue to invest in new ideas and technology to create additional growth opportunities, such as Plantronics Manager Pro, our software-as-a-service ("SaaS") data insights offering, and Habitat Soundscaping, our intelligent acoustic management service. While we anticipate these investments will prove beneficial in the long term, we do not expect their contributions to be material in the near term.

Revenues from our Consumer headset products channel are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer product category performance, such as product life cycles (including the introduction and pace of adoption of new technology), the market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors. While sales in the mobile headset market continues to decline, we believe future growth opportunities exist in gaming headsets primarily due to growth trends in the console gaming market. In addition, the timing or non-recurrence of retailer placements can cause volatility in quarter-to-quarter results.

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

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three and six months ended September 30, 2017 and 2018:

Net Revenues (in millions)
Revenue by Product Category (percent)

Total net revenues increased in the three and six months ended September 30, 2018 compared to the prior year periods due primarily to the Acquisition as well as higher revenues within both our Consumer and Enterprise headset product categories. The growth in our Consumer category was driven by Gaming product revenues while the growth in our Enterprise category was driven by UC&C product revenues.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues for the three months ended September 30, 2018 increased due primarily to the Acquisition, as well as higher revenues within our Consumer product categories driven by our Gaming products.

Compared to the same prior year period, U.S. net revenues for the six months ended September 30, 2018 increased due primarily to the Acquisition. Consumer product revenues also grew, driven by our Gaming products and partially offset by the divestiture of our Clarity business in June 2017. Enterprise product revenues were up slightly with growth in UC&C revenues offset by continued declines in our non-UC&C product revenues.

International net revenues for the three and six months ended September 30, 2018 increased from the same prior year period due primarily to the Acquisition; as well as growth in our Enterprise category, driven by UC&C product sales. Consumer product sales also increased driven by our Gaming products.

Changes in foreign exchange rates did not have a material impact on revenues for the three months ended September 30, 2018 or 2017. During the six months ended September 30, 2018, changes in foreign exchange rates positively impacted net revenues by $5.6 million, net of the effects of hedging, compared to a $2.7 million favorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Total net revenues	$210,300	$483,069	$272,769	129.7%	$414,226	$704,378	$290,152	70.0%
Cost of revenues	102,668	330,440	227,772	221.9%	203,311	441,906	238,595	117.4%
Gross profit	$107,632	$152,629	$44,997	41.8%	$210,915	$262,472	$51,557	24.4%
Gross profit %	51.2%	31.6%			50.9%	37.3%

Compared to the same prior year periods, gross profit as a percentage of net revenues decreased in the three and six months ended September 30, 2018, due primarily to amortization of both purchased intangibles, deferred revenue fair value adjustment, and the inventory step-up associated with the Acquisition; refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets. Other unfavorable items were cost increases on a commodity component driven by industry capacity shortages and a product mix with higher gaming revenues within our Consumer product category. These increased costs were partially offset by material cost reductions and favorable currency movements.

There are significant variances in gross profit percentages between our higher and lower margin products; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages may also vary based on distribution channel, return rates, and other factors.

OPERATING EXPENSES

Operating expenses consists primarily of research, development and engineering; selling, general and administrative; gain, net of litigation settlements and restructuring and other related charges (credits) expenses which are summarized in the table below for the three and six months ended September 30, 2017 and 2018:

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Research, development, and engineering	$19,932	$57,047	$37,115	186%	$41,145	$80,748	$39,603	96%
Selling, general and administrative	$57,696	$174,297	$116,601	202%	$113,929	$238,500	$124,571	109%
Gain, net of litigation settlements	(104)	$—	$104	(100)%	$(280)	$(30)	$250	(89)%
Restructuring and other related charges (credits)	(51)	$7,261	$7,312	(14,337)%	$2,522	$8,581	$6,059	240%
Total Operating Expenses	$77,473	$238,605	$161,132	208%	$157,316	$327,799	$170,483	108%
% of net revenues	36.8%	49.4%			38.0%	46.5%

Our Research, development, and engineering expenses and selling, general and administrative expenses increased during the three and six months ended September 30, 2018, primarily due to the impact of the Acquisition and related acquisition and integration costs incurred during the periods; refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the accompanying notes to condensed consolidated financial statements. .

We recognized immaterial gains from litigation in the three and six months ended September 30, 2017 and 2018.

Compared to the prior year period, restructuring and other related charges (credits) increased in the three and six months ended September 30, 2018, due primarily to restructuring actions initiated during the second quarter of Fiscal Year 2019 as a result of the Acquisition. For more information regarding restructuring activities, refer to Note 9, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three and six months ended September 30, 2017 and 2018 was $7.3 million, $14.6 million, $23.9 million, and $31.2 million, respectively and relates primarily to our 5.50% Senior Notes and the Credit Facility Agreement. Refer to Note 8, Debt, of the accompanying notes to condensed consolidated financial statements

OTHER NON-OPERATING INCOME, NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Other non-operating income, net	$1,826	$1,610	$(216)	(11.8)%	$2,740	$3,606	$866	31.6%
% of net revenues	0.9%	0.3%			0.7%	0.5%

Other non-operating income, net for the three months ended September 30, 2018 decreased primarily due to lower interest income as the investment portfolios were liquidated during the First Quarter of Fiscal Year 2019.

Other non-operating income, net for the six months ended September 30, 2018 increased primarily due to immaterial net foreign currency gains compared to immaterial net foreign currency losses in the prior period.

INCOME TAX EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Income (Loss) before income taxes	$24,725	$(108,259)	$(132,984)	(537.9)%	$41,776	$(92,941)	$(134,717)	(322.5)%
Income tax expense (benefit)	4,772	(21,550)	(26,322)	(551.6)%	2,995	(20,703)	(23,698)	(791.3)%
Net income (loss)	$19,953	$(86,709)	$(106,662)	(534.6)%	$38,781	$(72,238)	$(111,019)	(286.3)%
Effective tax rate	19.3%	(19.9)%			7.2%	(22.3)%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our tax provision or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 30, 2017 and 2018 were 19.3% and 19.9%, respectively. The effective tax rates for the six months ended September 30, 2017 and 2018 were 7.2% and 22.3%, respectively. The period over period tax rate has been and may continue to be subject to variations relating to several factors including but not limited to changes from IRS rule making and interpretation of US tax legislation, including the Tax Cuts and Jobs Act (H.R. 1) (the "Act"), statutory tax rates reduced from 35% to 21%, adjustments to foreign tax regimes, interest expense limitations, mix of jurisdictional income and expense, cost and deductibility of acquisitions expenses (including integration), foreign currency gains (losses) and changes in deferred tax assets and liabilities and their valuation or utilization.

As a result of a current period loss before income taxes during the three and six months ended September 30, 2018, recurring permanent tax benefits increased the effective tax rate, where discrete prior year benefits reduced the effective tax rate on profits before tax generated during the three and six months ended September 30, 2017. For the three and six months ended September 30, 2018 the effective tax rate changed through a release of a valuation allowance for California R&D credits. Prior to the acquisition of Polycom, the Company had limited utilization over future periods and recognized a valuation allowance. With the acquisition of Polycom the California R&D tax credits will decrease resulting in full utilization. Other increases to the effective tax rate for the six-month period ended September 30, 2018 are attributable to the Act and the new mandatory charge on global intangible low-taxed income on previously unremitted foreign subsidiary earnings.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The adjustments made in the second quarter of 2018 were not significant. The accounting for the tax effects of the Act will be completed in 2018.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2018 and September 30, 2018 were unrecognized tax benefits of $12.6 million and $26.2 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The increase is predominantly due to acquired uncertain tax benefits of Polycom. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was immaterial as of March 31, 2018 and September 30, 2018, respectively.  No penalties have been accrued.

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

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments such as our annual bonus/variable compensation plan and Employee Stock Purchase Plan ("ESPP") plan, integration costs related to the Acquisition, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to the same year ago period, net cash provided by operating activities during the six months ended September 30, 2018 increased primarily due to increased sales as a result of the Acquisition which is partially offset by acquisition and integration related costs.

Investing Activities

Net cash used for investing activities during the six months ended September 30, 2018 was used for the Acquisition which closed on July 2, 2018, refer to Note 3 Acquisition, Goodwill, and Acquired Intangible Assets. This decrease was partially offset by the proceeds from the sales of short term investments.

We estimate total capital expenditures for Fiscal Year 2019 will be approximately $40 million to $50 million. We expect capital expenditures for the remainder of Fiscal Year 2019 to consist primarily of IT investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash used for financing activities during the six months ended September 30, 2018 increased from the prior year period as a result of the proceeds received from the term loan facility which were partially offset by financing costs paid during the quarter.

On November 6, 2018, we announced that the Audit Committee of our Board ("the Audit Committee") had declared a cash dividend of $0.15 per share, payable on December 10, 2018 to stockholders of record at the close of business on November 20, 2018.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends.  At September 30, 2018, we had working capital of $316.7 million, including $305.8 million of cash, cash equivalents, and short-term investments, compared with working capital of $774.2 million, including $660.0 million of cash, cash equivalents, and short-term investments at March 31, 2018. The decrease in working capital at September 30, 2018 compared to March 31, 2018 resulted from the impact of the Acquisition during the quarter.

On July 2, 2018, we completed the acquisition of all of the issued and outstanding shares of capital stock of Polycom. The Acquisition was consummated in accordance with the terms and conditions of the previously announced Purchase Agreement, dated March 28, 2018, among the Company, Triangle and Polycom. At the closing of the Acquisition, Plantronics acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of our common stock (the "Stock Consideration") and (2) $1.7 billion in cash (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition. The consideration paid at closing is also subject to a working capital, tax and other adjustments. We financed the Cash Consideration by using available cash-on-hand and funds drawn from our new term loan facility which is described further below. Portions of the Stock Consideration and Cash Considerations were each deposited into separate escrow accounts to secure certain indemnification obligations of Triangle pursuant to the Purchase Agreement.

In connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility due in quarterly principal installments commencing on December 28, 2018 for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The availability under the revolving credit facility is reduced by the amount necessary to meet our obligations under three outstanding letters of credit. We may increase the aggregate principal amount of any outstanding tranche of term loans, add one or more additional tranches of term loans and/or increase the aggregate principal amount of revolving commitments under the Credit Agreement by an aggregate amount of up to the sum of (1) $500 million, (2) an amount such that, after giving effect to the incurrence of such amount, the consolidated secured net leverage ratio (as defined in the Credit Agreement) is equal to or less than 2.75 to 1.00 and (3) the amount of certain prepayments made under the Credit Agreement from time to time. Any such increase would be subject to the satisfaction of certain conditions, including that no default or event of default be continuing under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any such additional loans or commitments.

On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. We have additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of us and our subsidiaries. Our obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of our and each of our subsidiary guarantor personal property and will from time to time also be secured by certain material real property that we or any of our subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. We must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

The Credit Agreement contains various restrictions and covenants, including requirements that we maintain certain financial ratios at prescribed levels for the revolving credit facility and restrictions on our ability and certain of our subsidiaries ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Credit Agreement includes the following financial covenants applicable to the revolving credit facility only: (i) a maximum consolidated secured net leverage ratio (defined as, with certain adjustments and exclusions, our ratio of consolidated secured indebtedness as of the end of the relevant fiscal quarter to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the period of four fiscal quarters then ended) of 3.50 to 1.00 as of the last day of any fiscal quarter ending during the period from December 29, 2018 through June 29, 2019; 3.25 to 1.00 as of the last day of any fiscal quarter ending during the period from June 30, 2019 through March 28, 2020; 3.00 to 1.00 as of the last day of any fiscal quarter ending during the period from March 29, 2020 through April 3, 2021; and 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after April 4, 2021; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to our consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after December 29, 2018.The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if we or any of our subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the contractually specified LIBOR interest rate associated with our new credit facility agreement. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. For additional details, refer to Note 13,Derivatives, of the accompanying notes to condensed consolidated financial statements.

The enactment of the Tax Cuts and Jobs Act (H.R. 1) (the "Act") in the U.S. on December 22, 2017, introduced, among other things, applying new taxes on certain foreign source earnings and imposed the toll charge. We have a $73.3 million toll charge liability recognized on our condensed consolidated balance sheet as of September 30, 2018, which we intend to pay over a seven-year period as permitted under the Act. With enactment of the Act, the Company is no longer asserting a position that its foreign earnings are indefinitely reinvested. In addition, we recorded a $5 million liability for state income taxes and foreign withholding taxes that will become due from the repatriation of foreign earnings. Polycom recorded a toll charge that was paid in October 2018 with the filing of its 2017 tax return. For additional details, refer to Note 14, Income Taxes, of the accompanying notes to condensed consolidated financial statements.

Our cash and cash equivalents as of September 30, 2018 consisted of bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of September 30, 2018, of our $305.8 million of cash, cash equivalents, and short-term investments, $138.3 million was held domestically while $167.5 million was held by foreign subsidiaries, approximately 77% of which was based in USD-denominated instruments. During the quarter ended June 30, 2018, we sold most of our short-term investments to generate cash used to fund the Acquisition which was finalized on July 2, 2018. As of September 30, 2018, our remaining investments were composed of Mutual Funds.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. As of September 30, 2018, there remained 730,105 shares authorized for repurchase under the stock repurchase program approved by the Board on July 27, 2017. We have temporarily curtailed open market common stock repurchases to help us manage our liquidity and leverage ratios resulting from the Acquisition. We had no retirements of treasury stock in the first quarter of Fiscal Years 2018 and 2019. Refer to Note 11, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023, and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. Refer to Note 8, Debt, in the accompanying notes to the condensed consolidated financial statements.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP.  We expect the Acquisition to affect our liquidity and leverage ratios and we plan to reduce our debt leverage ratios by prioritizing the repayment of the debt obtained to finance the Acquisition and the temporary curtailment of open market common stock repurchases. The Acquisition impacted our cash conversion cycle due to Polycom's use of third-party partner financing and early payment discounts to drive down cash collection cycles. We are still assessing these changes as we integrate Polycom into our business. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

We believe that our current cash and cash equivalents, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2018 and September 30, 2018, we had off-balance sheet consigned inventories of $48.8 million and $41.5 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2018, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $446.1 million, including off-balance sheet consigned inventories of $41.5 million as discussed above.

Polycom Acquisition

On July 2, 2018, we completed the acquisition of Polycom, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements. As a result of the Acquisition, in addition to the contractual obligation of Plantronics described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we became subject to the following future contractual obligations as of September 30, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases (1)	$41,091	$15,336	$25,258	$497	$—
Unconditional purchase obligations (2)	252,446	245,013	7,433	—	—
Long term debt (Term Loan Facility) (3)	1,275,000	9,563	28,687	25,500	1,211,250
Total contractual cash obligations	$1,568,537	$269,912	$61,378	$25,997	$1,211,250

(1) We acquired Polycom's lease obligations for certain office facilities and equipment under non-cancelable operating leases expiring through our Fiscal Year 2023. In addition to the net minimum lease payments noted above, we are contractually obligated to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Included in the lease obligations acquired are Polycom’s sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments. Certain of these leases provide for renewal options and we may exercise the renewal options.

(2) Refer to Unconditional Purchase Obligations note above.

(3) On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. We owe quarterly principal installments commencing on December 28, 2018 for the aggregate principal amount funded on July 2, 2018 multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025.

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

Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the accompanying notes to the condensed consolidated financial statements for critical accounting estimates used in the acquisition of Polycom completed on July 2, 2018.

Income Taxes

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased.

Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment, and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense.

Except as described above, there have been no changes to our critical accounting estimates during the six months ended September 30, 2018.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$291,086
Short-term investments	269,313	14,705
Accounts receivable, net	152,888	354,066
Inventory, net	68,276	156,908
Other current assets	18,588	57,584
Total current assets	899,726	874,349
Property, plant, and equipment, net	142,129	216,802
Goodwill	15,498	1,334,534
Purchased intangibles, net	—	914,455
Deferred tax assets	17,950	5,320
Other assets	1,584	24,647
Total assets	$1,076,887	$3,370,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,417	$149,917
Accrued liabilities	80,097	407,777
Total current liabilities	125,514	557,694
Long term debt, net of issuance costs	492,509	1,726,241
Deferred tax liability	1,976	115,887
Long-term income taxes payable	87,328	95,228
Other long-term liabilities	16,590	84,997
Total liabilities	723,917	2,580,047
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	816	884
Additional paid-in capital	876,645	1,404,713
Accumulated other comprehensive income	2,870	5,667
Retained earnings	299,066	218,565
Total stockholders' equity before treasury stock	1,179,397	1,629,829
Less: Treasury stock, at cost	(826,427)	(839,769)
Total stockholders' equity	352,970	790,060
Total liabilities and stockholders' equity	$1,076,887	$3,370,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2018	2017	2018
Net revenues
Net product revenues	$210,300	$435,262	$414,226	$656,571
Net service revenues	—	47,807	—	47,807
Total net revenues	210,300	483,069	414,226	704,378
Cost of revenues
Cost of product revenues	102,668	305,477	203,311	416,943
Cost of service revenues	—	24,963	—	24,963
Total cost of revenues	102,668	330,440	203,311	441,906
Gross profit	107,632	152,629	210,915	262,472
Operating expenses:
Research, development, and engineering	19,932	57,047	41,145	80,748
Selling, general, and administrative	57,696	174,297	113,929	238,500
Gain, net from litigation settlements	(104)	—	(280)	(30)
Restructuring and other related charges (credits)	(51)	7,261	2,522	8,581
Total operating expenses	77,473	238,605	157,316	327,799
Operating income (loss)	30,159	(85,976)	53,599	(65,327)
Interest expense	(7,260)	(23,893)	(14,563)	(31,220)
Other non-operating income, net	1,826	1,610	2,740	3,606
Income (Loss) before income taxes	24,725	(108,259)	41,776	(92,941)
Income tax expense (benefit)	4,772	(21,550)	2,995	(20,703)
Net income (loss)	$19,953	$(86,709)	$38,781	$(72,238)

Earnings (Loss) per common share:
Basic	$0.59	$(2.21)	$1.16	$(2.01)
Diluted	$0.59	$(2.21)	$1.14	$(2.01)

Shares used in computing earnings (loss) per common share:
Basic	32,570	39,281	32,538	35,938
Diluted	32,809	39,281	33,111	35,938

Cash dividends declared per common share	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2018	2017	2018
Net income (loss)	$19,953	$(86,709)	$38,781	$(72,238)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	(1,815)	257	(1,815)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(2,302)	813	(4,647)	4,769
Net (gains) losses reclassified into income for revenue hedges	1,131	(900)	1,149	(1,149)
Net (gains) losses reclassified into income for cost of revenue hedges	(174)	—	(132)	(79)
Net (gains) losses reclassified into income for interest rate swaps	—	977	—	977
Net unrealized gains (losses) on cash flow hedges	(1,345)	890	(3,630)	4,518
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	133	—	209	198

Aggregate income tax benefit (expense) of the above items	(19)	8	1	(102)
Other comprehensive income (loss)	(1,174)	(917)	(3,163)	2,799
Comprehensive income (loss)	$18,779	$(87,626)	$35,618	$(69,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$38,781	$(72,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,743	87,646
Amortization of debt issuance costs	725	1,769
Stock-based compensation	18,018	18,990
Deferred income taxes	4,384	(18,056)
Provision for excess and obsolete inventories	900	2,808
Restructuring and related charges (credits)	2,522	8,581
Cash payments for restructuring charges	(2,429)	(7,395)
Other operating activities	(1,141)	9,010
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	1,246	(23,863)
Inventory, net	(5,844)	16,380
Current and other assets	(4,539)	(2,693)
Accounts payable	3,205	20,627
Accrued liabilities	(9,388)	39,505
Income taxes	(7,890)	(8,521)
Cash provided by operating activities	49,293	72,550
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	30,895	124,640
Proceeds from maturities of investments	106,661	131,017
Purchase of investments	(133,949)	(536)
Cash paid for acquisition, net of cash acquired	—	(1,650,242)
Capital expenditures	(6,752)	(7,535)
Cash used for investing activities	(3,145)	(1,402,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(39,222)	—
Employees' tax withheld and paid for restricted stock and restricted stock units	(10,789)	(13,342)
Proceeds from issuances under stock-based compensation plans	11,950	14,872
Proceeds from debt issuance, net	—	1,244,713
Payment of cash dividends	(10,057)	(10,982)
Cash (used for) provided by financing activities	(48,118)	1,235,261
Effect of exchange rate changes on cash and cash equivalents	3,116	(4,730)
Net increase (decrease) in cash and cash equivalents	1,146	(99,575)
Cash and cash equivalents at beginning of period	301,970	390,661
Cash and cash equivalents at end of period	$303,116	$291,086
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$6,816	$14,047
Cash paid for interest	$13,936	$29,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis materially consistent with the Company's March 31, 2018 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on May 9, 2018. The results of operations for the interim period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial results of Polycom have been included in our consolidated financial statements from the date of acquisition on July 2, 2018, refer to Note 3 Acquisition, Acquisition, Goodwill, and Acquired Intangible Assets for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 30, 2019 and March 31, 2018, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and six months ended September 29, 2018 and September 30, 2017 both contain 13 weeks and 26 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

Refer to Note 2, Recent Accounting Pronouncements, for details regarding reclassifications made in the Company's condensed consolidated financial statements pursuant to the adoption of the contracts with customers (Topic 606) accounting guidance in the first quarter of Fiscal Year 2019.

Foreign Operations and Currency Translation

After the Polycom acquisition, the Company's functional currency is the U.S. Dollar (“USD") for all but one of its international subsidiaries located in China.  The resulting cumulative translation adjustments related to this subsidiary are immaterial and are included as a component of stockholders' equity in accumulated other comprehensive income.  Assets and liabilities denominated in currencies other than the USD or for China, the Chinese Yuan Renminbi (“CNY”), are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Currency transaction gains and losses are recognized in other non-operating income and (expense), net.

Related Party

The Company's vendor, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the acquisition of Polycom, Inc. ("Polycom"), is a wholly owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly owned subsidiary of Siris. Immediately prior to the Company's acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole shareholder and, pursuant to the Company's stock purchase agreement with Triangle, currently owns approximately 16.0% of Plantronics' issued and outstanding stock. Additionally, in connection with the acquisition of Polycom, the Company entered into a Stockholder Agreement with Triangle pursuant to which it agreed to appoint two individuals to the Company's board of directors nominated by Triangle. As a consequence of these relationships, Digital River is considered a related party under Topic 850. The Company had immaterial transactions with Digital River during the six months ended September 30, 2018.

Accounts Receivable Financing

After the Polycom acquisition, the Company assumed a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of Polycom's products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of our receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860 and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

During the quarter ended September 30, 2018, total transactions entered pursuant to the terms of the Financing Agreement were approximately $56.3 million of which $32.7 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of September 30, 2018 was approximately $41.0 million due from the financing company, of which $19.8 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarter ended September 30, 2018. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

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

In August 2018, the FASB issued guidance which amended the disclosure requirements on fair value measurements under Topic 820, Fair Value Measurement for recurring or nonrecurring fair value measurements. The guidance is effective for the Company's fiscal year ending March 31, 2020 and interim periods within that year, the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The guidance is effective for the Company's fiscal year ending March 31, 2021, and the Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

Recently Adopted Pronouncement

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements. The Company adopted Topic 606 Revenue from Contracts with Customers to all contracts not completed as of the initial application date of April 1, 2018. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method - i.e. by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings at April 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported in accordance with its historic accounting under Topic 605. The details of the notable changes and quantitative impact of the changes are set out below.

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

On July 2, 2018 we acquired Polycom, a privately held Company who had not yet adopted Topic 606. In addition to increasing the magnitude of some items listed above, the acquisition introduced several additional areas of impact. The most notable areas of impact are:

•
Term Licenses: Legacy accounting standards required that revenue for term-based software licenses be recognized ratably when VSOE of fair value had not been established for undelivered items such as post-contract support. Under Topic 606, revenue for such licenses is recognized at the time of delivery, rather than ratably, as the VSOE requirement no longer applies.

•
Cost of Obtaining a Contract: Under legacy guidance, in certain circumstances an entity could have elected to capitalize direct and incremental contract acquisition costs, such as sales commissions. Under Topic 606 and related guidance, an entity is required to capitalize costs that are incremental to obtaining a contract if it expects to recover them, unless it elects the practical expedient for costs with amortization periods of one year or less. This new provision affects the Company as we will capitalize those costs if the anticipated amortization period is greater than one year and the criteria have been met.

The cumulative effect of the changes made to the Company's consolidated April 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	March 31, 2018	Adjustments due to Topic 606 (increase/(decrease))	April 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$152,888	$14,221	$167,109
Total current assets	899,726	14,221	913,947
Deferred tax assets	17,950	(493)	17,457
Total assets	$1,076,887	$13,728	$1,090,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$80,097	$11,133	$91,230
Total current liabilities	125,514	11,133	136,647
Total liabilities	723,917	11,133	735,050
Commitments and contingencies (Note 7)
Stockholders' equity:
Retained earnings	299,066	2,595	301,661
Total stockholders' equity before treasury stock	1,179,397	2,595	1,181,992
Total stockholders' equity	352,970	2,595	355,565
Total liabilities and stockholders' equity	$1,076,887	$13,728	$1,090,615

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018:

	September 30, 2018 As Reported	Adjustments due to Topic 606 (increase/(decrease))	September 30, 2018 Without Adoption of Topic 606
ASSETS
Current assets:
Accounts receivable, net	$354,066	$(90,906)	$263,160
Other current assets	57,584	(206)	57,378
Total current assets	874,349	(91,112)	783,237
Other assets	24,647	(747)	23,900
Total assets	$3,370,107	$(91,859)	$3,278,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$407,777	$(85,681)	$322,096
Total current liabilities	557,694	(85,681)	472,013
Deferred tax liability	115,887	(1,001)	114,886
Total liabilities	2,580,047	(86,682)	2,493,365
Commitments and contingencies (Note 7)
Stockholders' equity:
Retained earnings	218,565	(5,177)	213,388
Total stockholders' equity before treasury stock	1,629,829	(5,177)	1,624,652
Total stockholders' equity	790,060	(5,177)	784,883
Total liabilities and stockholders' equity	$3,370,107	$(91,859)	$3,278,248

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the three months ended September 30, 2018:

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	September 30, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	September 30, 2018 Without Adoption of Topic 606
Net revenues
Net product revenues	$435,262	$(2,431)	$432,831
Net service revenues	47,807	81	47,888
Total net revenues	483,069	(2,350)	480,719
Gross profit	152,629	(2,350)	150,279
Operating expenses:
Selling, general, and administrative	174,297	870	175,167
Total operating expenses	238,605	870	239,475
Operating loss	(85,976)	(3,220)	(89,196)
Loss before income taxes	(108,259)	(3,220)	(111,479)
Income tax expense (benefit)	(21,550)	(470)	(22,020)
Net loss	$(86,709)	$(2,750)	$(89,459)

Loss per common share:
Basic	$(2.21)	$(0.07)	$(2.28)
Diluted	$(2.21)	$(0.07)	$(2.28)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the six months ended September 30, 2018:

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	September 30, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	September 30, 2018 Without Adoption of Topic 606
Net revenues
Net product revenues	$656,571	$(2,583)	$653,988
Net service revenues	47,807	81	47,888
Total net revenues	704,378	(2,502)	701,876
Gross profit	262,472	(2,502)	259,970
Operating expenses
Selling, general, and administrative	238,500	870	239,370
Total operating expenses	327,799	870	328,669
Operating loss	(65,327)	(3,372)	(68,699)
Loss before income taxes	(92,941)	(3,372)	(96,313)
Income tax expense (benefit)	(20,703)	(508)	(21,211)
Net loss	$(72,238)	$(2,864)	$(75,102)

Loss per common share:
Basic	$(2.01)	$(0.08)	$(2.09)
Diluted	$(2.01)	$(0.08)	$(2.09)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive loss for the three months ended September 30, 2018:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS Selected Line Items (in thousands) (Unaudited)
	September 30, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	September 30, 2018 Without Adoption of Topic 606
Net loss	$(86,709)	$(2,750)	$(89,459)
Comprehensive loss	$(87,626)	$(2,750)	$(90,376)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive loss for the six months ended September 30, 2018:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS Selected Line Items (in thousands) (Unaudited)
	September 30, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	September 30, 2018 Without Adoption of Topic 606
Net loss	$(72,238)	$(2,864)	$(75,102)
Comprehensive loss	$(69,439)	$(2,864)	$(72,303)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on the Company's condensed consolidated cash flows statements.

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

In May 2017, the FASB issued guidance that clarifies the scope of modification accounting with respect to changes to the terms or conditions of a share-based payment award. This guidance is effective for the Company's fiscal year ending March 31, 2019, including interim periods within that year. The Company adopted the standard in the first quarter of its fiscal year ending March 31, 2019. The adoption of this standard had no impact on the Company's consolidated financial statements and related disclosures.

3. ACQUISITION, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

Polycom Acquisition

On July 2, 2018, the Company completed the acquisition of Polycom based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 ("the Acquisition"). The Company believes the Acquisition will better position Plantronics with our channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the Unified Communications & Collaboration "UC&C" market in both hardware end points and services.

At the closing of the Acquisition, Plantronics acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") valued at approximately $0.5 billion and (2) approximately $1.7 billion in cash net of cash acquired (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition. The consideration paid at closing is subject to a working capital, tax and other adjustments. This transaction was accounted for as a business combination and we have included the financial results of Polycom in our condensed consolidated financial statements since the date of acquisition.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(in thousands)	July 2, 2018
ASSETS
Cash and cash equivalents	$80,139
Trade receivables, net	168,595
Inventories	107,820
Prepaid expenses and other current assets	32,551
Property and equipment, net	80,310
Intangible assets	985,400
Other assets	28,572
Total assets acquired	$1,483,387

LIABILITIES
Accounts payable	$81,854
Accrued payroll and related liabilities	45,317
Accrued expenses	120,167
Income tax payable	30,153
Deferred revenue	114,264
Deferred income taxes	150,112
Other liabilities	35,912
Total liabilities assumed	$577,779

Total identifiable net assets acquired	905,608
Goodwill	1,319,036
Total Purchase Price	$2,224,644

The Company’s purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities are finalized. The estimate of fair value and purchase price allocation were based on information available at the time of closing the Acquisition and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third–party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management In addition, the Company is in process of finalizing the net working capital adjustment. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the Acquisition. The acquisition has preliminarily resulted in $1,319 million of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. Additionally, the purchase price is subject to change due to working capital adjustments, tax reimbursements, and other potential reimbursements from escrow.

The Company incurred approximately $26.3 million in acquisition and integration related expenses which are recorded in selling, general, and administrative expenses in our condensed consolidated statement of operations for the quarter ended September 30, 2018.

The details of the acquired intangible assets are as follows:

(in thousands, except for remaining life)	Value as of July 2, 2018	Amortization for the Three Months Ended September 30, 2018	Value as of September 30, 2018	Weighted Remaining Life of Intangibles
Existing technology	$538,600	$27,568	$511,032	4.71
In-process technology	58,000	—	58,000	N/A
Customer relationships	245,100	12,066	233,034	5.22
Backlog	28,100	28,100	—	0
Trade name/Trademarks	115,600	3,211	112,389	8.75
Total acquired intangible assets	$985,400	$70,945	$914,455

Existing technology relates to products for voice, video and platform products. We valued the developed technology using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Polycom. Customer relationships were valued using the discounted cash flow method as described above and the distributor method under the income approach. Under the distributor method, the economic profits generated by a distributor are deemed to be attributable to the customer relationships. The economic useful life was determined based on historical customer turnover rates.
Order backlog was valued separately from customer relationships using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by order backlog less costs to fulfill. The economic useful life was determined based on the period over which the order backlog is expected to be fulfilled.
Trade name/trademarks relate to the “Polycom” trade name and related trademarks. The fair value was determined by applying the profit allocation method under the income approach. This valuation method estimates the value of an asset by the profit saved because the company owns the asset. The economic useful life was determined based on the expected life of the trade name and trademarks and the cash flows anticipated over the forecasted periods.
The fair value of in-process technology was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by thin-process technology, less charges representing the contribution of other assets to those cash flows.
We believe the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.
For the three and six months ended September 30, 2018, we recognized $70.9 million in amortization of acquired intangibles related to this acquisition. The remaining weighted-average useful life of intangible assets acquired is 5.38 years.

Goodwill is primarily attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.
The following summarizes our goodwill activity for the six months ended September 30, 2018:

(in thousands)	Amount
Goodwill- March 31, 2018	$15,498
Polycom Acquisition	1,319,036
Goodwill- September 30, 2018	$1,334,534

The actual total net revenues and net loss of Polycom included in our condensed consolidated statement of operations for the period July 2, 2018 to September 30, 2018 are as follows:

(in thousands)	July 2, 2018 to September 30, 2018
Total net revenues	$255,038
Net loss	$(96,469)

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the acquisition, and transaction and integration costs. For the two fiscal quarters ended September 30, 2017 and 2018, non-recurring pro forma adjustments directly attributable to the Polycom acquisition included (i) the purchase accounting effect of deferred revenue assumed of $36.6 million, (ii) the purchase accounting effect of inventory acquired of $30.4 million, and (iii) acquisition costs of $12.3 million.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined business.

	Pro Forma (unaudited)
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Total net revenues	$483,233	$511,639	$920,404	$1,002,524
Operating income (loss)	3,270	21,298	(117,252)	2,468
Net income (loss)	$250	$(1,026)	$(116,516)	$(30,209)

4. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of September 30, 2018 and March 31, 2018 (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$291,086	$—	$—	$291,086	$291,086	$—
Level 1:
Mutual Funds	14,129	635	(59)	14,705	—	14,705
Subtotal	14,129	635	(59)	14,705	—	14,705

Total cash, cash equivalents and investments measured at fair value	$305,215	$635	$(59)	$305,791	$291,086	$14,705

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$308,734	$—	$—	$308,734	$308,734	$—
Level 1:
Mutual Funds	13,336	186	(67)	13,455	—	13,455
US Treasury Notes	129,373	7	(60)	129,320	30,178	99,142
Money Market Funds	344	—	—	344	344	—
Subtotal	143,053	193	(127)	143,119	30,522	112,597
Level 2:
Government Agency Securities	46,354	—	(56)	46,298	6,978	39,320
Municipal Bonds	3,591	—	—	3,591	3,591	—
Commercial Paper	84,512	—	—	84,512	40,836	43,676
Corporate Bonds	54,701	—	(212)	54,489	—	54,489
Certificates of Deposits ("CDs")	19,231	—	—	19,231	—	19,231
Subtotal	208,389	—	(268)	208,121	51,405	156,716

Total cash, cash equivalents and investments measured at fair value	$660,176	$193	$(395)	$659,974	$390,661	$269,313

As of September 30, 2018 and March 31, 2018, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 5, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and six months ended September 30, 2017 and 2018.

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2017 and 2018.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, interest rate swap and 5.50% Senior Notes. The fair value of Level 2 derivative foreign currency contracts and interest rate swap is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 13, Derivatives. The fair value of Level 2 long-term debt and term loan facility are determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes and term loan facility, refer to Note 8, Debt.

Level 3
The Company's revolving credit facility falls under the Level 3 hierarchy. The fair value of Level 3 revolving credit facility is determined based on inputs that were unobservable in the market. For more information regarding the Company's debt, refer to Note 8, Debt.

5.  DEFERRED COMPENSATION

As of September 30, 2018, the Company held investments in mutual funds totaling $14.7 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $15.8 million at September 30, 2018. As of March 31, 2018 , the Company held investments in mutual funds totaling $13.5 million. The total related deferred compensation liability at March 31, 2018 was $14.1 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	September 30,
(in thousands)	2018	2018
Accounts receivable	$202,270	$404,496
Provisions for returns	(10,225)	—	[1]
Provisions for promotions, rebates, and other	(38,284)	(46,025)	[1]
Provisions for doubtful accounts and sales allowances	(873)	(4,405)
Accounts receivable, net	$152,888	$354,066
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

Inventory, net:

	March 31,	September 30,
(in thousands)	2018	2018
Raw materials	$28,789	$34,121
Work in process	450	134
Finished goods	39,037	122,653
Inventory, net	$68,276	$156,908

Accrued Liabilities:

	March 31,	September 30,
(in thousands)	2018	2018
Short term deferred revenue	$2,986	$101,385
Employee compensation and benefits	28,655	84,346
Income tax payable	5,583	34,897
Provision for returns	—	23,911	[1]
Current portion long term debt	—	12,750
Accrued interest	10,424	10,589
Warranty obligation	7,550	18,298
VAT/Sales tax payable	5,297	10,418
Derivative liabilities	2,947	1,718
Accrued other	16,655	109,465
Accrued liabilities	$80,097	$407,777
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 30, 2017 and 2018 were as follows:

	Six Months Ended September 30,
(in thousands)	2017	2018
Warranty obligation at beginning of period	$8,697	$18,851
Warranty provision related to products shipped	4,635	7,000
Deductions for warranty claims processed	(5,080)	(124)
Adjustments related to preexisting warranties	405	(5,403)
Warranty obligation at end of period(1)	$8,657	$20,324
(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on our condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

7. COMMITMENTS AND CONTINGENCIES

Polycom Net Minimum Future Rental Payments

On July 2, 2018, the Company completed the acquisition of Polycom, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements. As a result of the Acquisition, in addition to the net minimum future rental payments described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the Company became subject to the following minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of September 30, 2018:

Fiscal Year Ending March 31,	(in thousands)
2019	$15,336
2020	11,815
2021	9,045
2022	4,398
2023	497
Total minimum future rental payments (1)	$41,091
(1) Included in the lease obligations acquired are Polycom’s sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of September 30, 2018, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $446.1 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.  The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. If the jury verdict were to be appealed and later overturned on appeal, the Company would have to repay that amount to GN.  On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The matter has been fully briefed, and if the Court determines that an oral argument is necessary, that argument will occur during the week of December 10, 2018.

The U.S. Securities and Exchange Commission and the U.S. Department of Justice are conducting investigations into possible violations of the U.S. Foreign Corrupt Practices Act by Polycom, relating to conduct prior to its July 2, 2018 acquisition by Plantronics.  Polycom is cooperating with these agencies regarding these matters. Plantronics is unable to estimate the duration, scope or outcome of these investigations or the probability or range of any potential loss. Any potential liability would be expected to be reimbursed through funds retained in escrow under the Stock Purchase Agreement between Plantronics, Polycom and Triangle Private Holdings II, LLP.

On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones. The Company disputes the allegations. The Company’s answer to the complaint is due on November 30, 2018.

On January 23, 2018, Fullview, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination of the patents which is currently on appeal. Litigation in both matters in the United States and Canada, respectively, has been stayed pending the results of that appeal. Fullview has furthermore initiated arbitration proceedings under a terminated license agreement with Polycom alleging Polycom failed to pay certain royalties due under that agreement. Arbitration on the matter is currently scheduled to be held in December 2018.

In February 2018, NetTalk.com filed a complaint in the United States District Court of the Northern District of California against Polycom’s wholly-owned subsidiary, Obihai Technologies, alleging infringement of two of NetTalk’s patents. The Company answered the complaint on June 11, 2018 disputing the allegations. Discovery in the matter is ongoing.

In June 2018, Ashton Bentley Technology Limited filed a complaint against Polycom, Inc. in the High Court of Justice, Business and Property Court, Commercial Court (QBD), London, United Kingdom, alleging breach of contract. The Company disputes the allegations and on October 5, 2018, Ashton Bentley filed its Reply and Defence to Counterclaim to the Company’s September 6, 2018 Defence and Counterclaims. The Company’s response to Ashton Bentley’s Reply is due on November 16, 2018.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Company disputes the allegations and on October 18, 2018, filed its answer to the complaint.

In addition to the specific matters discussed above, the Company is involved in various legal proceedings arising in the normal course of conducting business. Where applicable, in relation to the matters described above, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. The Company is not able to estimate an amount or range of any reasonably possible loss, including in excess of any amount accrued, because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

8. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of March 31, 2018 and September 30, 2018 were as follows:

	March 31, 2018		September 30, 2018
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$497,095	$492,509	$500,285	$493,234
Term loan facility	$—	$—	$1,278,991	$1,245,757

As of March 31, 2018, and September 30, 2018, the net unamortized discount, premium and debt issuance costs on our outstanding debt were $7.5 million and $36.0 million respectively.

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

Credit Facility Agreement

In connection with the Polycom acquisition completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 250bps due in quarterly principal installments commencing on December 28, 2018 for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the agreement using the straight line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

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

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it prepays within 6 months of entering into this credit agreement. As of September 30, 2018, the Company has three outstanding letters of credit on the revolving credit facility for a total of $0.7 million. The fair value of the term loan facility was determined based on inputs that were unobservable in the market (Level 3).

9. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

The Company's restructuring liabilities at the end of each period was as follows:

	As of September 30,
(in thousands)	2017	2018
Accrued expenses and other current liabilities	$438	$4,843
Other long-term liabilities	—	5,790
Total	$438	$10,633

Summary of Restructuring Plans

Polycom post-acquisition plan

During the quarter ended September 30, 2018, the Company initiated a post-acquisition restructuring plan to realign the Company's cost structure and resources to take advantage of operational efficiencies following the recent acquisition of Polycom. The costs incurred to date under this plan comprises of severance benefits from reduction in force actions initiated by management during the period.

Polycom acquired restructuring liabilities

As a result of the acquisition of Polycom, the Company assumed restructuring liabilities under restructuring plans that were initiated under plans approved by Polycom's management prior to the completion of our acquisition on July 2, 2018. As of September 30, 2018, the restructuring reserve was approximately $8.2 million and primarily comprised of facilities-related liabilities which will continue to incur charges over the life of the leases ranging from 2018 to 2023.

Plantronics legacy plan

During the quarter ended June 30, 2018, the Company executed a restructuring plan aimed at realigning its sales organization structure as part of a broader strategic objective to improve sales management and ensure proper investment across its geographic region.

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

The associated charges for the six months ended September 30, 2018 and 2017 are recorded in restructuring and other related charges expense in the condensed consolidated statements of operations, as follows:

	Six Months Ended September 30, 2018
(in millions)	Total Charges	Restructuring and Other Related Charges (Credits)	Cost of Revenues	Selling, General and Administrative
Polycom post-acquisition plan	$7.4	$7.4	$—	$—
Polycom acquired restructuring liability	(0.3)	(0.3)	—	—
Plantronics legacy plan	1.5	1.5	—	—
Totals	$8.6	$8.6	$—	$—

	Six Months Ended September 30, 2017
(in millions)	Total Charges	Restructuring and Other Related Charges (Credits)	Cost of Revenues	Selling, General and Administrative
Severance benefits from reduction in-force	$1.4	$1.4	$—	$—
Lease exit charge and impairments in Netherlands	0.7	0.7	—	—
Write-off of unrecoverable indirect tax asset in Brazil	0.7	—	0.7	—
Asset impairments related to previous Clarity operations	0.4	0.4	—	—
Loss on Clarity asset sale	0.9	—	0.9	—
Accelerated vesting of restricted stock	0.2	—	—	0.2
Totals	$4.3	$2.5	$1.6	$0.2

10. COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Cost of revenues	$890	$1,073	$1,792	$2,036

Research, development, and engineering	2,008	2,768	4,109	4,990
Selling, general, and administrative	5,864	6,999	12,117	11,964
Stock-based compensation included in operating expenses	7,872	9,767	16,226	16,954
Total stock-based compensation	8,762	10,840	18,018	18,990
Income tax benefit	(2,840)	(2,227)	(7,689)	(5,981)
Total stock-based compensation, net of tax	$5,922	$8,613	$10,329	$13,009

Long Term Incentive Plan (LTIP)

Prior to our acquisition of Polycom, certain Polycom employees were granted incentive rights under the Polycom, Inc. 2016 Long-Term Incentive Plan (“2016 LTIP”).  As of the date of acquisition, Plantronics assumed the role of payer to participants of the plan through its payroll but is indemnified by Triangle for obligations under the plan.  The acquisition accelerated vesting at 75% of awards held by participants in service as of that date and triggered an initial amount due to such participants. The cash purchase price of the acquisition was reduced by this initial obligation.  The remaining 25% of awards will vest upon one-year anniversary of the acquisition. Any future payments above the initial obligation under the plan, provided that the vesting requirements are satisfied, require Triangle to fund Plantronics in order to pay participants for any amount in excess of the purchase price reduction.
 At July 2, 2018, $7.9 million was recognized in Accrued liabilities assumed from Polycom and was paid in the second quarter of fiscal 2019.  The Company recognized an immaterial amount of compensation expense during the second quarter of fiscal 2019 in respect of the awards vesting on the one-year anniversary, which will be payable in the second quarter of fiscal 2020.  The amount due as of the acquisition date is based on cash paid to Triangle that was distributed to its parents.  Future distributions to its parents of cash made available to Triangle from the release of escrow accounts or the sale of shares issued in the transaction would trigger further compensation due to incentive rights holders under the plan.  Since Plantronics is indemnified for any obligations in excess of the reduction to purchase price, and because such amounts are not probable or estimable, no further amounts have been recognized.
11. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. As of September 30, 2018, there remained 730,105 shares authorized for repurchase under the repurchase program approved by the Board on July 27, 2017. There were no remaining shares authorized under previously approved programs.

Repurchases by the Company pursuant to Board-authorized programs are shown in the following table:

	Six Months Ended September 30,
(in thousands, except $ per share data)	2017	2018
Shares of common stock repurchased in the open market	841,249	—
Value of common stock repurchased in the open market	$39,222	$—
Average price per share	$46.62	$—

Value of shares withheld in satisfaction of employee tax obligations	$10,789	$13,342

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

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2018	September 30, 2018
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,663)	$2,798
Accumulated foreign currency translation adjustments	4,685	2,869
Accumulated unrealized loss on investments	(152)	—
Accumulated other comprehensive income	$2,870	$5,667
(1)Refer to Note 13, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2018 and September 30, 2018.

13. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of September 30, 2018.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2018, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2018 and September 30, 2018, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2018	September 30, 2018
Derivative Assets(1)
Non-designated hedges	$218	$317
Cash flow hedges	554	2,496
Interest rate swap	—	2,691
Total derivative assets	$772	$5,504

Derivative Liabilities(2)
Non-designated hedges	$34	$143
Cash flow hedges	3,003	465
Interest rate swap	—	1,570
Accrued interest	—	13
Total derivative liabilities	$3,037	$2,191
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of September 30, 2018 the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of September 30, 2018 the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of September 30, 2018, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), Australian Dollars ("AUD"), and Canadian Dollars ("CAD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2018:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€31,000	$36,104	Sell EUR	1 month
GBP		£8,400	$10,968	Sell GBP	1 month
AUD	A$	18,000	$13,026	Sell AUD	1 month
CAD	C$	2,000	$1,549	Sell CAD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Gain (loss) on foreign exchange contracts	$(2,102)	$890	$(5,235)	$5,041

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	March 31, 2018		September 30, 2018
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€50.8	£15.6	€49.0	£16.7
Forward contracts	€35.0	£10.7	€36.4	£12.5

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2018 and September 30, 2018, the Company had foreign currency swap contracts of approximately MXN 31.8 million and MXN 0.0 million, respectively.

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in our variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on our floating rate debt is accrued. We review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the six months ended September 30, 2018. During the six months ended September 30, 2018, we recorded a loss of $0.98 million on our interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended September 30, 2017 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Gain (loss) included in AOCI as of beginning of period	$(1,744)	$1,935	$541	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(2,302)	813	(4,647)	4,769

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	1,131	(900)	1,149	(1,149)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(174)	—	(132)	(79)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	—	977	—	977
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	957	77	1,017	(251)

Gain (loss) included in AOCI as of end of period	$(3,089)	$2,825	$(3,089)	$2,825

During the three and six months ended September 30, 2017 and 2018 the Company recognized an immaterial gain and immaterial loss on the ineffective portion of its cash flow hedges, respectively, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

14. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax provision or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 30, 2017 and 2018 were 19.3% and 19.9%, respectively. The effective tax rates for the six months ended September 30, 2017 and 2018 were 7.2% and 22.3%, respectively. Unlike previous years, the period over period tax rate has been and may continue to be subject to variations relating to several factors including but not limited to changes from U.S. Internal Revenue Service ("IRS") rule making and interpretation of US tax legislation, including the Tax Cuts and Jobs Act (H.R. 1) (the "Act") statutory tax rates reduced 35% to 21%, adjustments to foreign tax regimes, interest expense limitations, mix of jurisdictional income and expense, cost and deductibility of acquisitions expenses (including integration), foreign currency gains (losses) and changes in deferred tax assets and liabilities and their valuation or utilization.

As a result, of the current period loss before income taxes during the three and six months ended September 30, 2018, recurring permanent tax benefits increased the effective tax rate, where discrete prior year benefits reduced the effective tax rate on profits before tax generated during the three and six months ended September 30, 2017. For the three and six months ended September 30, 2018 the effective tax rate changed through a release of a valuation allowance for California R&D credits. Prior to the acquisition of Polycom, the Company had limited utilization over future periods and recognized a valuation allowance. With the acquisition of Polycom the California R&D tax credits will decrease resulting in full utilization. Other increases to the effective tax rate for the six-month period ended September 30, 2018 are attributable to the Act and the new mandatory charge on global intangible low-taxed income on previously deferred overseas income.

Due to the timing of the enactment and the complexity involved in applying the provisions of the the Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data, and interpret the Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially affect our provision for income taxes and effective tax rate in the period in which the adjustments are made. The adjustments made in the second quarter of 2018 were not significant. The accounting for the tax effects of the Act will be completed later in 2018.

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

During the three months ended September 30, 2018, the Company released its partial valuation allowance against California R&D credits. This release was a direct result of the Polycom acquisition, as fewer credits are expected to be generated in California as a percentage of worldwide taxable income in future periods.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2018 and September 30, 2018 were unrecognized tax benefits of $12.6 million and $26.2 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The increase is predominantly due to acquired uncertain tax benefits of Polycom. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was immaterial as of March 31, 2018 and September 30, 2018, respectively.  No penalties have been accrued.

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

15. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive). Refer to Note 1, Basis of Presentation, for additional information regarding the Company's computation of earnings (loss) per common share.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended September 30, 2017 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2017	2018	2017	2018
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$19,953	$(86,709)	$38,781	$(72,238)

Denominator:
Weighted average common shares, basic	32,570	39,281	32,538	35,938
Dilutive effect of employee equity incentive plans	239	—	573	—
Weighted average common shares-diluted	32,809	39,281	33,111	35,938

Basic earnings (loss) per common share	$0.59	$(2.21)	$1.16	$(2.01)
Diluted earnings (loss) per common share	$0.59	$(2.21)	$1.14	$(2.01)

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	1,389	567	959	385

16. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  As part of our recent acquisition of Polycom, the Company also markets and sells voice, video, and content sharing Unified Communications & Collaboration (“UC&C”) solutions.

With respect to headsets, the Company makes products for use in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles.  Major headset product categories include Enterprise, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), and gaming headsets. The voice, video, and content sharing solutions include products like group series video and immersive telepresence systems, desktop voice and video devices, and universal collaboration servers.

Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to our customers.

The following table disaggregates revenues by major product category for the three and six months ended September 30, 2017 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Net revenues from unaffiliated customers:
Enterprise Headset	$162,907	$169,978	$317,512	$337,620
Consumer Headset	47,393	58,053	96,714	111,720
Voice*	—	121,309	—	121,309
Video*	—	85,922	—	85,922
Services*	—	47,807	—	47,807
Total net revenues	$210,300	$483,069	$414,226	$704,378
*Categories were introduced with the acquisition of Polycom on July 2, 2018, amounts are presented net of purchase accounting adjustments. Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 30, 2017 and 2018. The following table presents net revenues by geography:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Net revenues from unaffiliated customers:
U.S.	$111,095	$233,629	$219,905	$347,615

Europe and Africa	56,325	128,957	111,141	192,547
Asia Pacific	24,227	87,471	48,111	114,342
Americas, excluding U.S.	18,653	33,012	35,069	49,874
Total international net revenues	99,205	249,440	194,321	356,763
Total net revenues	$210,300	$483,069	$414,226	$704,378

One customer, Ingram Micro Group, accounted for 12.4% and 12.2% for the three and six months ended September 30, 2017 respectively. One customer, ScanSource, accounted for 14.4% and  14.0% of net revenues for the three and six months ended September 30, 2018 respectively.

Two customers, D&H Distributors and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable at March 31, 2018. Two customers, Ingram Micro Group and ScanSource, accounted for 20% and 15% respectively, of total net accounts receivable at September 30, 2018.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of our business relates to physical product shipments, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues.

The Company's service revenue are recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancellable maintenance and support contracts comprise approximately 90% of our overall service revenue and are recognized ratably over the contract term which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are provided in relatively even increments and on a daily basis. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, we allocate a portion of the transaction price to the implied support obligation and recognize service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We allocate the transaction price of a contract, to each identified performance obligation based on stand-alone selling price (“SSP”). A fixed discount is always subject to allocation in this manner. If the transaction price is considered variable, the Company determines if the consideration is associated with one or many, but not all of the performance obligations and allocates accordingly. Judgment is also required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. We derive SSP for our performance obligations through a stratification methodology and consider a few characteristics including consideration related to different service types, customer and geography characteristics. We use a single amount to estimate SSP for items that are not sold separately, such as maintenance on term-based licenses. In instances where SSP is not directly observable, such as when we do not sell the product or service separately, we determine the SSP using information that may include market conditions and other observable inputs.

On occasion, the Company will fulfill only part of a purchase order due to lack of current availability for one or more items requested on an order. Its practice is to ship what is on hand, with the remaining goods shipped once the product is in stock which is generally less than one year from the date of the order. Depending on the terms of the contract or operationally, undelivered or backordered items may be canceled by either party at their discretion.

As of September 30, 2018, our deferred revenue balance was $147.1 million. As of March 31, 2018, our deferred revenue balance was immaterial. The change is explained by the acquisition of Polycom on July 2, 2018 and the acquired deferred service revenue balances in addition to new service contracts entered into subsequent to the acquisition.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018:

	September 30, 2018
(in millions)	Current	Noncurrent	Total
Polycom performance obligations	$136.2	$45.8	$182.0

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment,at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billing, and any resulting contract asset balances at period end are not considered significant. None of our contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and we record the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, we have considered the likelihood of being under-reserved and have considered a constraint accordingly. Provisions for Sales Returns are presented within Accrued Liabilities in the Company's Consolidated Balance Sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of Accounts Receivable unless there is no identifiable right offset, in which case they are presented within Accrued Liabilities on its Consolidated Balance Sheets. Refer to Note 6, Details of Certain Balance Sheet Accounts for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. We have elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $0.9 million as of September 30, 2018. Amortization of capitalized contract costs for the three and six months ended September 30, 2018 was immaterial.

17. SUBSEQUENT EVENTS

Dividends

On November 6, 2018 , the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on December 10, 2018 to holders of record on November 20, 2018.

Restructuring

On November 2, 2018, the Company committed to a plan of restructuring to begin streamlining the global workforce of the combined company and to consolidate certain distribution activities in North America.  These actions are expected to result in approximately $8 million of aggregate charges for employee termination costs and other costs associated with the restructuring, the majority of which will be recognized in the third quarter of fiscal 2019.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to our floating-rate interest payments under our $1.275 billion term loan facility. In connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). Borrowings under the Credit Agreement bear interest at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR plus a specified margin.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes by minimizing movements in future debt payments with this interest rate swap.

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the six months ended September 30, 2018, we made payments of approximately $1 million on our interest rate swap which was recognized within interest expense on the condensed consolidated statement of operations. We had an unrealized gain of approximately $1.1 million recorded within accumulated other comprehensive income (loss) as of September 30, 2018. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $1.0 million.

Interest rates were relatively unchanged in the three and six months ended September 30, 2018 compared to the same period in the prior year. In the three and six months ended September 30, 2017 and 2018 we generated interest income of $1.0 million and $2.0 million and $0.3 million and $1.8 million, respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and six months ended September 30, 2017 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2018 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$36.1	$3.6	$(3.6)
GBP	Sell GBP	$11.0	$1.1	$(1.1)
AUD	Sell AUD	$13.0	$1.3	$(1.3)
CAD	Sell CAD	$1.5	$0.2	$(0.2)

Cash Flow Hedges

In the six months ended September 30, 2018, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 30, 2018, we had foreign currency put and call option contracts with notional amounts of approximately €49.0 million and £16.7 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $5.7 million or incur a loss of $4.7 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of September 30, 2018 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$85.3	$0.4	$(3.3)
Put options	$79.1	$5.3	$(1.4)
Forwards	$59.7	$5.8	$(5.8)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of September 30, 2018, we had no cross-currency swap contracts.

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

(b)	Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II -- OTHER INFORMATION

LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business.  We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows.  For additional information about our material legal proceedings, please see Note 7, Commitments and Contingencies, of the accompanying notes to the condensed consolidated financial statements.

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018 (the "Form 10-K"), and Part II, "Risk Factors" in our quarterly report on Form 10-Q for the first quarter of fiscal year 2019 ended June 30, 2018, filed with the SEC on August 7, 2018, each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

As a result of our acquisition of Polycom on July 2, 2018, the amount of goodwill and purchased intangible assets on our consolidated balance sheet and subject to future impairment testing increased substantially from $15.5 million at the end of fiscal year 2018 to more than $2.2 billion as of the end of the second quarter of fiscal year 2019. Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations. Goodwill impairment analysis and measurement requires significant judgment on the part of management and may be impacted by a wide variety of factors both within and beyond our control.

For instance, any integration process may require significant time and resources, which may disrupt our ongoing business and thereby divert management’s attention from other critical objectives, and we may be unable to successfully manage the integration. Additionally, we may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of the acquisition and integration, including accounting charges as well as any potential impairment of goodwill and intangible assets recognized in connection with any acquisition. Furthermore, fluctuations in the price of our stock, changes in applicable laws and regulations, including any that restrict the activities of the acquired business or increase costs, and deterioration of market conditions could unfavorably impact goodwill.

We are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. We cannot accurately predict the amount or timing of any impairment of assets. Should the value of our goodwill become impaired, it could have a material adverse effect on our consolidated results of operations and could result in our incurring potentially significant net losses in future periods.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the second quarter of fiscal year 2019:

	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
July 1, 2018 to July 28, 2018	—	$—	—	730,105
July 29, 2018 to August 25, 2018	—	$—	—	730,105
August 26, 2018 to September, 2018	—	$—	—	730,105

1
On July 27, 2017 the Board of Directors authorized a program to repurchase 1,000,000 shares of our common stock from time to time in the market or in privately negotiated repurchases as determined by management.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the program approved by the Board on July 27, 2017

OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 2, 2018, the Company’s board of directors approved changes to the severance arrangements previously entered into between the Company and its executive officers (“Executive Officers”), including the named executive officers, Joe Burton, the Company’s President and Chief Executive Officer, Pam Strayer, the Company’s Executive Vice President and Chief Financial Officer, Mary Huser, the Company’s Executive Vice President, Chief Legal and Compliance Officer, Jeff Loebbaka, the Company’s Executive Vice President, Global Sales, and Shantanu Sarkar, the Company’s Executive Vice President, Headset Business Unit.  Under the terms approved by the board of directors, immediately prior to a Change of Control (as defined in the existing Change of Control agreements currently in effect) all outstanding unvested shares under performance stock unit awards (“PSUs”) will vest at the greater of target performance or actual performance.  The Company intends to enter into amended and restated agreements or amendments to existing agreements with each of the Executive Officers reflecting the approved changes.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	1-12696	2.1	7/2/2018

3.1	Amended and Restated Bylaws of Plantronics, Inc., as amended through July 2, 2018	8-K	1-12696	3.2	7/2/2018

4.1	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	1-12696	4.1	7/2/2018

10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	1-12696	10.1	7/2/2018

10.2	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	1-12696	10.1	8/3/2018

10.3	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	1-12696	10.1	8/3/2018

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	November 7, 2018	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Executive Vice President and Chief Financial Officer