Form 10-Q
period 2018-12-29
PLANTRONICS INC /CA/
filed 2019-02-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

or

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

As of February 1, 2019, 39,470,338 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, (ii) our expectations for the impact of the Acquisition as it relates to our strategic vision and additional market opportunities for our combined hardware and services offerings, (iii) our beliefs regarding future enterprise growth drivers, (iv) our expectations regarding the impact of UC&C on headset adoption and how it may impact our investment and partnering activities, (v) our expectations for new and next generation product and services offerings, (vi) our intentions regarding the focus of our sales, marketing and customer services and support teams, (vii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of Fiscal Year 2019 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our ability to pay future stockholder dividends, (xv) our ability to draw funds on our credit facility as needed, (xvi) the sufficiency of our capital resources to fund operations, and other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on May 9, 2018; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading designer, manufacturer, and marketer of integrated communications and collaborations solutions which spans headsets, software, desk phones, audio and video conferencing, analytics and services.  Our solutions are used worldwide by consumers and businesses alike. On July 2, 2018, we completed our acquisition (the “Acquisition”) of all of the issued and outstanding shares of capital stock of Polycom, Inc. (“Polycom”) for approximately $2.2 billion in stock and cash. As a result, on that date we also became a leading global provider of open, standards-based Unified Communications & Collaboration ("UC&C") solutions for voice, video and content sharing solutions, and a comprehensive line of support and services for the workplace under the Polycom brand.

The Acquisition was consummated in accordance with the terms and conditions of the Stock Purchase Agreement (the “Purchase Agreement”), dated March 28, 2018, among the Company, Triangle Private Holdings II, LLC (“Triangle”), and Polycom. We believe the Acquisition better positions us with our channel partners, customers, and strategic alliance partners to pursue additional opportunities across the UC&C market in software, hardware end points and services. We expect the Acquisition will accelerate our strategic vision of becoming a global leader in communications and collaboration experiences and allow us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints. We continue to operate under a single operating segment.

Our major product categories are Enterprise Headsets, which includes headsets optimized for UC&C, other corded and cordless communication headsets, audio processors and telephone systems; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), and gaming; Voice, Video, and Content Sharing Solutions which include products designed to work with a wide range of Unified Communication (UC), Unified Communication as a Service (UCaaS), and Video as a Service (VaaS) environments, including our RealPresence collaboration solutions of infrastructure to endpoints which allows people to connect and collaborate globally and naturally; and comprehensive Support Services including support on our solutions, hardware devices, professional, hosted, and managed services.

We sell our products through a high touch sales team and a well developed global network of distributors and channel partners including Value-added Resellers (VARs), integrators, direct marketing resellers (DMRs), service providers, resellers, and retailers.

Our consolidated financial results for the quarter ended December 31, 2018, include the financial results of Polycom from July 2, 2018, the date of Acquisition. For more information regarding the Acquisition, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the accompanying notes to condensed consolidated financial statements.

Total Net Revenues (in millions)

Compared to the third quarter of Fiscal Year 2018 total net revenues increased 121% to $501.7 million; the increase in total net revenues is primarily related to the Acquisition. As a result of purchase accounting, a total of $28.9 million of deferred revenue that otherwise would have been recognized in the third quarter of 2019 was excluded from third quarter revenue of $501.7 million.

The table below summarizes net revenues for the three months ended December 31, 2017 and 2018 by product categories:

(in thousands, except percentages)	Three Months Ended
	December 31,		Increase
	2017	2018	(Decrease)
Enterprise Headsets	$167,640	$173,479	$5,839	3.5%
Consumer Headsets	58,894	69,665	10,771	18.3%
Voice [1]	—	116,700	116,700	100.0%
Video [1]	—	85,597	85,597	100.0%
Services [2]	—	56,228	56,228	100.0%
Total	226,534	501,669	275,135	121.5%
1 Voice and Video product net revenues presented net of fair value adjustments to deferred revenue of $2.8 million.
2 Services net revenues presented net of fair value adjustments to deferred revenue of $26.1 million.

Operating Income (Loss) (in millions)

We reported a net loss of $(41.7) million and an operating loss of $(24.7) million for the third quarter of Fiscal Year 2019. We reported a net loss of $(49.5) million and an operating income of $36.8 million for the third quarter of Fiscal Year 2018. The decrease in our results from operations is primarily due to $22.3 million of Acquisition and integration related expenses, $42.8 million of amortization of purchased intangibles, and $28.9 million of deferred revenue haircut incurred during the third quarter of Fiscal Year 2019. Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements. We continue to work on integrating Polycom into our business in order to streamline our operations and realize synergies from the combined companies. As of December 31, 2018, we achieved a total of $26 million in annual run-rate savings as a result of restructuring and integration actions taken through that date. We plan to achieve a total of $58 million in savings related to these actions and future anticipated actions by the end of fiscal year 2019.

Our primary focus for long-term growth opportunities, strategic initiatives, and the majority of our revenue and profits remains in our Enterprise Headsets and our new Voice, Video, and Content Sharing Solution business categories. With the Acquisition, we expect to accelerate our strategic vision of becoming a global leader in communications and collaboration experiences by leveraging Polycom's open, standards-based UC&C solutions for voice, video and content sharing, and comprehensive line of support and service solutions. As a combined organization, our markets are rapidly changing; with increasing adoption of hosted services and more influential players entering the market, offering users and user groups within customer organizations more choices than ever before. Increasingly, customers are using multiple UC&C solutions, creating very diverse and heterogeneous communications and collaboration environments. Polycom's approach of designing endpoint solutions that offer the highest flexibility for compatibility with these services provides the investment protections that customer organizations desire. Polycom solutions are also sold globally through a high-touch sales model that leverages a broad network of channel partners. We furthermore believe the Acquisition will position us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints. This is demonstrated by our recent successful release of Polycom Studio, our new plug and play video bar and first product in the rapidly growing huddle room video market.

Within the market for our Enterprise Headsets product, we anticipate the key driver of growth over the next few years will be UC&C audio solutions.  We believe enterprises are increasing adoption of UC&C systems to reduce costs, improve collaboration, and migrate to more capable technology.  We expect growth of UC&C solutions will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise Headsets product category over the next three years will come from headsets designed for UC&C. As such, UC&C remains the central focus of our sales, marketing, and support functions, and we will continue investing in key strategic alliances and integrations with major UC&C vendors. We continue to invest in new ideas and technology to create additional growth opportunities, such as Plantronics Manager Pro, our software-as-a-service ("SaaS") data insights offering, and Habitat Soundscaping, our intelligent acoustic management service. While we anticipate these investments will prove beneficial in the long term, we do not expect their contributions to be material in the near term.

Revenues from our Consumer Headsets product are seasonal and typically strongest in our third fiscal quarter, which includes the majority of the holiday shopping season. Additionally, other factors directly impact our Consumer Headsets product category performance, such as product life cycles (including the introduction and pace of adoption of new technology), the market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors. Sales in the mobile headset market have increased year over year due to the introduction of several next generation stereo products and we believe additional future growth opportunities exist in gaming headsets primarily due to growth trends in the console gaming market. However, the timing or non-recurrence of retailer placements can cause volatility in quarter-to-quarter results.

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

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three and nine months ended December 31, 2017 and 2018:

Net Revenues (in millions)
Revenue by Product Category (percent)

* These product categories were created as a result of the Acquisition completed on July 2, 2018, refer to Note 3 Acquisition, Goodwill, and Acquired Intangible Assets.

Total net revenues increased in the three and nine months ended December 31, 2018 compared to the prior year periods due primarily to the Acquisition as well as higher revenues within both our Consumer Headsets and Enterprise Headsets product categories. The growth in our Consumer Headsets category was driven by Gaming and Stereo product revenues while the growth in our Enterprise Headsets category was driven by UC&C product revenues.

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues for the three months ended December 31, 2018 increased due primarily to the Acquisition, as well as higher revenues within our Consumer Headsets product categories driven by our Stereo and Gaming products. Enterprise Headsets product revenues were down slightly with continued declines in our non-UC&C product revenues partially offset by growth in UC&C revenues.

Compared to the same prior year period, U.S. net revenues for the nine months ended December 31, 2018 increased due primarily to the Acquisition. Consumer Headsets product revenues also grew, driven by our Gaming and Stereo products, partially offset by the divestiture of our Clarity business in June 2017.

International net revenues for the three and nine months ended December 31, 2018 increased from the same prior year period due primarily to the Acquisition; as well as growth in our Enterprise Headsets category, driven by UC&C product sales. Consumer Headsets product sales also increased in the nine months ended December 31, 2018 driven by our Gaming products.

U.S. and International net revenues was also impacted by fair value adjustments to deferred revenue resulting from the Acquisition, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets.

During the three months ended December 31, 2018, changes in foreign exchange rates negatively impacted net revenues by $2.2 million, net of the effects of hedging, compared to a $4.1 million favorable impact on revenue in the prior year period. During the nine months ended December 31, 2018, changes in foreign exchange rates positively impacted net revenues by $3.4 million, net of the effects of hedging, compared to a $1.3 million favorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Total net revenues	$226,534	$501,669	$275,135	121.5%	$640,760	$1,206,047	$565,287	88.2%
Cost of revenues	112,409	286,532	174,123	154.9%	315,720	728,438	412,718	130.7%
Gross profit	$114,125	$215,137	$101,012	88.5%	$325,040	$477,609	$152,569	46.9%
Gross profit %	50.4%	42.9%			50.7%	39.6%

Compared to the same prior year periods, gross profit as a percentage of net revenues decreased in the three and nine months ended December 31, 2018, due primarily to $27.6 million and $83.2 million of amortization of purchased intangibles and $28.9 million and $65.5 million of deferred revenue fair value adjustment, respectively; refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets. Other unfavorable items were cost increases on commodity components driven by industry capacity shortages and a product mix with higher gaming and stereo revenues within our Consumer Headsets product category. These increased costs were partially offset by material cost reductions and favorable currency movements.

Gross profit for the nine months ended December 31, 2018 was also negatively impacted by $30.4 million of amortization of the inventory step-up associated with the Acquisition; refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets.

There are significant variances in gross profit percentages between our higher and lower margin products including Polycom products resulting from the Acquisition; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages may also vary based on distribution channel, return rates, and other factors.

OPERATING EXPENSES

Operating expenses consists primarily of research, development and engineering; selling, general and administrative; gain, net of litigation settlements and restructuring and other related charges (credits) expenses which are summarized in the table below for the three and nine months ended December 31, 2017 and 2018:

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Research, development, and engineering	$21,257	$59,661	$38,404	181%	$62,402	$140,409	$78,007	125%
Selling, general and administrative	56,196	168,053	111,857	199%	170,125	406,553	236,428	139%
Gain, net of litigation settlements	(15)	—	15	100%	(295)	(30)	265	90%
Restructuring and other related charges (credits)	(84)	12,130	12,214	14,541%	2,438	20,711	18,273	750%
Total Operating Expenses	$77,354	$239,844	$162,490	210%	$234,670	$567,643	$332,973	142%
% of net revenues	34.1%	47.8%			36.6%	47.1%

Our Research, development, and engineering expenses and selling, general and administrative expenses increased during the three ended December 31, 2018, primarily due to the inclusion of Polycom operating expenses, as well as $22.3 million of Acquisition and Integration related costs and $15.3 million of amortization of purchased intangibles incurred during the period. Our Research, development, and engineering expenses and selling, general and administrative expenses increased during the nine months ended December 31, 2018, primarily due to the $48.5 million of Acquisition and Integration related costs and $30.6 million of amortization of purchased intangibles incurred during the period. Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the accompanying notes to condensed consolidated financial statements.

Compared to the prior year period, restructuring and other related charges (credits) increased in the three and nine months ended December 31, 2018, due primarily to restructuring actions initiated during Fiscal Year 2019 subsequent to the Acquisition. For more information regarding restructuring activities, refer to Note 9, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands)	2017	2018	(Decrease)		2017	2018	(Decrease)
Interest expense	$(7,341)	$(25,032)	$17,691	241.0%	$(21,904)	$(56,252)	$34,348	157%

Interest expense increased primarily due to interest incurred on our Credit Facility Agreement and the loss recognized on our interest rate swap for three and nine months ended December 31, 2017 and 2018. Refer to Note 8, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Other non-operating income, net	$2,490	$125	$(2,365)	(95.0)%	$5,230	$3,731	$(1,499)	(28.7)%
% of net revenues	1.1%	—%			0.8%	0.3%

Other non-operating income, net for the three and nine months ended December 31, 2018 decreased primarily due to lower interest income as our investment portfolios were liquidated during the First Quarter of Fiscal Year 2019 to facilitate the Acquisition.

INCOME TAX EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands except percentages)	2017	2018	(Decrease)		2017	2018	(Decrease)
Income (Loss) before income taxes	$31,920	$(49,614)	$(81,534)	(255.4)%	$73,696	$(142,555)	$(216,251)	(293.4)%
Income tax expense (benefit)	81,424	(7,880)	(89,304)	(109.7)%	84,419	(28,583)	(113,002)	(133.9)%
Net loss	$(49,504)	$(41,734)	$7,770	(15.7)%	$(10,723)	$(113,971)	$(103,248)	962.9%
Effective tax rate	255.1%	15.9%			114.6%	20.1%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our tax provision or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 31, 2017 and 2018 were 255.1% and 15.9%, respectively. The effective tax rates for the nine months ended December 31, 2017 and 2018 were 114.6% and 20.1%, respectively.

The period over period tax rate has been and may continue to be subject to variations relating to several factors including but not limited to changes from U.S. Internal Revenue Service ("IRS") rule making and interpretation of US tax legislation, including a reduction of statutory tax rates from 35% to 21%, adjustments to foreign tax regimes, interest expense limitations, mix of jurisdictional income and expense, cost and deductibility of acquisitions expenses (including integration), foreign currency gains (losses) and changes in deferred tax assets and liabilities and their valuation or utilization. For the three and nine months ended December 31, 2018, the effective tax rate decreased when compared to the same periods of the prior year mainly due to the toll charge that was recorded in the three and nine months ended December 31, 2017.
During the second quarter of fiscal year 2019, the Company released its partial valuation allowance against California Research and Development credits resulting in a tax benefit of $1.4 million. This release was a direct result of the Acquisition, as fewer credits are expected to be generated in California as a percentage of worldwide taxable income in future periods.

During the quarter ended December 31, 2018 we finalized our evaluation and computation of the tax act in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Cuts and Jobs Act “Tax Act”.  During the fiscal year ended March 31, 2018, the Company recorded a provisional toll charge of $79.7 million. During the second quarter of fiscal year 2019, the Company made its first payment on the toll charge of $7 million. During the third quarter of fiscal year 2019, the toll charge was finalized resulting in a current quarter tax benefit of $0.8 million. The Company's remaining toll charge liability of $71.9 million will be paid in installments over the next seven years.

Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2018 were unrecognized tax benefits of $12.6 million and $25.3 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The increase is predominantly due to acquired uncertain tax benefits of Polycom. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations. The accrued interest related to unrecognized tax benefits was $1.4 million and $1.8 million as of March 31, 2018 and December 31, 2018, respectively.  No penalties have been accrued.

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

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments such as our annual bonus/variable compensation plan and Employee Stock Purchase Plan ("ESPP"), integration costs related to the Acquisition, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to the same year ago period, net cash provided by operating activities during the nine months ended December 31, 2018 increased primarily due to increased sales as a result of the Acquisition which was partially offset by Acquisition related costs, tax and interest payments.

Investing Activities

Net cash used for investing activities during the nine months ended December 31, 2018 was primarily used for the Acquisition which closed on July 2, 2018. Refer to Note 3 Acquisition, Goodwill, and Acquired Intangible Assets. This decrease was partially offset by the proceeds from the sales of short term investments.

We estimate total capital expenditures for Fiscal Year 2019 will be approximately $30 million to $40 million. We expect capital expenditures for the remainder of Fiscal Year 2019 to consist primarily of information technology ("IT") investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2018 increased from the prior year period as a result of the proceeds received from the term loan facility which were partially offset by dividend payments and repurchases of common stock during the fiscal year.

Liquidity and Capital Resources

Our primary discretionary cash requirements have historically been for repurchases of our common stock and to fund stockholder dividends. At December 31, 2018, we had working capital of $315.6 million, including $341.6 million of cash, cash equivalents, and short-term investments, compared with working capital of $774.2 million, including $660.0 million of cash, cash equivalents, and short-term investments at March 31, 2018. The decrease in working capital at December 31, 2018 compared to March 31, 2018 resulted from the impact of the Acquisition during the last quarter.

On July 2, 2018, we completed the acquisition of all of the issued and outstanding shares of capital stock of Polycom. The Acquisition was consummated in accordance with the terms and conditions of the previously announced Purchase Agreement, dated March 28, 2018, among the Company, Triangle and Polycom. At the closing of the Acquisition, Plantronics acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of our common stock (the "Stock Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics following the acquisition and (2) $1.7 billion in cash (the "Cash Consideration"). The consideration paid at closing was also subject to working capital, tax and other adjustments. We financed the Cash Consideration by using available cash-on-hand and funds drawn from our new term loan facility which is described further below. Portions of the Stock Consideration and the Cash Consideration were each deposited into separate escrow accounts to secure certain indemnification obligations of Triangle pursuant to the Purchase Agreement.

In connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility due in quarterly principal installments commencing the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The availability under the revolving credit facility is reduced by the amount necessary to meet our obligations under three outstanding letters of credit. We may increase the aggregate principal amount of any outstanding tranche of term loans, add one or more additional tranches of term loans and/or increase the aggregate principal amount of revolving commitments under the Credit Agreement by an aggregate amount of up to the sum of (1) $500 million, (2) an amount such that, after giving effect to the incurrence of such amount, the consolidated secured net leverage ratio (as defined in the Credit Agreement) is equal to or less than 2.75 to 1.00 and (3) the amount of certain prepayments made under the Credit Agreement from time to time. Any such increase would be subject to the satisfaction of certain conditions, including that no default or event of default be continuing under the Credit Agreement at the time of the increase and that we obtain the consent of each lender providing any such additional loans or commitments.

On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. We have additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of us and our subsidiaries. Our obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of our and each of our subsidiary guarantor personal property and will from time to time also be secured by certain material real property that we or any of our subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. We must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

The Credit Agreement contains various restrictions and covenants, including requirements that we maintain certain financial ratios at prescribed levels for the revolving credit facility and restrictions on our ability and certain of our subsidiaries ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Credit Agreement includes the following financial covenants applicable to the revolving credit facility only: (i) a maximum consolidated secured net leverage ratio (defined as, with certain adjustments and exclusions, our ratio of consolidated secured indebtedness as of the end of the relevant fiscal quarter to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the period of four fiscal quarters then ended) of 3.50 to 1.00 as of the last day of any fiscal quarter ending during the period from December 29, 2018 through June 29, 2019; 3.25 to 1.00 as of the last day of any fiscal quarter ending during the period from June 30, 2019 through March 28, 2020; 3.00 to 1.00 as of the last day of any fiscal quarter ending during the period from March 29, 2020 through April 3, 2021; and 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after April 4, 2021; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of our EBITDA to our consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after December 29, 2018. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if we or any of our subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of December 31, 2018, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million and the Company is in compliance with all covenants.

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

This quarter we finalized our evaluation and computation of the tax act in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Cuts and Jobs Act “Tax Act”.  During the fiscal year ended March 31, 2018, the Company recorded a provisional toll charge of $79.7 million. During the second quarter of fiscal year 2019, the Company made its first payment on the toll charge of $7 million. During the third quarter of fiscal year 2019, the toll charge was finalized resulting in a current quarter tax benefit of $0.8 million. The Company's remaining toll charge liability of $71.9 million will be paid in installments over the next seven years. Polycom recorded a toll charge that was paid in October 2018 with the filing of its 2017 tax return. For additional details, refer to Note 14, Income Taxes, of the accompanying notes to condensed consolidated financial statements.

Our cash and cash equivalents as of December 31, 2018 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of December 31, 2018, of our $341.6 million of cash, cash equivalents, and short-term investments, $167.5 million was held domestically while $174.1 million was held by foreign subsidiaries, and approximately 75% was based in USD-denominated instruments. During the quarter ended June 30, 2018, we sold most of our short-term investments to generate cash used to fund the Acquisition which was finalized on July 2, 2018. As of December 31, 2018, our remaining investments were composed of Mutual Funds.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the third quarter of fiscal year 2019, we repurchased 127,970 shares of our common stock. As of December 31, 2018, there remained 1,602,135 shares authorized for repurchase under the stock repurchase program approved. Refer to Note 11, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023, and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. Refer to Note 8, Debt, in the accompanying notes to the condensed consolidated financial statements.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our Employee Stock Purchase Plan ("ESPP"). We expect the Acquisition to affect our liquidity and leverage ratios and we plan to reduce our debt leverage ratios by prioritizing the repayment of the debt obtained to finance the Acquisition. The Acquisition impacted our cash conversion cycle due to Polycom's use of third-party partner financing and early payment discounts to drive down cash collection cycles. We are still assessing these changes as we integrate Polycom into our business. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

On January 9, 2019, we committed to a plan of restructuring to continue streamlining the global workforce of the combined company. These actions are expected to result in approximately $10 million of aggregate charges for employee termination costs and other costs associated with the plan.

On January 31, 2019, we prepaid $50 million of our outstanding principal on the term loan facility and expect to make an additional $50 million repayment by the end of the current March quarter..

On February 5, 2019, we announced that the Audit Committee of our Board ("the Audit Committee") declared a cash dividend of $0.15 per share, payable on March 8, 2019 to stockholders of record at the close of business on February 20, 2019.  We expect to continue paying a quarterly dividend of $0.15 per share; however, the actual declaration of dividends and the establishment of record and payment dates are subject to final determination by the Audit Committee each quarter after its review of our financial performance and financial position.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2018 and December 31, 2018, we had off-balance sheet consigned inventories of $48.8 million and $52.6 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2018, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $448.8 million, including off-balance sheet consigned inventories of $52.6 million as discussed above and Polycom acquired purchase obligations noted in the table below.

Polycom Acquisition

On July 2, 2018, we completed the acquisition of Polycom, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements. As a result of the Acquisition, in addition to the contractual obligation of Plantronics described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we became subject to the following future contractual obligations as of December 31, 2018:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases (1)	$42,071	$14,939	$26,040	$1,092	$—
Unconditional purchase obligations (2)	221,987	217,478	4,509	—	—
Long term debt (Term Loan Facility) (3)	1,275,001	12,750	28,688	25,500	1,208,063
Total contractual cash obligations	$1,539,059	$245,167	$59,237	$26,592	$1,208,063

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

Except as described above, there have been no changes to our critical accounting estimates during the nine months ended December 31, 2018.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, refer to Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2018	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$328,156
Short-term investments	269,313	13,422
Accounts receivable, net	152,888	363,837
Inventory, net	68,276	160,219
Other current assets	18,588	48,229
Total current assets	899,726	913,863
Property, plant, and equipment, net	142,129	212,138
Goodwill	15,498	1,272,619
Purchased intangibles, net	—	871,599
Deferred tax assets	17,950	4,741
Other assets	1,584	22,821
Total assets	$1,076,887	$3,297,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,417	$146,067
Accrued liabilities	80,097	452,194
Total current liabilities	125,514	598,261
Long term debt, net of issuance costs	492,509	1,727,660
Long-term income taxes payable	87,328	93,150
Other long-term liabilities	18,566	134,492
Total liabilities	723,917	2,553,563
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock	816	884
Additional paid-in capital	876,645	1,416,513
Accumulated other comprehensive income	2,870	1,031
Retained earnings	299,066	170,861
Total stockholders' equity before treasury stock	1,179,397	1,589,289
Less: Treasury stock, at cost	(826,427)	(845,071)
Total stockholders' equity	352,970	744,218
Total liabilities and stockholders' equity	$1,076,887	$3,297,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2018	2017	2018
Net revenues
Net product revenues	$226,534	$445,441	$640,760	$1,102,012
Net service revenues	—	56,228	—	104,035
Total net revenues	226,534	501,669	640,760	1,206,047
Cost of revenues
Cost of product revenues	112,409	259,673	315,720	676,616
Cost of service revenues	—	26,859	—	51,822
Total cost of revenues	112,409	286,532	315,720	728,438
Gross profit	114,125	215,137	325,040	477,609
Operating expenses:
Research, development, and engineering	21,257	59,661	62,402	140,409
Selling, general, and administrative	56,196	168,053	170,125	406,553
Gain, net from litigation settlements	(15)	—	(295)	(30)
Restructuring and other related charges (credits)	(84)	12,130	2,438	20,711
Total operating expenses	77,354	239,844	234,670	567,643
Operating income (loss)	36,771	(24,707)	90,370	(90,034)
Interest expense	(7,341)	(25,032)	(21,904)	(56,252)
Other non-operating income, net	2,490	125	5,230	3,731
Income (Loss) before income taxes	31,920	(49,614)	73,696	(142,555)
Income tax expense (benefit)	81,424	(7,880)	84,419	(28,583)
Net loss	$(49,504)	$(41,734)	$(10,723)	$(113,971)

Loss per common share:
Basic	$(1.54)	$(1.06)	$(0.33)	$(3.08)
Diluted	$(1.54)	$(1.06)	$(0.33)	$(3.08)

Shares used in computing loss per common share:
Basic	32,075	39,314	32,384	37,063
Diluted	32,075	39,314	32,384	37,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2018	2017	2018
Net loss	$(49,504)	$(41,734)	$(10,723)	$(113,971)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	115	257	(1,700)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(446)	(5,622)	(5,093)	(853)
Net (gains) losses reclassified into income for revenue hedges	1,357	(1,488)	2,506	(2,637)
Net (gains) losses reclassified into income for cost of revenue hedges	(61)	6	(193)	(73)
Net (gains) losses reclassified into income for interest rate swaps	—	1,029	—	2,006
Net unrealized gains (losses) on cash flow hedges	850	(6,075)	(2,780)	(1,557)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	(658)	—	(449)	198

Aggregate income tax benefit (expense) of the above items	181	1,324	182	1,222
Other comprehensive income (loss)	373	(4,636)	(2,790)	(1,837)
Comprehensive loss	$(49,131)	$(46,370)	$(13,513)	$(115,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2017	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,723)	$(113,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,894	142,763
Amortization of debt issuance costs	1,087	3,188
Stock-based compensation	26,047	30,709
Deferred income taxes	10,490	(39,987)
Provision for excess and obsolete inventories	2,013	4,881
Restructuring and related charges (credits)	2,438	20,711
Cash payments for restructuring charges	(2,911)	(11,222)
Other operating activities	(645)	9,070
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(3,153)	(35,938)
Inventory, net	(9,577)	11,018
Current and other assets	(3,066)	30,456
Accounts payable	2,783	16,519
Accrued liabilities	(15,695)	72,677
Income taxes	66,387	(21,631)
Cash provided by operating activities	81,369	119,243
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	54,411	125,799
Proceeds from maturities of investments	146,989	131,017
Purchase of investments	(232,840)	(698)
Cash paid for acquisition, net of cash acquired	—	(1,642,241)
Capital expenditures	(9,403)	(16,148)
Cash used for investing activities	(40,843)	(1,402,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(52,915)	(4,780)
Employees' tax withheld and paid for restricted stock and restricted stock units	(11,186)	(13,863)
Proceeds from issuances under stock-based compensation plans	13,446	14,925
Proceeds from revolving line of credit	8,000	—
Repayments of revolving line of credit	(8,000)	—
Proceeds from debt issuance, net	—	1,244,713
Payment of cash dividends	(15,008)	(16,953)
Cash (used for) provided by financing activities	(65,663)	1,224,042
Effect of exchange rate changes on cash and cash equivalents	3,460	(3,519)
Net increase (decrease) in cash and cash equivalents	(21,677)	(62,505)
Cash and cash equivalents at beginning of period	301,970	390,661
Cash and cash equivalents at end of period	$280,293	$328,156
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$8,127	$30,902
Cash paid for interest	$27,781	$54,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("Plantronics" or "the Company") have been prepared on a basis materially consistent with the Company's March 31, 2018 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, which was filed with the SEC on May 9, 2018. The results of operations for the interim period ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial results of Polycom have been included in the Company's consolidated financial statements from the date of acquisition on July 2, 2018, refer to Note 3 Acquisition, Acquisition, Goodwill, and Acquired Intangible Assets for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 30, 2019 and March 31, 2018, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and nine months ended December 29, 2018 and December 30, 2017 both contain 13 weeks and 39 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

Related Party

The Company's vendor, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the acquisition of Polycom, Inc. ("Polycom") for ecommerce services, is a wholly owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly owned subsidiary of Siris. Immediately prior to the Company's acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole shareholder and, pursuant to the Company's stock purchase agreement with Triangle, currently owns approximately 16.0% of Plantronics' issued and outstanding stock. Additionally, in connection with the acquisition of Polycom, the Company entered into a Stockholder Agreement with Triangle pursuant to which it agreed to appoint two individuals to the Company's board of directors nominated by Triangle. As a consequence of these relationships, Digital River is considered a related party under Topic 850. The Company had immaterial transactions with Digital River during the three and nine months ended December 31, 2018.

Accounts Receivable Financing

As a result of the Polycom acquisition, the Company assumed a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of Polycom's products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860 and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

During the quarter ended December 31, 2018, total transactions entered pursuant to the terms of the Financing Agreement were approximately $50.7 million, of which $25.4 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of December 31, 2018 was approximately $32.3 million due from the financing company, of which $18.5 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarter ended December 31, 2018. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets "right-of-use assets" and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a "short-term lease". For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Lease classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The guidance is effective for the Company's fiscal year ending March 31, 2020. The new standard must be adopted using a modified retrospective transition that provides for certain practical expedients and requires the new guidance to be applied effectively as of the earliest period presented and through the comparative periods in the entity's financial statements. The Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its consolidated balance sheets, but is still evaluating the impact on its consolidated financial statements and related disclosures.

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

On July 2, 2018 the Company acquired Polycom, a privately held Company who had not yet adopted Topic 606. In addition to increasing the magnitude of certain of the items listed above, the acquisition introduced several additional areas of impact. The most notable areas of impact are:

•
Term Licenses: Legacy accounting standards required that revenue for term-based software licenses be recognized ratably when VSOE of fair value had not been established for undelivered items such as post-contract support. Under Topic 606, revenue for such licenses is recognized at the time of delivery, rather than ratably, as the VSOE requirement no longer applies.

•
Cost of Obtaining a Contract: Under legacy guidance, in certain circumstances an entity could have elected to capitalize direct and incremental contract acquisition costs, such as sales commissions. Under Topic 606 and related guidance, an entity is required to capitalize costs that are incremental to obtaining a contract if it expects to recover them, unless it elects the practical expedient for costs with amortization periods of one year or less. This new provision affects the Company as it will capitalize those costs if the anticipated amortization period is greater than one year and the criteria have been met.

The cumulative effect of the changes made to the Company's consolidated April 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	March 31, 2018	Adjustments due to Topic 606 (increase/(decrease))	April 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$152,888	$14,221	$167,109
Total current assets	899,726	14,221	913,947
Deferred tax assets	17,950	(493)	17,457
Total assets	$1,076,887	$13,728	$1,090,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$80,097	$11,133	$91,230
Total current liabilities	125,514	11,133	136,647
Total liabilities	723,917	11,133	735,050
Commitments and contingencies (Note 7)
Stockholders' equity:
Retained earnings	299,066	2,595	301,661
Total stockholders' equity before treasury stock	1,179,397	2,595	1,181,992
Total stockholders' equity	352,970	2,595	355,565
Total liabilities and stockholders' equity	$1,076,887	$13,728	$1,090,615

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of December 31, 2018:

	December 31, 2018 As Reported	Adjustments due to Topic 606 (increase/(decrease))	December 31, 2018 Without Adoption of Topic 606
ASSETS
Current assets:
Accounts receivable, net	$363,837	$(91,135)	$272,702
Other current assets	48,229	(467)	47,762
Total current assets	913,863	(91,602)	822,261
Other assets	22,821	(1,652)	21,169
Total assets	$3,297,781	$(93,254)	$3,204,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$452,194	$(82,362)	$369,832
Total current liabilities	598,261	(82,362)	515,899
Other long-term liabilities	134,492	(1,766)	132,726
Total liabilities	2,553,563	(84,129)	2,469,434
Commitments and contingencies (Note 7)
Stockholders' equity:
Retained earnings	170,861	(9,125)	161,736
Total stockholders' equity before treasury stock	1,589,289	(9,125)	1,580,164
Total stockholders' equity	744,218	(9,125)	735,093
Total liabilities and stockholders' equity	$3,297,781	$(93,254)	$3,204,527

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the three months ended December 31, 2018:

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	December 31, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	December 31, 2018 Without Adoption of Topic 606
Net revenues
Net product revenues	$445,441	$(3,044)	$442,397
Net service revenues	56,228	86	56,314
Total net revenues	501,669	(2,958)	498,711
Gross profit	215,137	(2,958)	212,179
Operating expenses:
Selling, general, and administrative	168,053	1,031	169,084
Total operating expenses	239,844	1,031	240,875
Operating loss	(24,707)	(3,989)	(28,696)
Loss before income taxes	(49,614)	(3,989)	(53,603)
Income tax expense (benefit)	(7,880)	(716)	(8,596)
Net loss	$(41,734)	$(3,273)	$(45,007)

Loss per common share:
Basic	$(1.06)	$(0.08)	$(1.14)
Diluted	$(1.06)	$(0.08)	$(1.14)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated financial statements for the nine months ended December 31, 2018:

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	December 31, 2018 As Reported	Adjustments due to Topic 606 (increase/(decrease))	December 31, 2018 Without Adoption of Topic 606
Net revenues
Net product revenues	$1,102,012	$(5,626)	$1,096,386
Net service revenues	104,035	167	104,202
Total net revenues	1,206,047	(5,459)	1,200,588
Gross profit	477,609	(5,459)	472,150
Operating expenses
Selling, general, and administrative	406,553	1,901	408,454
Total operating expenses	567,643	1,901	569,544
Operating loss	(90,034)	(7,360)	(97,394)
Loss before income taxes	(142,555)	(7,360)	(149,915)
Income tax expense (benefit)	(28,583)	(1,273)	(29,856)
Net loss	$(113,971)	$(6,087)	$(120,058)

Loss per common share:
Basic	$(3.08)	$(0.16)	$(3.24)
Diluted	$(3.08)	$(0.16)	$(3.24)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive loss for the three months ended December 31, 2018:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS Selected Line Items (in thousands) (Unaudited)
	December 31, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	December 31, 2018 Without Adoption of Topic 606
Net loss	$(41,734)	$(3,273)	$(45,007)
Comprehensive loss	$(46,370)	$(3,273)	$(49,643)

The following tables summarize the impacts of adopting Topic 606 on the Company’s condensed consolidated statement of comprehensive loss for the nine months ended December 31, 2018:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS Selected Line Items (in thousands) (Unaudited)
	December 31, 2018 as Reported	Adjustments due to Topic 606 (increase/(decrease))	December 31, 2018 Without Adoption of Topic 606
Net loss	$(113,971)	$(6,087)	$(120,058)
Comprehensive loss	$(115,808)	$(6,087)	$(121,895)

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

3. ACQUISITION, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

Polycom Acquisition

On July 2, 2018, the Company completed the acquisition of Polycom based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 ("the Acquisition"). The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing us to pursue additional opportunities across the Unified Communications & Collaboration "UC&C" market in both hardware end points and services.

At the closing of the Acquisition, Plantronics acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") valued at approximately $0.5 billion and (2) approximately $1.7 billion in cash net of cash acquired (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of Plantronics immediately following the acquisition. The consideration paid at closing is subject to a working capital, tax and other adjustments. This transaction was accounted for as a business combination and the Company has included the financial results of Polycom in its condensed consolidated financial statements since the date of acquisition.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(in thousands)	July 2, 2018
ASSETS
Cash and cash equivalents	$80,139
Trade receivables, net	166,067
Inventories	107,842
Prepaid expenses and other current assets	66,491
Property and equipment, net	80,310
Intangible assets	985,400
Other assets	27,237
Total assets acquired	$1,513,486

LIABILITIES
Accounts payable	$81,395
Accrued payroll and related liabilities	44,538
Accrued expenses	136,823
Income tax payable	32,513
Deferred revenue	115,061
Deferred income taxes	104,242
Other liabilities	39,390
Total liabilities assumed	$553,962

Total identifiable net assets acquired	959,524
Goodwill	1,257,121
Total Purchase Price	$2,216,645

The Company’s purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities are finalized. The estimate of fair value and purchase price allocation were based on information available at the time of closing the Acquisition and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. The fair values for acquired inventory, property, plant and equipment, intangible assets, and deferred revenue were determined with the input from third–party valuation specialists. The fair values of certain other assets and certain other liabilities were determined internally using historical carrying values and estimates made by management. In addition, the Company is in process of finalizing the net working capital adjustment. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the Acquisition. The acquisition has preliminarily resulted in $1,257 million of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. Additionally, the purchase price is subject to change due to working capital adjustments, tax reimbursements, and other potential reimbursements from escrow.

During the quarter ended December 31, 2018, the Company received $8 million due to a net working capital adjustment agreed to with the seller as provided in the Stock Purchase Agreement. This was recognized as a reduction of the purchase price and goodwill. Other changes to the preliminary allocation of purchase price during the quarter were an adjustment for the settlement with the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) disclosed in Note 7, Commitments and Contingencies and the corresponding indemnification by the seller; certain adjustments to revenue, inventory and warranty reserves; and deferred tax and tax liabilities adjustments that reduced goodwill by $46.4 million, which related primarily to reallocating intangible assets between tax jurisdictions and refining the estimate of foreign tax credits that could offset future income.

The Company incurred approximately $22.3 million in acquisition and integration related expenses which are recorded in selling, general, and administrative expenses in its condensed consolidated statement of operations for the quarter ended December 31, 2018.

The details of the acquired intangible assets are as follows:

(in thousands, except for remaining life)	Value as of July 2, 2018	Amortization for the Nine Months Ended December 31, 2018	Value as of December 31, 2018	Weighted Remaining Life of Intangibles
Existing technology	$538,600	$55,135	$483,465	4.46
In-process technology	58,000	—	58,000	N/A
Customer relationships	245,100	24,133	220,967	5
Backlog	28,100	28,100	—	—
Trade name/Trademarks	115,600	6,422	109,178	8.50
Total acquired intangible assets	$985,400	$113,790	$871,610

Existing technology relates to products for voice, video and platform products. The Company valued the developed technology using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology less charges representing the contribution of other assets to those cash flows. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
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
The Company believes the amounts of purchased intangible assets recorded above represent the fair values of, and approximate the amounts a market participant would pay for, these intangible assets as of the Acquisition Date.
For the three and nine months ended December 31, 2018, the Company recognized $113.8 million in amortization of acquired intangibles related to this acquisition. The remaining weighted-average useful life of intangible assets acquired is 5.15 years.

Goodwill is primarily attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.
The following summarizes the Company's goodwill activity for the nine months ended December 31, 2018:

(in thousands)	Amount
Goodwill- March 31, 2018	$15,498
Polycom Acquisition	1,257,121
Goodwill- December 31, 2018	$1,272,619

The actual total net revenues and net loss of Polycom included in the Company's condensed consolidated statement of operations for the period July 2, 2018 to December 31, 2018 are as follows:

(in thousands)	July 2, 2018 to December 31, 2018
Total net revenues	$513,563
Net loss	$(127,863)

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the acquisition, and transaction and integration costs. For the three fiscal quarters ended December 31, 2017 and 2018, non-recurring pro forma adjustments directly attributable to the Polycom acquisition included (i) the purchase accounting effect of deferred revenue assumed of $28.9 million, (ii) the purchase accounting effect of inventory acquired of $30.4 million, and (iii) acquisition costs of $4.1 million.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2018 or of the results of its future operations of the combined business.

	Pro Forma (unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Total net revenues	$498,744	$523,662	$1,419,151	$1,526,182
Operating loss	(69,472)	14,132	(186,721)	16,597
Net loss	$(211,180)	$(9,273)	$(327,693)	$(39,485)

4. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2018 and March 31, 2018 (in thousands):

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$328,156	$—	$—	$328,156	$328,156	$—
Level 1:
Mutual Funds	14,753	—	(1,331)	13,422	—	13,422
Subtotal	14,753	—	(1,331)	13,422	—	13,422

Total cash, cash equivalents and investments measured at fair value	$342,909	$—	$(1,331)	$341,578	$328,156	$13,422

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$308,734	$—	$—	$308,734	$308,734	$—
Level 1:
Mutual Funds	13,336	186	(67)	13,455	—	13,455
US Treasury Notes	129,373	7	(60)	129,320	30,178	99,142
Money Market Funds	344	—	—	344	344	—
Subtotal	143,053	193	(127)	143,119	30,522	112,597
Level 2:
Government Agency Securities	46,354	—	(56)	46,298	6,978	39,320
Municipal Bonds	3,591	—	—	3,591	3,591	—
Commercial Paper	84,512	—	—	84,512	40,836	43,676
Corporate Bonds	54,701	—	(212)	54,489	—	54,489
Certificates of Deposits ("CDs")	19,231	—	—	19,231	—	19,231
Subtotal	208,389	—	(268)	208,121	51,405	156,716

Total cash, cash equivalents and investments measured at fair value	$660,176	$193	$(395)	$659,974	$390,661	$269,313

As of December 31, 2018 and March 31, 2018, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 5, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2017 and 2018.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2017 and 2018.

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

5.  DEFERRED COMPENSATION

As of December 31, 2018, the Company held investments in mutual funds totaling $13.4 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.5 million at December 31, 2018. As of March 31, 2018, the Company held investments in mutual funds totaling $13.5 million. The total related deferred compensation liability at March 31, 2018 was $14.1 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,	December 31,
(in thousands)	2018	2018
Accounts receivable	$202,270	$427,326
Provisions for returns	(10,225)	(154)	[1]
Provisions for promotions, rebates, and other	(38,284)	(57,708)	[1]
Provisions for doubtful accounts and sales allowances	(873)	(5,627)
Accounts receivable, net	$152,888	$363,837
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

Inventory, net:

	March 31,	December 31,
(in thousands)	2018	2018
Raw materials	$28,789	$31,204
Work in process	450	266
Finished goods	39,037	128,749
Inventory, net	$68,276	$160,219

Accrued Liabilities:

	March 31,	December 31,
(in thousands)	2018	2018
Short term deferred revenue	$2,986	$123,537
Employee compensation and benefits	28,655	105,655
Income tax payable	5,583	30,018
Provision for returns	—	20,337	[1]
Current portion long term debt	—	12,750
Accrued interest	10,424	8,682
Warranty obligation	7,550	15,032
VAT/Sales tax payable	5,297	10,060
Derivative liabilities	2,947	2,802
Accrued other	16,655	123,322
Accrued liabilities	$80,097	$452,194
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 2, Recent Accounting Pronouncements, for additional information on the adoption impact.

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2017 and 2018 were as follows:

	Nine Months Ended December 31,
(in thousands)	2017	2018
Warranty obligation at beginning of period	$8,697	$9,604
Polycom warranty obligation(1)	—	9,095
Warranty provision related to products shipped	7,367	13,533
Deductions for warranty claims processed	(7,711)	(14,930)
Adjustments related to preexisting warranties	1,086	(274)
Warranty obligation at end of period(2)	$9,439	$17,028
(1) Represents warranty obligation assumed upon completion of the Acquisition on July 2, 2018.
(2) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

7. COMMITMENTS AND CONTINGENCIES

Polycom Net Minimum Future Rental Payments

On July 2, 2018, the Company completed the acquisition of Polycom, refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, in the accompanying footnotes to the condensed consolidated financial statements. As a result of the Acquisition, in addition to the net minimum future rental payments described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2018, the Company became subject to the following minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of December 31, 2018:

Fiscal Year Ending March 31,	(in thousands)
2019	$3,690
2020	14,461
2021	11,338
2022	8,374
2023	3,714
2024	495
Total minimum future rental payments (1)	42,071
(1) Included in the lease obligations acquired are Polycom’s sublease receipts, which have been netted against the gross lease payments above to arrive at the Company's net minimum lease payments.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2018, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $448.8 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. ("GN") filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.  The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. If the jury verdict were to be appealed and later overturned on appeal, the Company would have to repay that amount to GN.  On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The appellate court heard argument on the matter on December 11, 2018 and its decision is pending.

The U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have concluded their investigations of Polycom into possible violations of the U.S. Foreign Corrupt Practices Act, relating to conduct prior to its July 2, 2018 acquisition by the Company.  Polycom and the Company cooperated fully with these agencies regarding these matters.  In December, 2018, the DOJ issued a declination to prosecute the matter.  Polycom also agreed to settle the matter with the SEC and DOJ.  The Company was reimbursed for the entire settlement amount as well as additional legal fees and expenses through funds retained in escrow under the Stock Purchase Agreement between the Company, Polycom and Triangle Private Holdings II, LLP.

On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones. The Company disputes the allegations and filed a motion to dismiss the Complaint in November 2018. Plaintiff filed a First Amended Complaint on December 14, 2018.

On January 23, 2018, Fullview, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination of the patents which is currently on appeal. Litigation in both matters in the United States and Canada, respectively, has been stayed pending the results of that appeal. FullView has furthermore initiated arbitration proceedings under a terminated license agreement with Polycom alleging Polycom failed to pay certain royalties due under that agreement. An arbitration hearing occurred in December 2018, with closing briefs due in February, 2019.

In June 2018, Ashton Bentley Technology Limited filed a complaint against Polycom, Inc. in the High Court of Justice, Business and Property Court, Commercial Court (QBD), London, United Kingdom, alleging breach of contract. The Company disputes the allegations and on October 5, 2018, Ashton Bentley filed its Reply and Defence to Counterclaim to the Company’s September 6, 2018 Defence and Counterclaims. The Company’s responded to Ashton Bentley’s Reply in November 2018.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Company disputes the allegations. Polycom filed a motion to change venue which was denied in October 2018. Polycom filed its Answer to the Complaint on October 18, 2018. Discovery is ongoing.

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

8. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of March 31, 2018 and December 31, 2018 were as follows:

	March 31, 2018		December 31, 2018
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$497,095	$492,509	$467,870	$493,596
Term loan facility	$—	$—	$1,229,585	$1,246,814

As of March 31, 2018, and December 31, 2018, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $7.5 million and $34.6 million respectively.

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

Credit Facility Agreement

In connection with the Polycom acquisition completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 250bps due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the Closing Date for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the agreement using the straight line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

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

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it refinances within 6 months of entering into this credit agreement. As of December 31, 2018, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

9. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Summary of Restructuring Plans

Q3 FY19 restructuring plan

During the quarter ended December 31, 2018, the Company committed to a plan of restructuring to begin streamlining the global workforce of the combined company and to consolidate certain distribution activities in North America. The costs incurred to date under this plan primarily comprises of severance benefits from reduction in force actions and facilities related actions initiated by management during the period.

Subsequent to the Acquisition, the Company has multiple entities within certain jurisdictions around the globe. During the quarter ended December 31, 2018, the Company also initiated a project to reduce its legal entities around the globe in order to align with the business needs. The costs incurred for this project are being recognized as restructuring costs during the period they are incurred.

Q2 FY19 restructuring plan

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

Legacy Plans

The Company currently has a liability balance as of December 31, 2018 related to various restructuring actions undertaken in prior periods under these plans:

•
As a result of the acquisition of Polycom, the Company assumed restructuring liabilities under restructuring plans that were initiated under plans approved by Polycom's management prior to the completion of its acquisition on July 2, 2018. As of December 31, 2018, the restructuring reserve was approximately $7.7 million and primarily comprised of facilities-related liabilities which will expire over a period of 2018 to 2023.

•
During the fiscal quarter ended June 30, 2018, the Company executed a restructuring plan aimed at realigning its sales organization structure as part of a broader strategic objective to improve sales management and ensure proper investment across its geographic region.

•
During the first quarter of Fiscal Year 2018 and as part of its ongoing effort to reduce costs, improve profitability, and focus on its key strategic initiatives, the Company executed an asset sale agreement to dispose of substantially all assets of its Clarity division. In addition to the sale of the Clarity division and the related restructuring actions, the Company reduced headcount in certain divisions and terminated a lease in the Netherlands before the end of its contractual term.

The Company's restructuring liabilities as of December 31, 2018 is as follows (amounts in thousands):

	As of March 31, 2018	Assumed Liability	Accruals	Cash Payments	Adjustments	As of December 31, 2018
Legacy Plans
Severance	$114	$921	$1,101	$(1,333)	$(223)	$580
Facility	325	8,574	99	(1,420)	115	$7,693
Total Legacy Plans	439	9,495	1,200	(2,753)	(108)	8,273
Q2'19 Plan
Severance	—	—	7,420	(6,171)	(3)	1,246
Total Q2'19 Plan	—	—	7,420	(6,171)	(3)	1,246
Q3'19 Plan
Severance	—	—	7,205	(1,307)	10	5,908
Facility	—	—	1,833	—	(191)	1,642
Other	—	—	3,053	(991)	—	2,062
Total Q3'19 Plan	—	—	12,091	(2,298)	(181)	9,612
Total
Severance	114	921	15,726	(8,811)	(216)	7,734
Facility	325	8,574	1,932	(1,420)	(76)	9,335
Other	—	—	3,053	(991)	—	2,062
Grand Total	$439	$9,495	$20,711	$(11,222)	$(292)	$19,131

10. COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Cost of revenues	$917	$1,067	$2,709	$3,103

Research, development, and engineering	2,049	2,887	6,158	7,877
Selling, general, and administrative	5,063	7,765	17,180	19,729
Stock-based compensation included in operating expenses	7,112	10,652	23,338	27,606
Total stock-based compensation	8,029	11,719	26,047	30,709
Income tax benefit	2,039	(1,624)	(5,650)	(7,605)
Total stock-based compensation, net of tax	$10,068	$10,095	$20,397	$23,104

Long Term Incentive Plan (LTIP)

Prior to the Company's acquisition of Polycom, certain Polycom employees were granted incentive rights under the Polycom, Inc. 2016 Long-Term Incentive Plan (“2016 LTIP”).  As of the date of acquisition, Plantronics assumed the role of payer to participants of the plan through its payroll but is indemnified by Triangle for obligations under the plan.  The acquisition accelerated vesting at 75% of awards held by participants in service as of that date and triggered an initial amount due to such participants. The cash purchase price of the acquisition was reduced by this initial obligation.  The remaining 25% of awards will vest upon one-year anniversary of the acquisition. Any future payments above the initial obligation under the plan, provided that the vesting requirements are satisfied, require Triangle to fund Plantronics in order to pay participants for any amount in excess of the purchase price reduction.
 At July 2, 2018, $7.9 million was recognized in Accrued liabilities assumed from Polycom and was paid in the second quarter of fiscal 2019.  The Company recognized an immaterial amount of compensation expense during the third quarter of fiscal 2019 in respect of the awards vesting on the one-year anniversary, which will be payable in the third quarter of fiscal 2020.  The amount due as of the acquisition date is based on cash paid to Triangle that was distributed to its parents.  Future distributions to its parents of cash made available to Triangle from the release of escrow accounts or the sale of shares issued in the transaction would trigger further compensation due to incentive rights holders under the plan.  Plantronics is indemnified for any obligations in excess of the reduction to purchase price, and because such amounts are not probable or estimable, no further amounts have been recognized.
11. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Company's Board of Directors approved a 1 million shares repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of December 31, 2018, there remained 1,602,135 shares authorized for repurchase under the repurchase program approved by the Board.

Repurchases by the Company pursuant to Board-authorized programs are shown in the following table:

	Nine Months Ended December 31,
(in thousands, except $ per share data)	2017	2018
Shares of common stock repurchased in the open market	1,138,903	127,970
Value of common stock repurchased in the open market	$52,915	$4,780
Average price per share	$46.46	$37.35

Value of shares withheld in satisfaction of employee tax obligations	$11,186	$13,863

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

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	March 31, 2018	December 31, 2018
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,663)	$(1,952)
Accumulated foreign currency translation adjustments	4,685	2,983
Accumulated unrealized loss on investments	(152)	—
Accumulated other comprehensive income	$2,870	$1,031
(1)Refer to Note 13, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2018 and December 31, 2018.

13. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2018.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2018, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2018 and December 31, 2018, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	March 31, 2018	December 31, 2018
Derivative Assets(1)
Non-designated hedges	$218	$604
Cash flow hedges	554	3,930
Total derivative assets	$772	$4,534

Derivative Liabilities(2)
Non-designated hedges	$34	$12
Cash flow hedges	3,003	1,324
Interest rate swap	—	5,210
Accrued interest	—	294
Total derivative liabilities	$3,037	$6,840
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of December 31, 2018 the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of December 31, 2018 the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of December 31, 2018, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2018:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€37,800	$43,340	Sell EUR	1 month
GBP		£8,700	$11,055	Sell GBP	1 month
AUD	A$	20,900	$14,723	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Gain (loss) on foreign exchange contracts	$(848)	$1,784	$(6,083)	$6,826

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	March 31, 2018		December 31, 2018
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€50.8	£15.6	€68.9	£31.9
Forward contracts	€35.0	£10.7	€45.6	£16.1

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2018 and December 31, 2018, the Company had foreign currency swap contracts of approximately MXN 31.8 million and MXN 228.1 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at December 31, 2018:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$228,110	$11,485	Buy MXN	Monthly over 12 months

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the nine months ended December 31, 2018. During the nine months ended December 31, 2018, the Company recorded a loss of $2.0 million on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2017 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Gain (loss) included in AOCI as of beginning of period	$(3,089)	$2,825	$541	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(446)	(5,622)	(5,093)	(853)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	1,357	(1,488)	2,506	(2,637)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(61)	6	(193)	(73)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	—	1,029	—	2,006
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	1,296	(453)	2,313	(704)

Gain (loss) included in AOCI as of end of period	$(2,239)	$(3,250)	$(2,239)	$(3,250)

During the three and nine months ended December 31, 2017 and 2018 the Company recognized an immaterial gain and immaterial loss on the ineffective portion of its cash flow hedges, respectively, which is reported in other non-operating income and (expense), net in the condensed consolidated statements of operations.

14. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax provision or benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 31, 2017 and 2018 were 255.1% and 15.9%, respectively. The effective tax rates for the nine months ended December 31, 2017 and 2018 were 114.6% and 20.1%, respectively.

The period over period tax rate has been and may continue to be subject to variations relating to several factors including but not limited to changes from U.S. Internal Revenue Service ("IRS") rule making and interpretation of US tax legislation, including a reduction of statutory tax rates from 35% to 21%, adjustments to foreign tax regimes, interest expense limitations, mix of jurisdictional income and expense, cost and deductibility of acquisitions expenses (including integration), foreign currency gains (losses) and changes in deferred tax assets and liabilities and their valuation or utilization.

As a result, of the current period loss before income taxes during the three and nine months ended December 31, 2018, recurring permanent tax benefits increased the effective tax rate, where discrete prior year benefits reduced the effective tax rate on profits before tax generated during the three and nine months ended December 31, 2017. For the three and nine months ended December 31, 2018, the effective tax rate decreased when compared to the same periods of the prior year was mainly due to the Toll Charge that was recorded in the three and nine months ended December 31, 2017.
During the second quarter of fiscal year 2019, the Company released its partial valuation allowance against California Research and Development credits. This release was a direct result of the Acquisition, as fewer credits are expected to be generated in California as a percentage of worldwide taxable income in future periods.

During the fiscal quarter ended December 31, 2018, the Company finalized its evaluation and computation of the tax act in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Cuts and Jobs Act. During the fiscal year ended March 31, 2018, the Company recorded a provisional toll charge of $79.7 million. During the second quarter of fiscal year 2019, the Company made its first payment on the toll charge of $7 million. During the third quarter of fiscal year 2019, the toll charge was finalized resulting in a current quarter tax benefit of $0.8 million. The Company's remaining toll charge liability of $71.9 million will be paid in installments over the next seven years. During the fiscal year ended March 31, 2018, the company recorded a provisional expense of $5.0 million related to state income taxes and foreign withholding taxes for unrepatriated foreign earnings through the Tax Act’s enactment date. During the third quarter of fiscal year 2019, the computation of state and foreign withholding taxes was finalized resulting in the recognition of a tax benefit of $3.2 million. The effect of the SAB 118 measurement period adjustments to the effective tax rates for the three and nine months ended December 31, 2018 was (8.1)% and (2.8)%, respectively. Polycom recorded a toll charge which was paid in October 2018 with the filing of its 2017 tax return.

For the global intangible low-taxed income provisions of the Act, the Company has selected an accounting policy to record related period costs if and when incurred. Included in long-term income taxes payable in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2018 were unrecognized tax benefits of $12.6 million and $25.3 million, respectively, which would favorably impact the effective tax rate in future periods if recognized. The increase is predominantly due to acquired uncertain tax benefits of Polycom. The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense in the condensed consolidated statements of operations.  The accrued interest related to unrecognized tax benefits was $1.4 million and $1.8 million as of March 31, 2018 and December 31, 2018, respectively.  No penalties have been accrued.
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

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended December 31, 2017 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2017	2018	2017	2018
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$(49,504)	$(41,734)	$(10,723)	$(113,971)

Denominator:
Weighted average common shares, basic	32,075	39,314	32,384	37,063
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average common shares-diluted	32,075	39,314	32,384	37,063

Basic earnings (loss) per common share	$(1.54)	$(1.06)	$(0.33)	$(3.08)
Diluted earnings (loss) per common share	$(1.54)	$(1.06)	$(0.33)	$(3.08)

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	968	952	1,107	456

16. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  As part of the Company's recent acquisition of Polycom, it also markets and sells voice, video, and content sharing Unified Communications & Collaboration (“UC&C”) solutions.

With respect to headsets, the Company makes products for use in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles.  Major headset product categories include Enterprise Headsets, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC"), and gaming headsets. The Voice, Video, and Content Sharing Solutions include products like group series video and immersive telepresence systems, desktop voice and video devices, and universal collaboration servers.

Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to the Company's customers.

The following table disaggregates revenues by major product category for the three and nine months ended December 31, 2017 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Net revenues from unaffiliated customers:
Enterprise Headsets	$167,640	$173,479	$485,152	$511,099
Consumer Headsets	58,894	69,665	155,608	181,385
Voice*	—	116,700	—	238,009
Video*	—	85,597	—	171,519
Services*	—	56,228	—	104,035
Total net revenues	$226,534	$501,669	$640,760	$1,206,047
*Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 3, Acquisition, Goodwill, and Acquired Intangible Assets, of the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2017 and 2018. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2017	2018	2017	2018
Net revenues from unaffiliated customers:
U.S.	$106,455	$223,111	$326,360	$570,726

Europe and Africa	73,620	146,388	184,761	338,935
Asia Pacific	27,553	90,162	75,664	204,504
Americas, excluding U.S.	18,906	42,008	53,975	91,882
Total international net revenues	120,079	278,558	314,400	635,321
Total net revenues	$226,534	$501,669	$640,760	$1,206,047

One customer, Ingram Micro Group, accounted for 10.7% and 11.6% of net revenues for the three and nine months ended December 31, 2017 respectively. Two customers, ScanSource and Ingram Micro Group, accounted for 16.4% and 11.5%, respectively, of net revenues for the three months ended December 31, 2018. Two customers, ScanSource and Ingram Micro Group, accounted for 15.0% and 10.9%, respectively, of net revenues for the nine months ended December 31, 2018.

Two customers, D&H Distributors and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable at March 31, 2018. Two customers, Ingram Micro Group and ScanSource, accounted for 19% and 15% respectively, of total net accounts receivable at December 31, 2018.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of the Company's business relates to physical product shipments, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues.

The Company's service revenue is recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 90% of the Company's overall service revenue and are recognized ratably over the contract term which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are provided in relatively even increments and on a daily basis. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied support obligation and recognize service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract, to each identified performance obligation based on stand-alone selling price (“SSP”). A fixed discount is always subject to allocation in this manner. If the transaction price is considered variable, the Company determines if the consideration is associated with one or many, but not all of the performance obligations and allocates accordingly. Judgment is also required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and consider a few characteristics including consideration related to different service types, customer and geography characteristics. The Company uses a single amount to estimate SSP for items that are not sold separately, such as maintenance on term-based licenses. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

As of December 31, 2018, the Company's deferred revenue balance was $179.0 million. As of March 31, 2018, the Company's deferred revenue balance was immaterial. The change is explained by the acquisition of Polycom on July 2, 2018 and the acquired deferred service revenue balances in addition to new service contracts entered into subsequent to the acquisition. During the three months ended December 31, 2018, the Company recognized $37.9 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018:

	December 31, 2018
(in millions)	Current	Noncurrent	Total
Performance obligations	$138.7	$55.4	$194.1

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billing, and any resulting contract asset balances at period end are not considered significant. None of the Company's contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and have considered a constraint accordingly. Provisions for Sales Returns are presented within Accrued Liabilities in the Company's Consolidated Balance Sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of Accounts Receivable unless there is no identifiable right offset, in which case they are presented within Accrued Liabilities on its Consolidated Balance Sheets. Refer to Note 6, Details of Certain Balance Sheet Accounts for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $1.9 million as of December 31, 2018. Amortization of capitalized contract costs for the three and nine months ended December 31, 2018 was immaterial.

17. SUBSEQUENT EVENTS

Dividends

On February 5, 2019 , the Company announced that its Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 8, 2019 to holders of record on February 20, 2019.

Restructuring

On January 9, 2019, the Company committed to a plan of restructuring to continue streamlining the global workforce of the combined company. These actions are expected to result in approximately $10 million of aggregate charges for employee termination costs and other costs associated with the restructuring.

Debt Repayment

On January 31, 2019, the Company prepaid $50 million of its outstanding principal on its term loan facility and expects to make an additional $50 million repayment by the end of the current March quarter.

Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018 and Part II, "Risk Factors" in each of our quarterly report on Form 10-Q for the first and second quarters of fiscal year 2019, filed with the SEC on August 7, 2018 and November 7, 2018, respectively, each of which could materially affect our business, financial position, or future results of operations.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the nine months ended December 31, 2018, we made payments of approximately $1.7 million on our interest rate swap and recognized $2.0 million within interest expense on the condensed consolidated statement of operations. As of December 31, 2018 we had $0.3 million of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized loss of approximately $5.2 million recorded within accumulated other comprehensive income (loss) as of December 31, 2018. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $1.1 million.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2018 compared to the same period in the prior year. In the three and nine months ended December 31, 2017 and 2018 we generated interest income of $1.4 million and $3.4 million and $0.3 million and $2.2 million, respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and nine months ended December 31, 2017 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2018 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$43.3	$4.3	$(4.3)
GBP	Sell GBP	$11.1	$1.1	$(1.1)
AUD	Sell AUD	$14.7	$1.5	$(1.5)

Cash Flow Hedges

In the nine months ended December 31, 2018, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2018, we had foreign currency put and call option contracts with notional amounts of approximately €68.9 million and £31.9 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.4 million or incur a loss of $7.6 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2018 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$127.3	$1.0	$(6.0)
Put options	$118.4	$7.4	$(1.6)
Forwards	$74.7	$7.2	$(7.2)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2018, we had cross-currency swap contracts with notional amounts of approximately MXN $228.1 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2018 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$11.5	$(1.0)	$1.2

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed with the SEC on May 9, 2018 (the "Form 10-K"), and Part II, "Risk Factors" in each of our quarterly reports on Form 10-Q for the first and second quarters of fiscal year 2019, filed with the SEC on August 7, 2018 and November 7, 2018, respectively, each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the third quarter of fiscal year 2019:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
October 1, 2018 to October 27, 2018	1,877	[5]	N/A	—	1,730,105
October 28, 2018 to November 24, 2018	1,133	[5]	N/A	—	1,730,105
November 25, 2018 to December 29, 2018	135,497	4	$37.35	127,970	1,602,135

1
On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

4	Includes 7,527 shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted

5	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted

OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 2, 2018, the Company’s Board of Directors approved changes to the severance arrangements previously entered into between the Company and its executive officers (“Executive Officers”), including the following named executive officers, Joe Burton, the Company’s President and Chief Executive Officer, Pam Strayer, the Company’s Executive Vice President and Chief Financial Officer, Mary Huser, the Company’s Executive Vice President, Chief Legal and Compliance Officer, Jeff Loebbaka, the Company’s Executive Vice President, Global Sales, and Shantanu Sarkar, the Company’s Executive Vice President, Headset Business Unit.  Under the terms approved by the Board of Directors, immediately prior to a Change of Control (as defined in the existing Change of Control agreements currently in effect) all outstanding unvested shares under performance stock unit awards (“PSUs”) will vest at the greater of target performance or actual performance.  The Company intends to enter into amended and restated agreements or amendments to existing agreements with each of the Executive Officers reflecting the approved changes.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Second Amendment to Employment Agreement dated as of November 5, 2018 between Registrant and Joseph B. Burton					X

10.2	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Pamela Strayer					X

10.3	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Mary Huser					X

10.4	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Jeff Loebbaka					X

10.5	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Shantanu Sarkar					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	XBRL Taxonomy Definition Linkbase Document					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	February 5, 2019	By:	/s/ Pamela Strayer
		Name:	Pamela Strayer
		Title:	Executive Vice President and Chief Financial Officer