Form 10-K
period 2019-03-30
PLANTRONICS INC /CA/
filed 2019-05-17
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 1-12696

Plantronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0207692
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Encinal Street, Santa Cruz, California	95060
(Address of principal executive offices)	(Zip Code)

(831) 426-5858
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered

COMMON STOCK, $0.01 PAR VALUE	PLT	NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $60.30 for shares of the Registrant's common stock on September 28, 2018, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $2,383,431,017.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 28, 2018 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 14, 2019, 39,519,584 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 30, 2019.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 31, 2019

Plantronics®, Poly®, Polycom® and Simply Smarter Communications® are trademarks or registered trademarks of Plantronics, Inc.

DECT™ is a trademark of ETSI registered for the benefit of its members in France and other jurisdictions.

The Bluetooth name and the Bluetooth® trademarks are owned by Bluetooth SIG, Inc. and are used by Plantronics, Inc. under license.

All other trademarks are the property of their respective owners.

PART I

This Form 10-K is filed with respect to our Fiscal Year 2019. Each of our fiscal years ends on the Saturday closest to the last day of March.  Fiscal years 2019, 2018, and 2017 each had 52 weeks and ended on March 30, 2019, March 31, 2018, and April 1, 2017 respectively. For purposes of consistent presentation, we have indicated in this report that each fiscal year ended "March 31" of the given year, even though the actual fiscal year end was on a different date.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our expectations for the impact of the Acquisition as it relates to our strategic vision and additional market opportunities for our combined hardware and services offerings, (ii) our beliefs regarding the key factors of our customers' purchasing decisions, drivers for customers' solutions adoption, and the ability of our solutions to provide our users with the versatility and convenience they desire, (iii) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, (iv) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions, (v) our beliefs regarding the mobile headset category, (vi) our beliefs regarding the service and support offerings and their impact on customer relationships, (vii) our beliefs concerning the factors required to be successful and competitive in the markets we serve and our assessments of our ability to compete, (viii) our beliefs regarding our product development requirements, capabilities and intellectual protection efforts, (ix) our expectations for sales market expansion and sales channel growth, (x) our belief regarding the value of backlog information, (xi) our belief regarding our compliance with manufacturing, operational and materials usage laws and regulations, (xii) regarding future enterprise growth drivers, (xiii) our expectations regarding the impact of UC&C on headset adoption and how it may impact our investment and partnering activities, (xiv) our expectations for new and next generation product and services offerings, (xv) our intentions regarding the focus of our sales, marketing and customer services and support teams, (xvi) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xvii) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xviii) our future tax rate and payments related to unrecognized tax benefits, (xix) our anticipated range of capital expenditures for the remainder of Fiscal Year 2020 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xx) our ability to pay future stockholder dividends or repurchase stock, (xxi) our expectations regarding our debt obligations and our ability to draw funds on our credit facility as needed, (xxii) the sufficiency of our capital resources to fund operations, and other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, Open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services.  On July 2, 2018, we completed our acquisition (the “Acquisition”) of all the issued and outstanding shares of capital stock of Polycom, Inc. (“Polycom”), see "ACQUISITION" section for further details.

Our major product categories are Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming; Voice, Video, and Content Sharing Solutions, which includes Open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers, and microphones. Our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS")

environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally and naturally. In addition, we have comprehensive Support Services including support on our solutions and hardware devices, as well as professional, hosted, and managed services.

We sell our Enterprise products through a high-touch sales team and a well-developed global network of distributors and channel partners including value-added resellers (VARs), integrators, direct marketing resellers (DMRs), service providers, and resellers. We sell our Consumer products through both traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  We have well-established distribution channels in the Americas, Europe, Middle East, Africa, and Asia Pacific where use of our products is widespread.

The Company was originally founded and incorporated as Plantronics in 1961 and became a public company in 1994. In March 2019, the Company changed the name under which it markets itself to Poly. Poly is incorporated in the State of Delaware under the name Plantronics, Inc. and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT". We operate our business as one segment.

Our principal executive office is located at 345 Encinal Street, Santa Cruz, California.  Our telephone number is (831) 426-5858.  Our Company website is www.poly.com.

In the Investor Relations section of our website, we provide free access to the following filings: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This access is provided directly or through a link on our website, shortly after these documents are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, documents regarding our corporate governance, code of conduct, and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

ACQUISITION

On July 2, 2018, we completed our acquisition of all the issued and outstanding shares of capital stock of Polycom for approximately $2.2 billion in stock and cash. As a result, on that date we became a leading global provider of open, standards-based UC&C endpoints for voice, video and content sharing solutions, as well as a comprehensive line of support and services for the workplace under the Polycom brand.

The Acquisition was consummated in accordance with the terms and conditions of the Stock Purchase Agreement (the “Purchase Agreement”), dated March 28, 2018, among the Company, Triangle Private Holdings II, LLC (“Triangle”), and Polycom. The Acquisition supports the Company's long-term strategic vision of becoming a global leader in communications and collaboration endpoints and allows us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints. As such, we believe the Acquisition better positions us with our channel partners, customers, and strategic alliance partners to pursue comprehensive solutions to communication challenges in the marketplace.

Our consolidated financial results for the Fiscal Year ended March 31, 2019, include the financial results of Polycom from July 2, 2018. For more information regarding the Acquisition, refer to Note 4, Acquisition, of the accompanying Notes to Consolidated Financial Statements.

MARKET INFORMATION

General Industry Background

Poly operates predominantly in the unified communications industry and focuses on the design, manufacture, and distribution of headsets, voice, video and content sharing solutions as well as a comprehensive line of support and service solutions to ensure customer success. We develop enhanced communication products for offices and contact centers, mobile devices, Open SIP desktop phones, PCs and gaming consoles. Currently, we offer our services under the Poly, Plantronics and Polycom brands, and also offer select products under the brand Poly. Our Consumer gaming headsets are sold under the sub-brand RIG.

We believe the proliferation of communications and collaboration applications across much of people's daily lives makes efficiency, ergonomic comfort, ease of use, interoperability, and safety key factors for our customers' purchasing decisions. We believe important drivers for the adoption of our solutions include:

•	expansion of business applications and ecosystems with integrated web-based video and content collaboration that demand interoperability;

•	virtualization and accelerated adoption of private, public, and hybrid clouds and the resulting customer desire for cloud management tools;

•	ease of use and ease of deployment;

•	global growth of open office environments, small conference and huddle rooms, and the number of mobile and remote workers, with video as a preferred method of communication;

•	adoption of UC&C by small and medium-sized business (SMBs); and

•	continued commitment by organizations and individuals to reduce their expenses and carbon footprint by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

We leverage state-of-the-art technologies in our solutions that can be easily used in conjunction with our strategic partners' tools and common communication platforms in both personal and enterprise settings. The increased adoption of technologies such as UC&C, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), Digital Enhanced Cordless Telecommunications (“DECT™”), and Video-as-a-Service ("VaaS"), each of which is described below, has contributed to increased demand for our solutions:

•
UC&C is the integration of voice, data, chat, and video-based communications systems enhanced with software applications and Internet Protocol (IP) networks.  It includes more traditional unified communications consisting of on-premise IP telephony, such as e-mail, instant messaging, presence information, audio and video conferencing, and unified messaging; and more modern team collaboration consisting of cloud-based persistent chat and team workspaces, integrated UC and application integrations; as well as browser-based online meetings consisting of integrated audio, video, and web conferencing. UC&C seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.

•
Bluetooth wireless technology is a short-range communications protocol intended to replace the cables connecting portable and fixed devices while maintaining high levels of security.  The key features of Bluetooth technology are ubiquity, low power, and low cost.  The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other.  Bluetooth standard has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.

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

•	DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms which improve transmission quality.

•	DECT is a wireless communications technology that optimizes audio quality, lowers interference with other wireless devices, and digitally encrypts communication for heightened call security.

•	Video-as-a-Service (VaaS) is the delivery of multiparty or point-to-point videoconferencing capabilities over an IP network by a managed service provider.

Solutions

UC&C audio and video solutions continue to represent our primary focus area. We believe our portfolio of solutions, which combines hardware with highly innovative sensor technology and software functionality, provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how people can be reached. In addition, we recognize the importance of supporting increasingly popular remote and mobile work styles that are more prevalent in UC&C environments and the trend toward open plan offices which causes unique noise challenges for office-based work styles. We believe we are still early in the UC&C solutions market adoption cycle and that UC&C systems will become more commonly adopted by enterprises to reduce costs and improve collaboration. We believe our solutions will be an important part of the UC&C environment through the offering of contextual intelligence, a full portfolio of products designed according to quantitatively researched global work styles, and a unique software-as-a-service solutions such as Plantronics Manager Pro and Polycom Device Management Service (PDMS).

Our products enhance communications by providing the following benefits:

•
Smarter Working capability through seamless communications and high-quality audio across a mobile device, desk phone, and PC with a single audio endpoint which allows users to communicate from a wide array of physical locations and increases productivity when away from a traditional office environment

•	Face-to-face communication over high quality video devices that bring people together to share ideas and make decisions in a low-cost and highly efficient manner

•
Devices that are not dependent on a specific platform but can easily connect to the majority of UC&C platforms in the market today, giving customers peace of mind and investment protection for the future

•
Sensor technology that allows calls to be answered automatically when the user wears the headset, switches the audio from the headset to a mobile device when the user removes the headset and, with some softphone applications, updates the user's presence

•	A convenient means for connecting various applications and voice networks, whether between land lines and mobile devices, or between PC-based communications and other networks

•
Best-in-class audio quality that provides clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, HD Voice, acoustic fencing and more

•	Simple user interfaces which enable rapid user adoption and drives product loyalty and differentiation

•
Wireless freedom and multi-tasking benefits, allowing people to be on calls without cords or cables, and to easily switch from public to private spaces, and to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	UC integration of telephony, mobile technologies, cloud-based communications, and PC applications, while providing greater privacy than traditional speakerphones

•	Cloud-based management for service providers to remotely monitor and maintain equipment thus reducing support times and costs for their customers

•	Generating analytics related to headset and desk phone usage, communications quality, conversational dynamics, and other similar data our customers desire

•	Voice command and control that allow people to take advantage of voice dialing and/or other voice-based features to make communications and the human/electronic interface more natural and convenient

Product Categories

Our audio and video solutions are designed to meet the needs of open offices (such as cubicles for knowledge workers and contact centers), meeting rooms (from huddle rooms to boardrooms), mobile workers (using laptops, mobile phones, and tablets in or out of the office), back-offices (for management, monitoring and analytics of our systems), PC and gaming, residential, and other specialty applications.  We serve these markets through our product categories listed below.

Enterprise Headsets

Within our Enterprise Headsets product category, we offer a broad range of communications audio solutions, including high-end, ergonomically designed headsets, audio processors, and other contact center systems.  Our end-users are comprised of enterprise employees and small office, home office, contact center, and remote workers. Growth in this market comes from increasing deployment of UC&C solutions and growing awareness of the benefits of using headsets and wireless solutions.

Contact centers are some of our most mature customers and have begun to adopt cloud applications and services as an enabler for digital transformation to support an omni-channel model for customer interaction that can also include the deployments of softphones and web-based UC&C capabilities to help improve productivity and reduce costs.

Consumer Headsets

We believe the mobile headset category will continue to grow as individuals use the technology for both communications and entertainment.

Revenues from our Consumer Headsets product category are seasonal and typically strongest in our third fiscal quarter, which includes the holiday shopping season. Other factors that directly impact performance in the product category include product life cycles (including the introduction and pace of adoption of new technology), market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors.

We also sell gaming and computer audio headsets, sold under our RIG sub-brand, used for interactive on-line and console gaming, that allow users to switch between music and phone calls for multi-functional devices.

In an effort to align our strategy and focus on our core enterprise markets, we announced on May 7, 2019 that we intend to evaluate strategic alternatives for our Consumer Headset products. We have not yet determined the timing, structure, or financial impact of any potential transaction.

Voice, Video, and Content Sharing Solutions

Our Voice products include Open SIP Desktop Phones, which aid both traditional and diverse small-to-medium business and enterprise environments in their UC&C transitions, and conference phones, such as the Polycom Trio line of conference phones. Our Desktop Phone devices extend clear HD voice to desktops, home offices, mobile users, and branch sites. Sales of our Desktop Phones are largely driven from a growing cloud Service Provider channel and strategic partnerships with ecosystem and platform partners seeking to add familiar, but evolved telephony offerings, to meet a wide range of hardware-based voice and video demands. The Polycom Trio line of conference phones is a collaboration hub that has a modular approach to high quality audio, video and content sharing solution for rooms of all sizes. Audio only versions of the Polycom Trio are available in multiple sizes and price points. Trio supports native Microsoft Teams and Skype for Business interfaces as well as connectivity to multiple popular voice and video platforms.

Our Video products consist of The RealPresence Group Series solutions, which comprises a portfolio of high-performance, integrator-ready, and easy-to-use room and immersive telepresence video conferencing systems, as well as the Polycom Studio, our new plug and play video bar and first product in the rapidly growing huddle room video market. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference.

For customers that prefer an on-premises video infrastructure solution, our RealPresence Clariti solution offers a powerful collaboration software platform through which customers can create audio, video, and content collaboration sessions that can connect with any device from anywhere. The platform also provides best in class interoperability that allows any standards-based endpoint to connect into Microsoft Skype or Teams platforms without having to replace their endpoint investments. We also offer a suite of complementary cloud services that aid management of collaboration endpoints and enable third party cloud services on our devices.

Services Solutions

We offer a full range of support, professional, managed and cloud services and solutions to customers on a global basis. We provide these services directly, as well as through our worldwide ecosystem of channel partners. We believe our service and support are critical components of customer success and create a platform for stronger customer relationships. We offer a full suite of professional services that allow customers to plan, deploy, and optimize solutions in a UC&C environment. By engaging at all points in this process, we and our partners help customers accelerate deployment, adoption, of UC&C and maximize their Return-On-Investment (ROI). For the ongoing support of end-user customers, we provide maintenance services that include Technical Assistance Center support, software upgrades and updates, parts exchange, on-site assistance, and direct access to engineers for real-time resolution. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

FOREIGN OPERATIONS

In Fiscal Years 2017, 2018, and 2019, net revenues outside the U.S. accounted for approximately 45%, 49%, and 53%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, adverse global economic conditions, and potential currency restrictions.  The impact to consolidated net revenues resulting from changes in foreign exchange rates was not material in Fiscal Year 2019.

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, and Australian Dollar ("AUD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for Fiscal Year 2020, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts generally secured 12 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

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

We compete broadly in the UC&C market, where we have multiple competitors (depending on the product line) on a global basis. These competitors include, Cisco Systems, Inc., Avaya Inc., ClearOne Communications, Inc., Huawei Technologies Co., Ltd., Logitech International S.A., GN Netcom, LifeSize Inc., Snom Technology GmbH, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink Network Technology Co., Ltd., ZTE Corporation, Grandstream Networks, Aver Information, Inc., Sennheiser Communications and others. In some cases, we also cooperate and partner with these companies in programs and various industry initiatives.

One of our primary competitors in the Enterprise Headsets and Consumer Headsets areas and, to a lesser extent, in the gaming and PC audio areas is GN Netcom, a subsidiary of GN Store Nord A/S., a Danish telecommunications conglomerate.  In addition, Motorola, Samsung, and LG are significant competitors in the consumer mono Bluetooth headset category. Sennheiser Communications and regional companies are competitors in the computer, office, and contact center categories, while Apple, Skullcandy, Logitech, Bose, and LG are competitors in the stereo Bluetooth headset category.  In addition, Turtle Beach, Skullcandy, Logitech, and Razer are competitors in the gaming category.

Our main competitors in the Voice and Video categories consists of both larger companies, such as Cisco Systems, with substantial financial resources and more sizable sales, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their solutions, and smaller niche competitors. Our strategy of offering a best-in-class complete portfolio of UC voice and video endpoints faces challenges from competitors, who create end-to-end service and endpoint solutions, as well as low cost competitors in specific categories, or other industry players, who are potentially able to develop unique technology or compete in a specific geography.

For Services, some of our partners resell our maintenance and support services, while others sell their own branded services. To the extent that channel partners sell their own services, these partners compete with us; however, they typically purchase maintenance contracts from us to support these services. As we expand our professional services offering, we may compete more directly with partners in the future.

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Understanding emerging trends and new communication technologies, such as UC&C and VaaS, and our ability to react quickly to the opportunities they provide

•	Alliances and integration/compatibility with major UC&C vendors

•	Ability to design, manufacture, and sell products that deliver on performance, style, ease-of-use, comfort, features, sound quality, interoperability, simplicity, price, and reliability

•	Ability to create and monetize software solutions that provide management and analytics and allow business to improve IT and employee performance through insights derived from our analytics.

•	Brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Global reach, including effective and efficient distribution channels

We believe our products and strategy enable us to compete effectively based on these factors.

RESEARCH AND DEVELOPMENT

The success of our new products is dependent on several factors, including identifying and designing products that meet anticipated market demand before it has developed and as it matures, timely development and introduction of these products, cost-effective manufacturing, quality and durability, acceptance of new technologies, and general market acceptance of the products we develop.  See further discussion regarding our business risks associated with our manufacturers under the risk titled, "We face risks associated with developing and marketing our products, including new product development and new product line" within Item 1A Risk Factors in this Form 10-K.

Historically, we have conducted most of our research, development, and engineering with an in-house staff and a limited use of contractors.  Key locations for our research, development, and engineering staff are in the U.S., Mexico, China, and India.

During Fiscal Year 2019, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging trends.  Our goal is to bring the right products to customers at the right time utilizing best-in-class development processes.

The products we develop require significant technological knowledge and the ability to rapidly develop the products in intensely competitive and transforming markets. We believe our extensive technological knowledge and portfolio of intellectual property gives us a competitive advantage. We furthermore continually strive to improve the efficiency of our development processes through, among other things, strategic architecting, common platforms, and increased use of software and test tools.

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing global customer support and service.  To support our partners in the Enterprise market and their customers' needs, we have a well-established, two-tiered distribution network in the Americas, Europe, Middle East and Africa, and Asia Pacific regions and, in select markets, direct resellers.

Our global channel network includes enterprise distributors, direct and indirect resellers, retailers, network and systems integrators, service providers, traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.

Our distributors, direct and indirect resellers, system integrators, managed service providers, e-commerce partners, telephony and computer equipment providers resell our commercial headsets and endpoint products. Wireless carriers, retailers, and e-commerce partners also sell our consumer headsets as Plantronics branded products. As we expand into new markets and product categories, we expect to build relationships in new distribution and marketing models.

In addition, we have built a strong foundation of alliance partners, which allow existing and future distribution and reseller partners to sell into Microsoft, Zoom, Google and other service provider environments. Our commercial distribution channel maintains an inventory of our products.  Our distribution of specialty products includes retail, government programs, customer service, hospitality and healthcare professionals. Plantronics branded consumer headsets are sold through retailers to corporate customers, small businesses, and individuals who use them for a variety of personal and professional purposes.  Revenues from this channel are seasonal, with our third fiscal quarter typically being the strongest quarter due to holiday seasonality.

Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively. Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of consolidated net revenues in Fiscal Year 2019. One customer, Ingram Micro Group, accounted for 10.9% of consolidated net revenues in Fiscal Years 2018 and 2017.

Some of our products may also be purchased directly from our website at www.poly.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, Asia Pacific, Middle East, and Latin America regions

•	Laem Chabang, Thailand, which provides logistics services for products shipped to customers in our Asia Pacific regions

•	Moerdijk, Netherlands, which provides logistics services for products shipped to customers in our Europe and Africa regions

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe and Africa regions

•	Beijing and Suzhou, China, which provide logistics services for products shipped to customers in Mainland China

•	Melbourne, Australia, which provides logistics services for products shipped to the retail channel in Australia and New Zealand

•	San Diego, United States, which provides logistics services for products shipped to customers in the Americas Region

With respect to the above locations, we use third party warehouses in the Czech Republic, Thailand, Netherlands, Beijing, and
Australia. We operate warehouse facilities in Mexico, San Diego and Suzhou.

BACKLOG

We have a “book and ship” business model whereby we fulfill most orders within 48 hours of receipt. As a result, our net revenues in any fiscal year depend primarily on orders booked and shipped in that year. In addition, our backlog is occasionally subject to cancellation or rescheduling by customers on short notice with little or no penalty.  Therefore, there is a lack of meaningful correlation between backlog at the end of a fiscal year and the following fiscal year's net revenues. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in net revenues. Consequently, we do not believe that backlog information is material to an understanding of our overall business.

MANUFACTURING AND SOURCES OF MATERIALS

Our manufacturing operations consist primarily of assembly, testing, and packaging, which are performed in our facility in Tijuana, Mexico.  We outsource the manufacturing of most of our Bluetooth products to third party manufacturers in China. We also outsource the manufacturing of a number of our other products to third parties, typically in China and other countries in Asia.  For a further discussion of the business risks associated with our manufacturers see the risk titled, “We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside of U.S. which creates manufacturing and management risks that may limit our ability to timely and cost effectively deliver products to customers and thereby adversely impact our revenues or profitability” within Item 1A Risk Factors in this Annual Report on Form 10-K.

We purchase the components for our Headset products primarily from suppliers in Asia, Mexico, and the U.S., including proprietary custom integrated circuits, electrical and mechanical components, and sub-assemblies.  A majority of the components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a number of sole-source suppliers.

We subcontract the manufacturing of most of our voice and video products to Celestica Inc. (“Celestica”), Askey Computer Corporation (“Askey”), Foxconn Technology Group (“Foxconn”), Pegatron Corporation (“Pegatron”), and VTech Holdings Ltd (“VTech”). These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and Laos, and Askey’s, Foxconn’s, Pegatron’s, and VTech’s facilities in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Thailand, the Netherlands, and the United States, and in some cases, direct to channel partners. The key components of our UC Platform products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China and Celestica Thailand. These UC Platform products are distributed directly to end users from these manufacturing locations.

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

ENVIRONMENTAL MATTERS

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process.  We believe that our current manufacturing and other operations comply, in all material respects with applicable environmental laws and regulations. We are required to comply, and we believe we are currently in compliance with the European Union (“EU”) and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements.  Additionally, we believe we are compliant with the RoHS initiatives in China and Korea; however, it is possible that future environmental legislation may be enacted, or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. See further discussion of our business risks associated with environmental legislation under the risk titled, "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within Item 1A Risk Factors of this Form 10-K.

INTELLECTUAL PROPERTY

We obtain patent protection for our technologies when we believe it is commercially appropriate.  As of March 31, 2019, we had approximately 1,450 worldwide utility and design patents in force, expiring between calendar years 2019 and 2044.

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

We own trademark registrations in the U.S. and in a number of other countries, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with our Poly brand name and certain new products and product features, and we may seek copyright protection when and where we believe appropriate.  We also own a number of domain name registrations and intend to seek more as appropriate.  We furthermore attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with our employees, consultants, customers, and suppliers. See further discussion of our business risks associated with intellectual property under the risk titled "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management’s time from our business."

EMPLOYEES

On March 31, 2019, we employed approximately 7,490 people worldwide, including approximately 3,005 employees at our shared services facility in Tijuana, Mexico.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the table below is certain information regarding the executive team of the Company:

NAME	AGE	POSITION
Joe Burton	54	President and Chief Executive Officer
Charles D. Boynton	51	Executive Vice President, Chief Financial Officer
Mary Huser	55	Executive Vice President and Chief Legal and Compliance Officer
Jeff Loebbaka	57	Executive Vice President, Global Sales
Tom Puorro	45	Executive Vice President, General Manager Products

Mr. Burton joined the Company in 2011 as Senior Vice President of Engineering and Development and Chief Technology Officer and was promoted to various positions including Executive Vice President and Chief Commercial Officer before being named President and Chief Executive Officer and appointed to our Board of Directors in 2016. Prior to joining the Company, Mr. Burton held various executive management, engineering leadership, strategy, and architecture-level positions. From 2010 to 2011, Mr. Burton was employed by Polycom most recently as Executive Vice President, Chief Strategy and Technology Officer and, for a period of time, as General Manager, Service Provider concurrently with his technology leadership role. From 2001 to 2010, Mr. Burton was employed by Cisco Systems, Inc., a global provider of networking equipment, and served in various roles with increasing responsibility including Vice President and Chief Technology Officer for Unified Communications and Vice President, SaaS Platform Engineering, Collaboration Software Group. He holds a Bachelor of Science degree in Computer Information Systems from Excelsior College (formerly Regents College) and attended the Stanford Executive Program.

Mr. Boynton joined the Company in 2019 as Executive Vice President, Chief Financial Officer.  Prior to joining the Company, Mr. Boynton served as Executive Vice President and Chief Financial Officer of SunPower Corporation, a global energy company and provider of solar power solutions, from March 2012 to May 2018 and continued as an Executive Vice President until July 2018. Mr. Boynton also served as the Chairman and Chief Executive Officer of 8point3 General Partner LLC, the general partner of 8point3 Energy Partners LP, from March 2015 to June 2018. He also served as SunPower’s Principal Accounting Officer from October 2016 to March 2018. In March 2012, Mr. Boynton served as SunPower’s Acting Chief Financial Officer and from June 2010 to March 2012 he served as SunPower’s Vice President, Finance and Corporate Development, where he drove strategic investments, joint ventures, mergers and acquisitions, field finance and financial planning and analysis. Before joining SunPower in June 2010, Mr. Boynton was the Chief Financial Officer for ServiceSource, LLC from April 2008 to June 2010. Earlier in his career, Mr. Boynton held key financial positions at Intelliden, Commerce One, Inc., Kraft Foods, Inc., and Grant Thornton, LLP. Mr. Boynton is a Member FEI, Silicon Valley Chapter. Mr. Boynton earned his master’s degree in business administration at the Kellogg School of Management at Northwestern University and holds a Bachelor of Science degree in Accounting from the Kelley School of Business at Indiana University Bloomington.

Ms. Huser joined the Company in March 2017 as Senior Vice President, General Counsel and Corporate Secretary and was promoted to Executive Vice President and Chief Legal and Compliance Officer in July 2018. Prior to joining the Company, Ms. Huser served as Vice President, Deputy General Counsel at BlackBerry, a mobile-native security software and services company, and General Counsel of its Technology Solutions division from 2013 to 2014 and again during 2016 until she joined the Company. Before BlackBerry, during 2015, Ms. Huser was Senior Vice President, Legal for McKesson Corporation, a global healthcare supply chain, retail pharmacy, specialty care and information technology company. Prior to that time, she was a partner, office managing partner and practice group leader at Bingham McCutchen LLP, an international law firm, from 1988 to 2007 and again from 2010 to 2013. Ms. Huser also served as Vice President, Deputy General Counsel of eBay, Inc., an online global commerce leader, from 2008 to 2010. Ms. Huser graduated from the University of Wisconsin - Madison, with a Bachelor of Business Administration, Accounting and Marketing and holds a Juris Doctorate from Stanford Law School.

Mr. Loebbaka joined Plantronics in October 2017 as Senior Vice President, Global Sales and was promoted to Executive Vice President Global Sales in July 2018. Prior to joining Plantronics, from March 2016 to June 2017, Mr. Loebbaka served as Chief Commercial Officer at Spruce Finance, Inc., a consumer finance company. Before Spruce Finance, he served as Senior Vice President, Global Sales, Marketing and Service, at Enphase Energy, an energy management and solutions technology company, from 2010 to 2015. Previously, he held roles of ever increasing responsibility in sales and marketing at Seagate Technology, PLC, an industry leading company focused on core elements of data storage in the enterprise and consumer markets, including Senior Vice President of Europe, Middle East and Africa and earlier as a Senior Vice President of Global Channel Sales and Corporate Marketing. Mr. Loebbaka has also held General Manager and other senior sales and marketing management roles at Adaptec, a computer storage products company, Brunswick Corporation, a leading global designer, manufacturer and marketer of recreation products company, and Apple, Inc., a multinational technology company. Mr. Loebbaka holds an MBA from The Kellogg School of Management at Northwestern University and a Bachelor of Science degree in Mechanical Engineering from the University of Illinois at Urbana-Champaign.

Mr. Puorro joined the Company as Executive Vice President, General Manager Group Systems in December 2018 and in May 2019 was promoted to his current position. Prior to joining the Company, Mr. Puorro served in a variety of ever increasing roles at Cisco Systems, Inc., a global provider of networking equipment, during two separate periods from 2000 to 2007 and thereafter from September 2009 to December 2018.  During his most recent employment ending in 2018, Mr. Puorro was employed as Vice President and General Manager of Unified Communications Technology Group from October 2014 to December 2018, Senior Director of Engineering from August 2011 to September 2014, and Senior Director, Product Management/Development from October 2009 to July 2011.  Mr. Puorro has also worked at Microsoft Corporation, a developer of computer software, consumer electronics, personal computers, and related services from August 2007 to September 2009.

Executive officers serve at the discretion of the Board of Directors.  There are no family relationships between any of the directors and executive officers of the Company.

ITEM 1A.  RISK FACTORS
YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE MATERIALLY HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

The failure to successfully integrate the business and operations of Polycom in the expected time frame and achieve the expected synergies may adversely affect the business and financial results of the combined company.

We believe the acquisition of Polycom, which was completed on July 2, 2018, will result in certain benefits, including acceleration and expansion of our market opportunities, creation of a broad portfolio of communications and collaboration endpoints, significant expansion of services offerings, accretion to diluted earnings per common share, and significant operational efficiencies and cost synergies. However, our ability to realize these anticipated benefits depends on the successful integration of the two businesses. The combined company may fail to realize the anticipated benefits of the acquisition for a variety of reasons, including the following:

•	the inability to integrate the businesses in a timely and cost-efficient manner or do so without adversely impacting revenue, operations, including new product launches and cash flows;

•	expected synergies or operating efficiencies may fail to materialize in whole or part, or may not occur within expected time-frames;

•
the failure to successfully manage relationships with each company’s historic customers, resellers, end-users, suppliers and strategic partners and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);

•
the failure or inability to timely and efficiently integrate network infrastructures including pricing and ordering systems without materially adversely impacting the timing and processing of orders which could harm our relationships with suppliers, vendors, customers and end users;

•
the failure to accurately estimate the potential markets and market shares for the combined company’s products, the nature and extent of competitive responses to the acquisition and the ability of the combined company to achieve or exceed projected market growth rates;

•	the inability to attract key personnel or to retain key personnel with unique talents, expertise or background knowledge as a consequence of both voluntary and involuntary employment actions;

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

•
negative effects on the market price of our common stock as a result of the transaction, particularly in light of the amount of debt incurred, our ability to timely pay down such debt, restrictions placed on our operations as result of covenants related to the debt, as well as the number of shares of our stock issued in the transaction and any subsequent sales of that stock by the seller, and forecasts and expectations of analysts;

•
failures in our financial reporting including those resulting from system implementations in the context of the integration, our ability to report or forecast financial results of the combined company and our inability to successfully discover and assess and integrate into our reporting system, any of which may adversely impact our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies;

•	difficulties integrating professional services revenue streams with historic hardware sales and subscription services without adversely impacting revenue recognition;

•
the potential impact of the transaction on our future tax rate and payments based on our global entity consolidation efforts and our ability to quickly and cost effectively integrate foreign operations;

•	the challenges of integrating the supply chains of the two companies; and

•	the potential that our due diligence did not fully uncover the risks and potential liabilities of Polycom.

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

Competition in each of our markets is strong, and our inability to compete effectively could significantly harm our business and results of operations.

We face strong competition in the Americas, E&A, and APAC in all of the markets for our products, solutions and services. Market leadership changes may occur as a result of numerous factors, including new product and technology introductions, new market participants, pricing pressure on average selling prices and sales terms and conditions, and related to product performance and functionality. For a further description of our competitors and the markets in which we compete, see Item 1, Business, in this Form 10-K.

Our competitive landscape continues to rapidly evolve as the industry moves into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary or closed architectures, that may block or limit our ability to compete in certain markets. Many of our competitors are larger, offer broader product lines, may integrate their products and solutions with communications solutions, devices, and adapters manufactured or provided by them or others, offer products or solutions incompatible with our products, have established market positions, and have substantially greater financial, marketing, and other resources; all of which may increase pressure to reduce our pricing, increase our spending on sales and marketing, or both, which would correspondingly have a negative impact on our revenues and operating margins.
We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C endpoint solutions that employ new technologies or new combinations of technologies.
Further, the commoditization of certain headset and videoconferencing products is leading to the availability of alternative, lower cost competitive products targeted to enterprises, consumers and small businesses, which could harm sales.  If we do not distinguish our products, through distinctive, technologically advanced features and designs, as well as continue to build and strengthen our brand recognition, our products may become commoditized.  In addition, failure to effectively market our products could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
We also face competition from companies, principally located in or originating from the Asia Pacific region, offering low cost products, including products modeled on, direct copies of, or counterfeits of our products. Online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low-cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If product prices are substantially reduced by new or existing market participants, our business, financial condition, or results of operations could be materially and adversely affected.
Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition, which could adversely affect our business and future results of operations.
Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and can result in increased downward pressure on our product prices. As a result, competition with larger combined companies with significantly greater financial, sales and marketing resources, a larger channel network and expanded product lines is a constant threat to our market share and revenues. Competitors can sell their communications solutions product lines in conjunction with proprietary network equipment or platform technology as a complete solution, making it more difficult to compete against them or to ascertain pricing on competitive products. In addition, some competitors may use their strengths in adjacent markets to foreclose competition in the UC&C solutions market. In some cases, proprietary solutions may also preclude our competitive products from being fully interoperable with our competitors' endpoints, infrastructure and/or network products.

Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors may cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Adverse or uncertain global and regional economic conditions may materially adversely affect us.

Our operations and financial performance are dependent on the global and regional economies as well as industry specific trends and events. Uncertainty regarding future economic conditions and the markets into which we sell make it challenging both in the near and long-term to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States in comparison to other geographic and economic regions, pressure on economic growth in Europe, uncertain growth prospects in the Asia Pacific and Latin America regions, as well as actual or potential geopolitical conflicts and their short and long-term economic impact, increase the uncertainty and unpredictability for our business as consumers, businesses and governmental agencies periodically and often unpredictably postpone or forego spending. A global economic downturn, changes in the industries in which we sell our products, or erratic or declining business or governmental spending or hiring have in the past and may again in the future reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations.

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

Additionally, our customers suffer from their own economic challenges. If global or regional economic conditions deteriorate, whether in general or in specific markets, customers may demand pricing accommodations, delay payments, delays or curtail prior deployment plans, or become insolvent. It is impossible to reliably determine if and to what extent customers may suffer, whether we will be required to adjust our prices or face collection issues with customers or if customer bankruptcies will occur.

Our operating results are difficult to predict, and fluctuations may cause volatility in the trading price of our common stock.
Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:

•	variations in the volume and timing of orders received during each quarter;

•	our ability to execute on our strategic and operating plans;

•
shifts in the timing, size and types of products ordered, as well as the mix of products and services, and the geographic locations of the customers placing orders, any of which could impact gross margins depending on the various margins of the products and services ordered and foreign currency exchange rates on both revenues and expenses;

•	the timing of customers' sales promotions and campaigns or variations in sales rates by our channel partner customers to their customers;

•
changes to our channel partner programs, contracts, pricing and go to market strategies that could: (i) result in a reduction in the number of channel partners; (ii) adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels; or (iii) cause more of our channel partners to add our competitors’ products to their portfolios;

•	the timing of large end customer deployments, including UC&C infrastructure;

•	the timing and market acceptance of new product introductions by us and our competitors and obsolescence or discontinuance of existing products;

•	competition, including pricing pressure, product features and functionality, by us, our competitors or our customers;

•	the level and mix of inventory that we hold to meet future demand;

•	changes to our global organization and retention of or changes in key personnel;

•
changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations;

•	failure to timely introduce new products within projected costs and reduce costs as production increases;

•	changes in technology and desired product features, including whether those changes occur as and when anticipated;

•	general economic conditions in the U.S. and our international markets, including foreign currency fluctuations;

•	seasonality, particularly as related to our retail channels during the December holiday season and our enterprise customers during our second fiscal quarter, particularly in Europe;

•	customer cancellations and rescheduling;

•	the impact of changing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	investments in and the costs associated with strategic initiatives;

•	changes in the underlying factors and assumptions used in determining stock-based compensation; and

•	changes in accounting rules or their interpretation.
As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price will likely decline. Financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty, and if the transitions in our markets accelerate, our ability to forecast becomes more difficult.

We have incurred significant indebtedness to finance the acquisition of Polycom, which will decrease our business flexibility and increase borrowing costs, which may adversely affect our operations and financial results.

Prior to the acquisition of Polycom, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association. In connection with the acquisition of Polycom, we borrowed an additional $1.275 billion, which was financed through a senior secured term loan bearing interest at LIBOR plus 250 bps maturing in July 2025 (the “Credit Agreement”) and replaced our existing line of credit agreement with a secured credit agreement. As a result, upon completion of the acquisition we increased our indebtedness in an amount materially greater than historical levels. The financial and other covenants in the Credit Agreement, our increased indebtedness and our higher debt-to-equity ratio have the effect, among other things, of:

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

•	limiting our ability to borrow additional funds or to borrow funds at rates and terms we find acceptable; and

•	limiting our ability to repay or refinance the then-outstanding principal balance of any debt on maturity or to repay or refinance other future indebtedness.
In addition, our failure to comply with the covenants in the Credit Agreement could result in a default under the Credit Agreement and our other debt, which could permit the holders to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay all or any portion of it when due.

Our current debt under the Credit Agreement has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not mitigate, the impact of unfavorable changes in interest rates. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.

In addition, the mandatory debt repayment schedule of the Credit Agreement and the maturity our existing 5.50% Senior Notes in 2023 may negatively impact our cash position, further reduce our financial flexibility, and cause concerns with analysts and investors. Furthermore, any changes by rating agencies to our credit rating in connection with such indebtedness may negatively impact the value and liquidity of our debt and equity securities.

Were any of the risks referenced above or related risks were to occur, our operations and financial results may be materially and adversely impacted.

If we determine that our goodwill has become impaired, we could incur significant charges that would have a material adverse effect on our consolidated results of operations.

As a result of our acquisition of Polycom, the amount of goodwill and purchased intangible assets on our consolidated balance sheet and subject to future impairment testing increased substantially from $15.5 million at the end of fiscal year 2018 to more than $2.2 billion as of the end of the second quarter of fiscal year 2019. Goodwill represents the excess of cost over the fair market value of assets acquired in business combinations.

Goodwill impairment analysis and measurement requires significant judgment on the part of management and may be impacted by a wide variety of factors both within and beyond our control. For instance, any integration process may require significant time and resources, which may disrupt our ongoing business and thereby divert management’s attention from other critical objectives, and we may be unable to successfully manage the integration. Additionally, we may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of the acquisition and integration, including accounting charges as well as any potential impairment of goodwill and intangible assets recognized in connection with any acquisition. Furthermore, fluctuations in the price of our stock, changes in applicable laws and regulations, including any that restrict the activities of Polycom or increase costs, and deterioration of market conditions could unfavorably impact goodwill.

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

In accordance with generally accepted accounting principles, we accounted for the acquisition of Polycom using the purchase method of accounting. Our financial results may be adversely affected by the resulting accounting charges incurred thereby and we expect to incur additional costs associated with combining the operations of the companies, which may be substantial. Additional costs may include: costs of employee redeployment; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. We may be required to account for these costs as expenses that decrease our net income and earnings per share for the periods in which those adjustments are made. For example, for the fiscal year ended March 31, 2019, we recorded $68.7 million in acquisition and integration costs, which consisted primarily of costs for consulting services and other professional fees. The price of our common stock could decline to the extent our financial results are materially or unexpectedly affected by the foregoing charges and costs, or if future charges and costs are larger than anticipated.

Our corporate rebranding could cause confusion and harm our reputation, harming our business and results of operations.

In March 2019 we announced the rebranding of our company as “Poly.” As part of the effort, we adopted a new corporate brand identity and began efforts to promote the relaunch of the combined company. As we adopt and advertise our new brand, our customers, suppliers and the marketplace in general may not embrace the change, or it may cause confusion or it may take time to rebuild our reputation, name recognition and goodwill with our customers, suppliers and end users.  Moreover, our rebranding may adversely impact our ability to import and export products into one of more jurisdictions or create uncertainty with our customers (particularly with their ordering and accounts payable processes), which could harm our sales or delay our collections, thereby adversely affecting our business, financial condition or results of operations.

We face risks associated with developing and marketing our products, including new product development and new product lines.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products, new, lower cost hardware products, development of artificial intelligence and machine learning solutions that may make all or a portion of our products or their functionality obsolete or unnecessary. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues.

The success of our new products depends on several factors, including proper new product definition, product cost, infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales strategies, sales force integration and training, technical and sales support, and field support. As a result, it is possible that investments that we are making in developing new products and technologies may not yield the planned financial results. the failure to successfully and quickly integrate new and unique go to market sales strategies, channel partners and sales forces.

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate and differentiate the value of new offerings over those of our competitors. As the market evolves, our distribution model and channel partners may change as well. During the last few years, we have announced and launched several new product offerings, both independently and jointly with our strategic partners, including new software, hardware and cloud-based solutions, and these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of our new products until they determine their market acceptance, or as they consider a more comprehensive UC&C strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

The communications market shift to fully integrated solutions, cloud-based/hybrid offerings and new business models over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. However, we may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

We may experience delays in product introductions and availability, and our products may contain defects which could seriously harm our results of operations.

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. Our product development groups are dispersed throughout the United States and other international locations such as China and India. As such, disruption due to geopolitical conflicts could create an increased risk of delays in new product introductions.

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages could also cause delays in product delivery and lead to increased costs. Further, some defects may not be detected or cured prior to a new product launch or may be detected after a product has already been launched and may be incurable or result in a product recall. The occurrence of any of these events could result in the failure of a partial or entire product line or a withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others and could harm our reputation and adversely affect future sales of our products.

Any delays for new product offerings recently announced or currently under development, including product offerings for mobile, cloud-based delivery, software delivery or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products, our ability to compete effectively in the market, and our reputation with our customers, and therefore could lead to decreased product sales and could harm our business. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

Product obsolescence or discontinuance and excess inventory can negatively affect our results of operations.

The pace of change in technology development and in the release of new products has increased and is expected to continue to increase, which can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom®RealPresence® One and Polycom® RealPresence® Virtual Edition platform software solutions are dependent on enterprise adoption of software-based video bridging applications. If the software related video bridging market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed.

In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if: (i) the use of new technologies that our future products are based on does not occur; (ii) we do not anticipate shifts in technology appropriately or rapidly enough; (iii) the development of suitable sales channels does not occur, or occurs more slowly than expected; (iv) our products are not priced competitively or are not readily adopted; or (v) the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC hardware and software platform products, such increased demand may not occur, or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for platform software, new hardware products and cloud-based delivery, our business and operating results would be harmed. Further, revenues relating to new product offerings are unpredictable and new products typically have lower gross margins for a period of time after their introduction and higher marketing and sales costs. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the SMB and service provider markets.

Failure to adequately service and support our product offerings could harm our results of operations.

The increasing complexity of our products and associated technologies has increased the need for enhanced product warranty and service capabilities, including integration services, which may require us to develop or acquire additional advanced service capabilities and make additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationships with our outside technical support providers, it could adversely affect our business.

In addition, sales of our immersive telepresence solutions are complex sales transactions, and the end-user customer may purchase an enhanced level of support service from us so as to ensure that its significant investment can be fully operational and realized. This requires us to provide advanced services and project management in terms of resources and technical knowledge of the customer’s telecommunication network. If we are unable to provide the proper level of support on a cost-efficient basis, it may cause damage to our reputation in this market and may harm our business and results of operations.

The success of our business depends heavily on our ability to effectively market our products, and our business could be materially adversely affected if markets do not develop as expected or we are unable to compete successfully.

We regard the markets for UC&C video and audio products as significant long-term opportunities. We believe the implementation of UC&C technologies by large enterprises will be a significant long-term driver of UC&C product adoption, and, as a result, a key long-term driver of our revenue and profit growth. Accordingly, we continue to invest in the development of new products and enhance existing products to be more appealing in functionality and design for the UC&C market; however, there is no guarantee significant UC&C growth will occur, when it might occur, how competitors and partners may impact the development of the markets for UC&C products as they evolve or that we will successfully take advantage of opportunities in the UC&C markets if they do occur.

Our ability to realize and achieve positive financial results from Enterprise product sales, and UC&C sales in particular, could be adversely affected by a number of factors, including the following:

•	as UC&C becomes more widely adopted, competitors may offer solutions that effectively commoditize our headsets, which, in turn, may pressure us to reduce the prices of one or more of our products;

•
major platform providers may increase certification programs that drive certain software services and endpoint management towards their products and services, thereby limiting our ability to compete in certain markets;

•
the market success of major platform providers and strategic partners such as Microsoft Corporation, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, their certification requirements, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s decision to transition from Lync to Skype for Business in early fiscal year 2016, and most recently from Skype for Business to Teams has proved to be a significant market transition that caused end customers to pause their deployment schemes or schedules while they assessed the implications of Microsoft’s decision;

•	failure to timely introduce solutions that are cost effective, feature-rich, stable, durable, and attractive to customers within forecasted development budgets;

•
failure to successfully implement and execute new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works seamlessly and continuously in a wide variety of environments with multiple devices;

•
failure of UC&C solutions generally, or our solutions in particular, to be adopted with the breadth and speed we anticipate. For example, concerns about data privacy and the security of information and data stored over the Internet and wireless security in general, each of which is further enabled by UC&C solutions, including our products, have caused entities in various markets to reassess the data protection compliance and security safeguards of our devices;

•	failure of our sales model and expertise to support complex integration of hardware and software with UC&C infrastructure consistent with changing customer expectations;

•	increased competition for market share, particularly given that some competitors have superior technical and economic resources enabling them to take greater advantage of market opportunities;

•	sales cycles for more complex UC&C deployments are longer as compared to our traditional products;

•	our inability to timely and cost-effectively adapt to changes and future business requirements may impact our profitability in this market and our overall margins; and

•
failure to expand our technical support capabilities to support the complex and proprietary platforms in which our products are and will be integrated as well as increases in our support expenditures over time.

If our investments in, and strategic focus on, enterprise products and UC&C products in particular, do not generate incremental revenue, our business, financial condition, and results of operations could be materially adversely affected.

The markets for our Consumer headset products are volatile and our ability to compete successfully in one or more of these categories is subject to many risks.

Competition in the markets for our Consumer headset products, which consist primarily of Bluetooth headsets, gaming, entertainment and computer audio headsets, is intense and presents significant manufacturing, marketing and operational risks and uncertainties. The risks include the following:

•
the global market for mono Bluetooth headsets continues to decrease. The market for stereo Bluetooth headsets continues to grow, although it remains dominated by lifestyle brands. Our market share has been and is significantly larger in the mono Bluetooth than stereo Bluetooth market and thus far we have been unable to sufficiently increase share in the stereo Bluetooth market to offset decreases in the mono Bluetooth market.

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

Failure to compete successfully in the Consumer headset markets may have an adverse effect on our business, results of operations, and financial condition.

If our own manufacturing facilities and those of our third-party suppliers and sub-suppliers cannot timely deliver sufficient quantities of quality materials and components and finished products, our ability to fulfill customer demand may be adversely impacted and our growth, business, reputation and financial condition may be materially adversely affected.

Our growth and ability to meet customer demand depends in part on our ability to timely obtain sufficient quantities of materials and components as well as finished products of acceptable quality at acceptable prices. We buy materials and components from a variety of suppliers and assemble them into finished products. In addition, certain of our products and key portions of our products lines are manufactured by us at our facility in Tijuana, Mexico and for us by third party original design manufacturers (“ODMs”) and contract manufacturers who obtain materials and sub-components from long and often complex chains of sub-suppliers. The cost, quality, and availability of the services, materials and components and finished products these ODMs, contract manufacturers, and third parties supply are essential to our success.

Our reliance on our manufacturing facility in Tijuana, Mexico, contract manufacturers, ODMs, and third parties involve significant risks, including the following:

•
we rely on suppliers for critical aspects of our business. For instance, we obtain a majority of our Bluetooth headset products from our ODM, Goertek, Inc. and our video products from our contract manufacturer, Celestica. Suppliers such as Goertek and Celestica may choose to discontinue supplying materials and components or finished products to us for a variety of reasons, including conflicting demands from their other customers, availability and price.

•
the accelerating pace of technological advancement by our suppliers and overall market competitiveness frequently makes it more difficult to obtain components in a timely manner and to continue to procure essential components and services like integrated circuits for our products. Any failure to obtain key components to meet our product roadmaps or customer demand may (i) require us to obtain a replacement supply of satisfactory quality which may be difficult, time-consuming, or costly, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing, (iv) require us to make large last-time buys based on speculative long-term forecasts in excess of our short-term needs, holding materials and components or finished products in inventory for extended periods of time, or (v) being unable to meet customer demand. For instance, in fiscal year 2019 the global shortage of MLCC components, a material chip in a number of our products, impacted our ability to timely and completely fulfill orders and increased costs for the chips we were able to procure adversely impacted margins for those of our products incorporating the chips.

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

•
a portion of the materials and components used in our products are provided by our suppliers on consignment. As such, we do not take title to, or risk of loss of, these materials and components until they are consumed in the production process. Our consignment agreements generally allow us to return parts in excess of maximum order quantities at the suppliers’ expense. Returns for other reasons are negotiated with suppliers on a case-by-case basis and are generally immaterial. If we are required or choose to purchase all or a material portion of the consigned materials and components or if a material number of our suppliers refuse to accept orders on consignment, our inventory turn rate may decline or we could incur material unanticipated expenses, including write-downs for excess and obsolete inventory.

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

•
increased reliance upon our manufacturing facility in Tijuana, Mexico may cause disruption to the supply chain and change established supply chain relationships. We believe that a flexible supply chain allows us to effectively respond to customer demands but it also requires continuous improvement efforts involving management, production employees, and suppliers. If we are unable to consistently execute on our strategy, our ability to respond to customer demand profitability and timely may be harmed.

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

We face risks related to our dependence on channel partners and strategic partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. For instance, following the acquisition of Polycom and partially as a consequence of the significant number of overlapping channel partners with inconsistent contractual terms between the two legacy Plantronics and Polycom entities, we embarked on a rationalization program designed to organize the channels serving our markets and harmonize the contractual terms under which we conduct business with these partners. These changes may upset our channel partners which could cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift their emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with traditional partners like Microsoft and new partners such as Google, Zoom, GoTo and others. Defining, managing and developing these partnerships is expensive and time-consuming and may not yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations, such as development efforts, which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations.

Conflicts between our channel partners and strategic partners could arise which could harm our business.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us or to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, as a result of our increased efforts to sell through a direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to the communications equipment of competitors, which would negatively affect our business and results of operations.

In addition, some of our products are reliant on strategic partnerships with call management providers and wireless UC&C platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, which would adversely affect our revenues and could potentially strain our existing relationships with these companies.

We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to resellers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us. Although we believe this data has historically been generally accurate, to the extent that this sales-out and channel inventory data is inaccurate or not received timely, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

We are subject to risks associated with the success of the businesses of our channel partners.

Some of our channel partners that carry our products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of their creditworthiness, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we grow our revenues and our customer base, our exposure to credit risk increases. In addition, global economic uncertainty, reductions in technology spending in the United States and other countries, and periodic ongoing challenges in the financial services industry have in the past and may again in the future restricted the availability of capital, which may delay collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our receivables from such channel partners and negatively impacting our future results.

Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. In the event of a termination of one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners, but if this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

Our channel partners are impacted by changes in customer purchasing preferences which may adversely impact our traditional sales channels or the prices at which we may sell our products.

It is becoming easier for small online sellers of certain product categories to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices. In turn, our traditional resellers may demand lower selling prices from us, more cooperative and marketing incentives, reduce their sales support needed to maintain our premium brand image, discontinue carrying our products and other similar adverse actions. As we begin to expand our offerings to include services, many of our historical channel partners may be unwilling or unable to market our services forcing us to establish new or different relationships. Further, increased competition among resellers may cause some of our resellers and partners to experience financial difficulties or force them to shut down, decreasing our channels to market. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to maintain quality distribution channels and sales models could materially adversely affect our business, financial condition, or results of operations.

If our channel partners fail to comply with laws or standards, our business could be harmed.

We expect our channel partners to meet certain standards of conduct and to comply with applicable laws, such as global anticorruption, anti-bribery, and import and export control laws. Noncompliance with standards or laws could harm our reputation and could result in fines, penalties, injunctions, or other harm to our business and results of operations were we to become involved in an investigation due to non-compliance by a channel partner.

We have significant manufacturing, assembly and packaging operations in Mexico and rely on third party manufacturers located outside of U.S. which creates manufacturing and management risks that may limit our ability to timely and cost effectively deliver products to customers and thereby adversely impact our revenues or profitability.

We own and operate a manufacturing facility in Tijuana, Mexico, which is responsible for assembly of a significant portion of our Enterprise products from materials and components sourced from various suppliers in Asia and North America, and other suppliers. These risks are likely to increase as we expand our manufacturing operations in the facility subsequent to our acquisition of Polycom.

Our international operations are subject to a variety of risks, including political and economic instability, social unrest, the imposition of foreign tariffs and other trade barriers, restrictions on investments, taxation, exchange controls, capital controls, employment regulations and local labor market conditions, and impacts from foreign government laws and regulations and U.S. laws and regulations that apply to international operations. Increases in trade and social issues from the immigration crisis at the U.S. border may impact our ability to manufacture and deliver our products. We may also incur increased costs and experience delays or disruptions in product deliveries and payments in connection with international operations and sales that could cause loss or delays in collection of revenues.

A significant amount of our revenues are generated, and the majority of our product manufacturing and packaging occurs internationally, which subjects our business to risks of international sales, operations and trade.

International sales and manufacturing, marketing and sales expenses represent a significant portion of our revenues and operating expenses, and we anticipate that as a result of the acquisition of Polycom and other efforts our international sales and operating expenses will continue to increase. In fiscal year 2019, international revenues represented 53% of our total revenues. International sales and operations are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•
recent economic sanctions imposed, and the potential for additional economic sanctions, by the United States as well as the actual and threatened retaliatory responses by impacted nations, some of which may affect or materially delay our ability to import or sell all or a portion of our products into impacted countries;

•	adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in E&A and reduced government spending and elongated sales cycles;

•
information technology security, environmental and trade protection measures and other legal, regulatory and compliance obligations, some of which may result in fines, penalties and other legal sanctions or affect our ability to import our products, to export our products from, or sell our products in various countries where we are deemed to be in violation of our legal or contractual obligations;

•
the impact of government-led initiatives to encourage the purchase of products from domestic vendors or discourage relationships with certain entities, which can affect the willingness of customers or partners to purchase products from, or collaborate to promote interoperability of products with, companies headquartered in the United States;

•	unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union;

•	the impact of changes in our international operations, including changes in key personnel;

•
compliance with global anticorruption laws such at the United States’ Foreign Corrupt Practices Act and United Kingdom’s Bribery Act, which may be exacerbated by cultural differences in the conduct of business in various regions;

•	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

•	reduced intellectual property rights protections in some countries;

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles, greater difficulty in accounts receivable collection and longer collection periods; and

•
changes in tax law or interpretations thereof that could lead to potentially adverse tax consequences, such as legislation on revenue and expense allocations and transfer pricing among the Company’s subsidiaries.

Government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can delay or prohibit the import or export of our products, affect demand for our products and services, impact the competitiveness of our products or prevent us from manufacturing or selling products in certain countries. The implementation of more restrictive trade policies, including the imposition of tariffs, the imposition of more restrictive trade compliance measures, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell our products and services or procure supplies and other materials incorporated into our products, including in connection with the

U.S. and Mexico border crisis, the increasing trade tensions and tariffs with China and Chinese threats of retaliation, and the U.K.'s pending withdrawal from the EU, could negatively impact our business.

Furthermore, international revenues may fluctuate as a percentage of total revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time and costs required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We may not be able to maintain or increase international market demand for our products.

As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and address our non-strategic product categories and products through various options including divestiture and cessation of operations like the sale of our Clarity division in 2017. If we are unable to effect divestitures on favorable terms or if realignment is costlier or distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

As we attempt to grow our business in strategic product categories and emerging market geographies, we will continue to consider growth through acquisitions or investments like the acquisition of Polycom as well as joint ventures. We will evaluate acquisition opportunities that could provide us with additional product or service offerings or with additional industry expertise, assets and capabilities. Such endeavors and acquisitions will involve significant risks and uncertainties which may include:

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

Moreover, any acquisitions may not be successful in achieving our desired strategic, product, financial or other objectives or expectations, which would also cause our business to suffer. Opposition to one of more acquisitions could lead to negative ratings by analysts or investors, give rise objections by one or more stockholders or result in shareholder activism, any of which could harm our stock price. (See the risk factor, “Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock” below). Acquisitions can also lead to large non-cash charges that can have an adverse effect on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation.

We are subject to other legal and compliance risks that could have a material impact on our business.

In foreign countries where we have operations, there are risks that our employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, or the laws and regulations of other countries, such as the UK Bribery Act. We maintain a global policy prohibiting such business practices and have in place a global anti-corruption compliance program designed to require compliance with, and uncover violations of, these laws and regulations. Nonetheless, we remain subject to risk that one or more of our employees, contractors or agents, including those located in or from countries where practices that may violate U.S. laws and regulations or the laws and regulations of other countries may be customary, will engage in business practices that are prohibited by our policies, circumvent our compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by our internal policies, could adversely affect our business or financial performance and our reputation.

We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. dollars and purchase a majority of our component parts from our supply chain in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). If the USD strengthens further, it could further harm our financial condition and operating results in the future. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, which may result in our lowering or raising selling prices in one or more currencies to minimize disparities with USD prices and to respond to currency-driven competitive pricing actions. Should the dollar remain strong or strengthen further against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for customers in the affected regions. Price increases may be unacceptable to our customers who could choose to replace our products with less costly alternatives in which case our sales and market share will be adversely impacted. If we reduce prices to stay competitive in the affected regions, our profitability may be harmed.

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

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, decreasing product life cycles, and changes in demand. Production levels are generally forecasted based on non-binding customer forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products many weeks in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We will lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.

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

We are subject to taxation in the U.S. and numerous foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As rule making bodies and new legislation is enacted to interpret the Tax Act, these changes may adjust the estimates provided in this report. The changes may possibly be material, due to, among other things, the Treasury Department’s promulgation of regulations and guidance that interpret the Tax Act, corrective technical legislative amendments that may change the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

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

Our new and evolving service offerings are strategically important to our future growth and profitability and our business may be harmed or our revenues and profitability materially hurt if we fail to successfully bring new offerings to market.

Our future growth and profitability are tied to our ability to successfully bring to market new and innovative services offerings like Habitat Soundscaping which we offer as a subscription service. We are investing significant time, resources and money into our services offerings with no expectation that they will provide material revenue in the near term and without any assurance they will succeed. Moreover, we expect that as we continue to explore, develop and refine new offerings they will continue to evolve, may not generate sufficient interest by end customers, may create channel conflicts with our existing hardware distribution partners, and we may be unable to compete effectively, generate significant revenues or achieve or maintain acceptable levels of profitability.

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

Moreover, if our new and evolving business model offerings achieve market acceptance, differences in revenue recognition treatment may cause short-term revenue declines or increase expenditures for operational, administrative and technical support.

Accordingly, if we fail to successfully launch, manage and maintain our new and evolving services offerings future revenue growth and profitability may be limited and our business significantly harmed.

We have a number of large customers with substantial market power whose ability to demand pricing and promotion concessions as well as other unfavorable terms makes sales forecasting difficult and harms our profitability.

Our customer mix is changing, and certain retailers, OEMs, and wireless carriers are more significant than other customers.  In particular, we have several large customers whose order patterns are difficult to predict. Offers and promotions by these customers may result in significant fluctuations in their purchasing activities over time, which may increase the volatility of our revenues.  If we are unable to correctly anticipate the quantities and timing of their purchase requirements, our revenues may be adversely affected, or we may be left holding large volumes of inventory that cannot be sold to other customers.

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
Cyber attacks on our networks, actual or perceived security vulnerabilities in our products and services, physical intrusion into our facilities, and loss of critical data and proprietary information could have a material adverse impact on our business and results of operations.
In the current environment, there are numerous and evolving security risks including cybersecurity and privacy, criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, partners, third-parties’ contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.
Our products, services, network systems, and servers may store, process or transmit proprietary information and sensitive or confidential data, including valuable intellectual property and personal information, of ours and of our employees, customers, partners and other third parties. Our customers rely on our technologies for the secure transmission of such sensitive and confidential information in the conduct of their business. We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide.
Although we take physical and cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience attacks of varying degrees in the conduct of our business. Cyber attackers tend to target the most popular products, services and technology companies, which can include our products, services or networks. As a result, our network is subject to unauthorized access, viruses, embedded malware and other malicious software programs.  In addition, outside parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our employee, vendor or customer data. Unauthorized access our network, data or systems could result in disclosure, modification, misuse, loss, or destruction of company, employee, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.
Any breaches or unauthorized access could ultimately result in significant legal and financial exposure, litigation, regulatory and enforcement action, and loss of valuable company intellectual property.  Affected parties or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.  Such breaches could also cause damage to our reputation, impact the market’s perception of us and of the products and services that we offer, and cause an overall loss of confidence in the security of our products and services, resulting in a potentially material adverse effect on our business, revenues and results of operations, as well as customer attrition.

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant and impact margins. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks, systems, or our products, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber attacks or security breaches.
Other risks that may result from interruptions to our business due to cyber attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

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

Regulatory scrutiny of privacy, data protection, use of data and data collection is increasing on a global basis. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant damages, fines and penalties.  For instance, in Europe, the General Data Protection Regulation (“GDPR”) was adopted in 2016 and became fully effective on May 25, 2018 and the California Consumer Privacy Act was enacted on June 28, 2018.

Privacy laws may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models cost effectively.

Complying with privacy laws, regulations, or other obligations relating to privacy, data protection, or information security have caused and will continue to cause us to incur substantial operational costs and may require us to periodically modify our data handling practices. Moreover, compliance may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise adversely impact our business, financial condition and operating results.

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

Delays or loss of government contracts or failure to obtain or maintain required government certifications could have a material adverse effect on our business.
We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, a lack of reporting or compliance by us or our partners could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. For instance, the United States Federal government remains focused on risks specific to products and applications designed, developed, or manufactured in other countries and the potential for security vulnerabilities to be inadvertently or intentionally embedded in such products and applications. If we are unable to meet or maintain applicable certification or other requirements specified by the United States Federal government or to do so within the timeframes required, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

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

Our products must meet existing and new requirements set by regulatory authorities in each jurisdiction in which we sell them. For example, certain of our products must meet local phone system standards and certain of our wireless products must work within existing permitted radio frequency ranges.

As regulations and local laws change, new regulations are enacted, and competition increases, we may need to modify our products to address those changes, increasing the costs to design, manufacture, and sell our products, and thereby decreasing our margins or demand for our products if we attempt to pass along the costs. Regulations may also negatively adversely affect our ability to procure or manufacture raw materials and components necessary for our products. Compliance with regulatory restrictions may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants transfer products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or end users purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause other adverse consequences.

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

For instance, we have been sued by employees regarding our employment practices and business partners regarding contractual rights and obligations. Efforts to consolidate operations subsequent to the acquisitions such as our acquisition of Polycom in July 2018 through reductions in force, rationalization of sales channels, and vendor and supplier reductions increase the likelihood of litigation and the diversion of management time and energy. We have also been sued by a competitor, GN Netcom, Inc., regarding alleged violations of certain laws regulating competition and business practices, which lawsuit is more specifically described in Part II, Item 8, Note 8 (Commitments and Contingencies) of this Annual Report on Form 10-K. Should GN's appeal be successful, in whole or in part, we could be required to incur additional litigation fees and expenses, be subject to material damages and penalties and management's attention could be diverted, all of which could materially harm our results of operations.

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

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing processes or the recycling of all or a portion of the components of our products. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country in a manner that creates environmental liability with respect to our facilities, operations, or products.  We may also be required to implement new or modify existing policies, processes and procedures to meet such environmental laws. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. To the extent any new or modified policies, processes or procedures are difficult, time-consuming or costly to implement. we may incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted

Business interruptions could adversely affect our operations.

War, terrorism, public health issues, natural disasters, or other business interruptions, whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our suppliers or customers.  Our major business operations and those of many of our vendors and their sub-suppliers are subject to interruption by disasters, including, without limitation, earthquakes, floods, and volcanic eruptions or other natural or manmade disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics or pandemics, and other events beyond our control and the control of our suppliers.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

In the case of our managed services business, any circuit failure or downtime could affect a significant portion of our customers. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions could harm our reputation, require that we incur additional expense to acquire alternative telecommunications capacity, or cause us to miss contractual obligations, which could have a material adverse effect on our operating results and our business.

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

As a consequence of our acquisition of Polycom, we issued approximately 6.352 million shares of our common stock to Triangle Private Holdings II, LLC ("Triangle"), an entity indirectly controlled by Siris Capital Group, LLC ("Siris"), equivalent to approximately 16% of our issued and outstanding shares, which has and will continue to dilute our earnings per share and has made Triangle our largest single stockholder.  In addition, we entered into a Stockholder Agreement with Triangle pursuant to which we appointed two individuals selected by Triangle to our board of directors.

The interests of Triangle, Siris and its other affiliated entities and individuals may differ from the interests of other holders of our common stock. Siris also holds, or in the future may hold, interests in other companies, that may compete with us, and the director representatives of Triangle are generally not required to present to us corporate opportunities such as potential acquisitions or new clients.

Triangle will be permitted to sell up to one-third of our shares issued pursuant to the acquisition on July 2, 2019, up to two-thirds of their shares beginning on January 2, 2020 and all of the shares after July 2, 2020.  The average daily trading volume of our stock is limited, and any resale of the shares held by Triangle will increase the number of shares of our common stock available for public trading, which may depress the price of our stock.  Additionally, the sale by Triangle or their successors of all or a substantial portion of the shares in the public market, or the perception that such sales may occur, could impact the price of our common stock.

We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will pay dividends at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our credit agreement or incur indebtedness and may not achieve our objectives.

We have a history of recurring stock repurchase programs and payment of quarterly dividends. Any determination to continue to pay cash dividends at recent rates or at all, or authorization or continuance of any share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements. Furthermore, while any debt repayment obligations remain outstanding in connection with the Credit Agreement our ability to return capital to stockholders through stock repurchases, dividend declarations or otherwise may be limited in whole or in part.

Additionally, any future stock repurchases and dividend declarations may require us to draw against available funds under the Credit Agreement or incur additional indebtedness, any of which may obligate us to pay interest, require payment of other expenses, and may not be available to us or available on terms we deem acceptable. Accordingly, there is no assurance that we will continue to repurchase stock at recent historical levels or at all, or that our stock repurchase programs or dividend declarations will have a beneficial impact on our stock price.

Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock.
We may be the target of strategic or competitive buyers, private equity investors and activist stockholders from time to time. Responding to actions by a potential buyers, investors and activist stockholders, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests, can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California.  Our facilities are located throughout the Americas, Europe, and Asia.  The table below lists the major facilities owned or leased as of March 31, 2019:

Location	Primary Use	Square Footage	Lease/Own
Americas:
Santa Cruz, California	Corporate Office	163,328	Own
San Jose, California	Administrative Offices	212,863	Lease
Tijuana, Mexico	Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and Technical Assistance Center ("TAC")	792,304	Own
Austin, Texas	Engineering	88,787	Lease
Westminster, Colorado	Engineering	61,984	Lease
Andover, Massachusetts	Services	50,026	Lease
New York City, New York	Sales	37,867	Lease
Herndon, Virginia	Sales	23,656	Lease
San Diego, California	Industrial and Office Space	23,368	Lease
Santa Cruz, California	Sales, Engineering, Administration	20,325	Lease
EMEA:
Hoofddorp, Netherlands	Executive Briefing Center, Sales, Marketing, Administration, and TAC	57,985	Own
Wootton Bassett, UK	Main Building Sales, Engineering, Administration, IT	21,824	Own
Wootton Bassett, UK	Corporate Office	15,970	Own
Maidenhead, UK	Customer Care, Finance, HR, Information Tech, Legal, Marketing, Engineering, Sales, and WPS	11,610	Lease
Paris La Defense, France	Sales	11,280	Lease
Amsterdam, Netherlands	Human Resources, IT, Order Administration, Sales	11,255	Lease
Warsaw, Poland	Services	10,785	Lease
Asia Pacific:
Beijing, China	Engineering	74,493	Lease
Chonburi, Thailand	Operation	67,167	Lease
Hyderabad, India	Engineering	55,539	Lease
Suzhou, China	Sales, Administration, Design Center, Quality, and TAC	42,012	Lease
Beijing, China	Operations	23,016	Lease
Beijing, China	Sales	15,393	Lease
Gurgaon, India	Sales	13,448	Lease
Singapore, Singapore	Human Resources, IT, Legal, Manufacturing, Marketing, Order Administration, Sales, Services, and Engineering	11,108	Lease

ITEM 3.  LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. For additional information about our material legal proceedings, please see Note 9, Commitments and Contingencies, of the accompanying notes to the consolidated financial statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.

As of May 14, 2019, there were approximately 39 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.

Stock Performance

The graph below compares the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NYSE Stock Market Index and a peer group index for the period commencing on the morning of March 29, 2014 and ending on March 30, 2019. The information contained in the performance graph shall not be deemed to be "soliciting material" or be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on the morning of March 29, 2014 in our common stock (based on price at the close of trading on March 29, 2014) and in each index (based on prices at the close of trading on March 28, 2014), and that dividends, if any, were reinvested. The measurement date used for our common stock is the last day of our fiscal year for each period shown.

Past performance is no indication of future value, and stockholder returns over the indicated period should not be considered indicative of future returns.

	March 31,
	2014	2015	2016	2017	2018	2019
Plantronics, Inc.	$100.00	$126.70	$93.58	$130.21	$147.02	$113.47
NASDAQ/NYSE American/NYSE (US Companies)	$100.00	$116.23	$115.37	$133.74	$159.47	$161.31
NASDAQ/NYSE American/NYSE Stocks (SIC3660-3669 US Comp) Communications Equipment	$100.00	$102.56	$99.77	$120.42	$143.78	$175.81

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of Fiscal Year 2019:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [5]
January 1, 2019 to January 26, 2019	157,400	[3]	$34.55	156,247	1,445,888
January 27, 2019 to February 23, 2019	78,930	[3]	$39.01	76,874	1,369,014
February 24, 2019 to March 30, 2019	1,769	[4]	N/A	—	1,369,014

[1]
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

[3]
Includes 1,153 shares in January and 2,056 shares in February that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock granted under our stock plans.

[4]	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

[5]	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

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

	Fiscal Year Ended March 31,
	2015	2016[1]	2017	2018[2]	2019[3]

STATEMENT OF OPERATIONS DATA:
Net revenues	$865,010	$856,907	$881,176	$856,903	$1,674,535
Operating income (loss)	$149,085	$108,041	$125,076	$123,501	$(109,295)
Operating margin	17.2%	12.6%	14.2%	14.4%	(6.5)%
Income (loss) before taxes	$145,251	$82,176	$101,665	$100,227	$(185,692)
Net income (loss)	$112,301	$68,392	$82,599	$(869)	$(135,561)
Basic earnings (loss) per share	$2.69	$2.00	$2.56	$(0.03)	$(3.61)
Diluted earnings (loss) per share	$2.63	$1.96	$2.51	$(0.03)	$(3.61)
Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60
Shares used in basic per share calculations	41,723	34,127	32,279	32,345	37,569
Shares used in diluted per share calculations	42,643	34,938	32,963	32,345	37,569
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$374,709	$395,317	$480,149	$659,974	$215,841
Total assets	$876,042	$933,437	$1,017,159	$1,076,887	$3,116,535
Long-term debt, net of issuance costs	$—	$489,609	$491,059	$492,509	$1,640,801
Revolving line of credit	$34,500	$—	$—	$—	$—
Other long-term obligations	$19,323	$23,994	$26,774	$105,894	$225,818
Total stockholders' equity	$727,397	$312,399	$382,156	$352,970	$721,687
OTHER DATA:
Cash provided by operating activities	$157,958	$150,409	$139,387	$121,148	$116,047

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

2	Our consolidated financial results for Fiscal Year 2018 includes the impact of the Tax Cuts and Jobs Act.

3
Our consolidated financial results for Fiscal Year 2019 includes the financial results of Polycom from July 2, 2018, including impacts of accounting for the acquisition such as amortization of purchased intangibles, deferred revenue fair value adjustment, inventory fair value adjustment, acquisition and integration costs, and restructuring costs. For more information regarding the Acquisition, refer to Note 4, Acquisition of the accompanying Notes to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this report.  This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal Years 2019, 2018, and 2017 each had 52 weeks and ended on March 30, 2019, March 31, 2018, and April 1, 2017 respectively. For purposes of presentation, we have indicated our accounting fiscal year as ending on March 31.

OVERVIEW

We are a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, Open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services. Our major product categories are Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming; Voice, Video, and Content Sharing Solutions, which includes Open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers and microphones. All of our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally and naturally. In addition, we have comprehensive Support Services including support on our solutions and hardware devices, as well as professional, hosted, and managed services.

On July 2, 2018, we completed our acquisition (the “Acquisition”) of all of the issued and outstanding shares of capital stock of Polycom, Inc. (“Polycom”) for approximately $2.2 billion in stock and cash. As a result, on that date we also became a leading global provider of open, standards-based Unified Communications & Collaboration ("UC&C") endpoints for voice, video, and content sharing, and a comprehensive line of support and services for the workplace under the Polycom brand.

Our consolidated financial results for Fiscal Year 2019, includes the financial results of Polycom from July 2, 2018. For more information regarding the Acquisition, refer to Note 4, Acquisition, of the accompanying Notes to the Consolidated Financial Statements.

Total Net Revenues (in millions)

Compared to the prior year, net revenues increased 95.4% to $1.7 billion. The increase in net revenues was primarily related to the Acquisition. As a result of purchase accounting, a total of $84.8 million of deferred revenue that otherwise would have been recognized in fiscal year 2019 was excluded from annual net revenues of approximately $1.7 billion.

The table below summarizes net revenues for the Fiscal Years ended March 31, 2018, and 2019 by product categories:

(in thousands, except percentages)	Fiscal Year Ended
	March 31,
	2018	2019	Increase
Enterprise Headsets	$649,739	$680,881	$31,142	4.8%
Consumer Headsets	207,164	229,817	22,653	10.9%
Voice [1]	—	344,586	344,586	100.0%
Video [1]	—	255,485	255,485	100.0%
Services [2]	—	163,765	163,765	100.0%
Total	$856,903	$1,674,535	$817,632	95.4%
1 Voice and Video product net revenues presented net of fair value adjustments to deferred revenue of $7.9 million.
2 Services net revenues presented net of fair value adjustments to deferred revenue of $76.9 million.

Operating Income (Loss) (in millions)

Operating profit decreased (188.5)% from the prior year to $(109.3) million or (6.5)% of net revenues, driven primarily by $160.2 million of amortization of purchased intangibles, $68.7 million of acquisition and integration expenses, and $30.4 million inventory fair value adjustment.

Our strategic initiatives are primarily focused on driving long-term growth through our end-to-end portfolio of audio and video endpoints, including headsets, desktop phones, conference room phones, and video collaboration solutions. The acquisition positions us well as a global leader in communications and collaboration endpoints and by targeting the faster-growing market segments, such as the Huddle Room segment for video collaboration, we believe will drive long-term revenue growth.

Within the market for our Enterprise Headsets, we anticipate the key driver of growth over the next few years will be the continued adoption of UC&C solutions. We believe enterprises are increasing their adoption of UC&C systems to reduce costs, improve collaboration, and migrate to more capable and flexible technology. We expect the growth of UC&C solutions will increase overall headset adoption in enterprise environments, and we believe most of the growth in our Enterprise Headsets product category over the next three years will come from headsets designed for UC&C.

Revenues from our Consumer Headsets are seasonal and typically strongest in our third fiscal quarter, which includes the holiday shopping season. Other factors that directly impact performance in the product category include product life cycles (including the introduction and pace of adoption of new technology), market acceptance of new product introductions, consumer preferences and the competitive retail environment, changes in consumer confidence and other macroeconomic factors. In addition, the timing or non-recurrence of retailer product placements can cause volatility in quarter-to-quarter results.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities.

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for Fiscal Years 2017, 2018, and 2019:

Net Revenues (in millions)

Revenue by Product Category (percent)
* These product categories were created as a result of the Acquisition completed on July 2, 2018, refer to Note 4 Acquisition.

Net revenues increased in Fiscal Year 2019 compared to the prior fiscal year primarily due to the Acquisition as well as higher revenues within both our Enterprise Headset and Consumer Headset product categories. The growth in our Enterprise Headset category was driven by UC&C product revenues while the growth in our Consumer Headset category was driven by Gaming and Stereo product revenues. The impact to net revenues resulting from changes in foreign exchange rates was not material in Fiscal Year 2019.

Net revenues decreased in Fiscal Year 2018 compared to the prior fiscal year primarily due to lower revenues within our Consumer Headsets product category which was partially offset by increases in our Enterprise Headsets product revenues driven by UC&C revenues. Fiscal Year 2018 net revenues were also favorably impacted by fluctuations in exchange rates which resulted in an increase of approximately $9 million in net revenues (net of the effects of hedging).

The following graphs display net revenues by domestic and international split, as well as by percentage of total net revenue by major geographic region:

Geographic Information (in millions)

Revenue by Region (percent)

As a percentage of total net revenues, U.S. net revenues decreased in Fiscal Year 2019 from Fiscal Year 2018 due primarily to the Acquisition, which increased our presence in the Asia Pacific region. International net revenues for Fiscal Year 2019 increased from the prior fiscal year due to the Acquisition and increased sales of our UC&C products and Consumer products, which were partially offset by the unfavorable impact of fluctuations in foreign exchange rates.

As a percentage of total net revenues, U.S. net revenues decreased in Fiscal Year 2018 from Fiscal Year 2017 due to a decline in sales of our Consumer Headset and Core Enterprise Headset products which were partially offset by increased sales of our UC&C products. International net revenues for Fiscal Year 2018 increased from the prior fiscal year due to increased sales of our UC&C products and the favorable impact of fluctuations in foreign exchange rates which were partially offset by lower sales of our Consumer products.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty costs, freight duties, excess and obsolete inventory costs, royalties, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Net revenues	$881,176	$856,903	$(24,273)	(2.8)%	$856,903	$1,674,535	$817,632	95.4%
Cost of revenues	439,806	417,788	(22,018)	(5.0)%	417,788	980,396	562,608	134.7%
Gross profit	$441,370	$439,115	$(2,255)	(0.5)%	$439,115	$694,139	$255,024	58.1%
Gross profit %	50.1%	51.2%			51.2%	41.5%

Compared to the prior fiscal year, gross profit as a percentage of net revenues decreased in fiscal year 2019, due primarily to $114.4 million of amortization of purchased intangibles, $84.8 million of deferred revenue fair value adjustment, and $30.4 million of amortization of the inventory step-up associated with the Acquisition; refer to Note 4, Acquisition. Other unfavorable items were cost increases on commodity components driven by industry capacity shortages and a product mix with higher gaming and stereo revenues within our Consumer Headsets product category, which carries lower margins. These increased costs were partially offset by reductions in the cost of materials.

Compared to Fiscal Year 2017, gross profit as a percentage of net revenues increased in Fiscal Year 2018 primarily due to product cost reductions, the strengthening of foreign currencies relative to the US Dollar which favorably impacted margins on our international product sales, and a favorable product mix shift away from our Consumer product category which carries lower margins.

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

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, including legal fees associated with protecting our intellectual property, expensed materials, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Research, development and engineering	$88,318	$84,193	$(4,125)	(4.7)%	$84,193	$201,886	$117,693	139.8%
% of total net revenues	10.0%	9.8%			9.8%	12.1%

The increase in research, development, and engineering expenses in Fiscal Year 2019 compared to Fiscal Year 2018 was primarily due to the inclusion of Polycom operating expenses.

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

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Selling, general and administrative	$223,830	$229,390	$5,560	2.5%	$229,390	$567,879	$338,489	147.6%
% of total net revenues	25.4%	26.8%			26.8%	33.9%

The increase in selling, general, and administrative expenses in Fiscal Year 2019 compared to Fiscal Year 2018 was primarily due to the inclusion of Polycom operating expenses, $67.4 million of Acquisition and Integration related costs, and $45.8 million of amortization of purchased intangibles incurred during the period. Refer to Note 4, Acquisition of the accompanying Notes to the Consolidated Financial Statements.

The increase in selling, general, and administrative expenses in Fiscal Year 2018 compared to Fiscal Year 2017 was due primarily to the recognition of third-party fees related to the Polycom Transaction and increases in legal fees related to our litigation with GN Netcom. These increases were partially offset by lower compensation expenses driven by reduced funding of our variable compensation plans, executive transition costs recognized in prior period as well as cost savings from cost control initiatives and prior period restructuring actions. For more information on the litigation with GN Netcom, refer to Note 9, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements.

(Gain) Loss from Litigation Settlements

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
(Gain) loss, net from litigation settlements	$4,255	$(420)	$(4,675)	(109.9)%	$(420)	$975	$1,395	(332.1)%
% of net revenues	0.5%	—%			—%	0.1%

During Fiscal Year 2019, we incurred immaterial losses from litigation. During Fiscal Year 2018 we recognized immaterial gains from litigation. During Fiscal Year 2017 we recorded a $4.9 million litigation charge related to discovery sanctions ordered by the court in the GN Netcom litigation. This charge was partially offset by immaterial gains from unrelated matters. For more information regarding on-going litigation, refer to Note 9, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Restructuring and other related charges	$(109)	$2,451	$2,560	100.0%	$2,451	$32,694	$30,243	1,233.9%
% of net revenues	—%	0.3%			0.3%	2.0%

During Fiscal Year 2019 restructuring and other related charges increased, due primarily to restructuring actions initiated during Fiscal Year 2019 subsequent to the Acquisition. For more information regarding restructuring activities, refer to Note 11, Restructuring and Other Related Charges, of the accompanying Notes to the Consolidated Financial Statements.

During Fiscal Year 2018 restructuring and other related charges (credits) increased, due to additional restructuring actions taken during the first quarter of Fiscal Year 2018 as part of our ongoing efforts to reduce costs and focus on improving profitability. These restructuring actions included a reduction-in-workforce, charges to terminate a lease before the end of its contractual term and a loss on the sale of our Clarity division. For more information regarding these restructuring activities, refer to Note 11, Restructuring and other related charges (credits), of the accompanying Notes to the Consolidated Financial Statements.

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

Interest Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Interest expense	$(29,230)	$(29,297)	$67	0.2%	$(29,297)	$(83,000)	$53,703	183%
% of net revenues	(3.3)%	(3.4)%			(3.4)%	(5.0)%

The increase in interest expense in Fiscal Year 2019 compared to Fiscal Year 2018 was primarily due to interest incurred on the Term Loan Facility and amortization of debt issuance costs. Refer to Note 10, Debt, of the accompanying Notes to the Consolidated Financial Statements.

Interest expense of $29.3 million and $29.2 million for Fiscal Years 2018 and 2017, respectively, was primarily related to the 5.50% Senior Notes and included $1.5 million in amortization of debt issuance costs for both Fiscal Years.

Other Non-Operating Income and (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Other non-operating income and (expense), net	$5,819	$6,023	$204	3.5%	$6,023	$6,603	$580	9.6%
% of net revenues	0.7%	0.7%			0.7%	0.4%

During Fiscal Year 2019 other non-operating income and (expense), net increased primarily due to the gain on sale of two strategic investments.

During Fiscal Year 2018 other non-operating income and (expense), net increased slightly primarily due to favorable changes in foreign currency exchange rates and an increase in interest income from higher average yields on our investment portfolio which were mostly offset by a loss of $1.2 million on the sale of our long-term investments.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 31, 2017	March 31, 2018	Change		March 31, 2018	March 31, 2019	Change
Income before income taxes	$101,665	$100,227	$(1,438)	(1)%	$100,227	$(185,692)	$(285,919)	(285)%
Income tax expense	19,066	101,096	82,030	430%	101,096	(50,131)	(151,227)	(150)%
Net income	$82,599	$(869)	$(83,468)	(101)%	$(869)	$(135,561)	$(134,692)	15,500%
Effective tax rate	18.8%	100.9%			100.9%	27.0%

The effective tax rate for Fiscal 2019 was lower than that in the previous year due to the prior year’s $79.7 million tax expense related to a one-time deemed repatriation of accumulated foreign subsidiary unremitted earnings (hereafter, the "toll charge") required by the Tax Cuts and Jobs Act (H.R. 1) ("the Tax Act"). In addition to the toll charge, the Tax Act includes several changes to the Internal Revenue Code, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings. The effective tax rate for Fiscal 2018 was higher than that in the previous year due primarily to the toll charge.

During Fiscal 2019, we finalized our computation of the toll charge in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Act.  During Fiscal 2018, the Company recorded a provisional toll charge of $79.7 million. During Fiscal 2019, the toll charge computation was finalized resulting in a tax benefit of $0.8 million. During Fiscal 2018, the Company recorded a provisional expense of $5.0 million related to state income taxes and foreign withholding taxes for unrepatriated foreign earnings through the Tax Act’s enactment date. During Fiscal 2019, the computation of transitional state and foreign withholding taxes was completed resulting in the recognition of a tax benefit of $3.2 million. The effect of the SAB 118 measurement period adjustments to the effective tax rates for the year ended March 30, 2019 was (2.1)%.

Our effective tax rate for Fiscal 2017, 2018, and 2019 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, income tax credits, state taxes, the Tax Act, and other factors.  Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

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

Operating Activities

Compared to Fiscal Year 2018, net cash provided by operating activities during Fiscal Year 2019 decreased primarily as a result of cash paid for acquisition and integration costs, restructuring activities, interest payments on long-term debt, and tax payments. The decrease was partially offset by higher cash collections from customers as a result of increased revenue.

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

Investing Activities

Net cash used for investing activities during Fiscal Year 2019 increased from the prior fiscal year primarily due to the Acquisition which closed on July 2, 2018. Refer to Note 4, Acquisition. This decrease was partially offset by the proceeds from the sales and maturities of investments.

We anticipate our capital expenditures in Fiscal Year 2020 will be approximately $40 million to $50 million, pertaining to costs associated with new information technology ("IT") investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

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

Financing Activities

Net cash provided by financing during Fiscal Year 2019 increased from the prior fiscal year as a result of the proceeds received from the term loan facility which were partially offset by repayment of long-term debt, dividend payments, and repurchases of common stock during the fiscal year.

Net cash used for financing activities during Fiscal Year 2018 increased from the prior fiscal year primarily due to an increase in cash used for common stock repurchases driven by a lower average stock price which was partially offset by higher net proceeds from stock-based compensation plans.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 31, 2019, consisted of cash, cash equivalents, and short-term investments, cash we expect to generate from operations, and a $100 million revolving credit facility.  At March 31, 2019, we had working capital of $252.9 million, including $215.8 million of cash, cash equivalents, and short-term investments, compared to working capital of $774.2 million, including $660.0 million of cash, cash equivalents, and short-term investments at March 31, 2018.  The decrease in working capital at March 31, 2019 compared to March 31, 2018 resulted from the impact of the Acquisition during the fiscal year.

Our cash and cash equivalents as of March 31, 2019 consist of bank deposits with third party financial institutions.  Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of March 31, 2019, of our $215.8 million of cash, cash equivalents, and short-term investments, $66.4 million was held domestically while $149.5 million was held by foreign subsidiaries, and approximately 69% was based in USD-denominated instruments. During the quarter ended June 30, 2018, we sold most of our short-term investments to generate cash used to fund the Acquisition which was finalized on July 2, 2018. As of March 31, 2019, our remaining investments were composed of Mutual Funds.

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

In connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility due in quarterly principal installments commencing the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. We have additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of us and our subsidiaries. Our obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. As of March 31, 2019, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million and the Company is in compliance with all covenants. In Fiscal Year 2019, we prepaid $100 million of our outstanding principal on the term loan facility. For additional details, refer to Note 10, Debt, of the accompanying notes to consolidated financial statements.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the contractually specified LIBOR interest rate associated with our new credit facility agreement. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. For additional details, refer to Note 16, Derivatives, of the accompanying notes to condensed consolidated financial statements.

As of March 31, 2019, the Company has paid $21.5 million of the toll charge under the Tax Act and the remaining toll charge liability of $57.3 million will be paid over the next six years. The Company also paid a $6.9 million toll charge in October 2018 related to Polycom’s pre-acquisition toll charge. For additional details, refer to Note 17, Income Taxes, of the accompanying Notes to the Consolidated Financial Statements.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. As of March 31, 2019, there remained a total of 1,369,014 shares authorized for repurchase under the stock repurchase program approved by the Board. Refer to Note 13, Common Stock Repurchases, of our Notes to Consolidated Financial Statements in this Form 10-K for more information regarding our stock repurchase programs. We had no retirements of treasury stock in Fiscal Years 2017, 2018 and 2019.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. Refer to Note 8, Debt, in the accompanying Notes to the Consolidated Financial Statements.

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

On May 7, 2019, we announced that our Audit Committee of the Board of Directors ("the Audit Committee") declared a $0.15 cash dividend per share of common stock, payable on June 10, 2019 to stockholders of record at the close of business on May 20, 2019.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 31, 2018, and 2019, we had off-balance sheet consigned inventories of $48.8 million and $47.1 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2019, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $399.0 million, including off-balance sheet consigned inventories of $47.1 million.

The following table summarizes our future contractual obligations as of March 31, 2019 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases (1)	$42,163	$13,644	$26,637	$1,807	$75
Unconditional purchase obligations	398,970	367,021	16,450	15,499	—
Long-term debt, including future interest on the 5.50% Senior Notes	1,796,768	27,500	55,000	542,455	1,171,813
Toll charge	57,336	—	9,993	27,617	19,726
Total contractual cash obligations	$2,295,237	$408,165	$108,080	$587,378	$1,191,614

(1)  Included in the lease obligations are sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments. Certain of these leases provide for renewal options and we may exercise the renewal options.

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

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 31, 2019, we had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $287.5 million, all of which we expect to consume in the normal course of business.

Toll Charge

During the year ended March 31, 2018, our short and long-term tax obligations increased due to introduction of the Tax Act which required the payment of the toll charge. As permitted under the Tax Act, we expect to pay the toll charge obligation over an 8-year period. For additional details regarding the Tax Act and the toll charge, refer to Note 17, Income Taxes, in the accompanying Notes to the Consolidated Financial Statements.

Unrecognized Tax Benefits

As of March 31, 2019, long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $25.1 million and $2.0 million, respectively.  We are unable to reliably estimate the timing of unrecognized tax benefits as such, they are not included in the contractual obligations table above.  We do not anticipate any material cash payments associated with our unrecognized tax benefits to be made within the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, future expectations and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

•	Revenue Recognition and Related Allowances

•	Inventory Valuation

•	Product Warranty Obligations

•	Income Taxes

•	Business Acquisitions

•	Goodwill and Purchased Intangibles

Revenue Recognition and Related Allowances

Our revenue consists of hardware, software, and services. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Our contracts with customer may include promises to provide multiple deliverables. Determining whether the offerings and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between certain professional services and the related hardware and software. This determination influences whether the services are distinct and accounted for separately as a performance obligation.

Service revenue primarily includes maintenance support on hardware devices and is recognized ratably over the contract term as those services are delivered. Product, software, and certain other services are satisfied at a point in time when control is transferred or as the services are delivered to the customer.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price ("SSP") of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services. We typically have more than one SSP for individual products and services due to the stratification of those products and services by customer and circumstance. In these instances, we use relevant information such as the sales channel and geographic region to determine the SSP.

Our indirect channel model includes both a two-tiered distribution structure, where we sell to distributors that subsequently sell to resellers, and a one-tiered structure where we sell directly to resellers. For these arrangements, transfer of control begins at the time access to our services is made available to our end customer and entitlements have been contractually established, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If we were to change this assessment, it could cause a material increase or decrease in the amount of revenue that we report in a particular period.

Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. The partner incentives are intended to drive hardware sell through and reduce revenue in the current period accordingly. Depending on how the payments are made, the reserves associated with the partner incentive programs are recorded on the balance sheet as either contra accounts receivable or accounts payable.

The new revenue recognition standard, which we adopted on April 1, 2018, had an immaterial impact in our consolidated financial statements. Refer to Note 2, Significant Accounting Policies, of the accompanying Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 31, 2019 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $2.9 million and our net income would have been reduced by approximately $2.3 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 31, 2019 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $1.0 million and our net income would have been reduced by approximately $0.7 million.

Income Taxes

We are subject to income taxes in the U.S. and foreign jurisdictions and our income tax returns are periodically audited by domestic and foreign tax authorities. These audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one-time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.

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

On December 22, 2017, the Tax Act was passed in the United States. The Tax Act includes several changes to existing tax law, including, among other things, a permanent reduction in the corporate income tax rate from 35% to 21% and applying new taxes on certain foreign source earnings. In addition, we were subject to a one-time deemed repatriation of accumulated foreign subsidiary unremitted earnings (“toll charge”).

During the fiscal quarter ended December 31, 2018, the Company completed its computation of the tax act in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Cuts and Jobs Act. During the fiscal year ended March 31, 2018, the Company recorded a provisional toll charge of $79.7 million, During fiscal year 2019, the toll charge was finalized resulting in a tax benefit of $0.8 million. The Company's has paid $21.5 million of the toll charge and the remaining toll charge liability of $57.3 million will be paid over the next six years. During the fiscal year ended March 31, 2018, the company recorded a provisional expense of $5.0 million related to state income taxes and foreign withholding taxes for unrepatriated foreign earnings through the Tax Act’s enactment date. During fiscal year 2019, the toll charge computation impact to state and foreign withholding taxes was completed resulting in the recognition of a tax benefit of $3.2 million. The effect of the SAB 118 measurement period adjustments to the effective tax rates for the year ended March 30, 2019 was (2.1)%, Polycom recorded a toll charge which was paid in October 2018 with the filing of its 2017 tax return. For additional details, refer to Note 17, Income Taxes, of the accompanying notes to condensed consolidated financial statements.

Business Acquisitions

Accounting for business acquisitions requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Liabilities assumed may include litigation and other contingency reserves existing at the time of acquisition and require judgment in ascertaining the related fair values. Independent appraisals may be used to assist in the determination of the fair value of certain assets and liabilities. Such appraisals are based on significant estimates provided by us, such as forecasted revenues or profits utilized in determining the fair value of contract-related acquired intangible assets or liabilities. Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our financial results. Adjustments to the fair value of contingent consideration are recorded in earnings. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, Recent Accounting Pronouncements of the Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors".

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

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes, by minimizing movements in future debt payments with this interest rate swap.

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 16, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the fiscal year ended March 31, 2019, we made payments of approximately $2.3 million on our interest rate swap and recognized $2.6 million within interest expense on the consolidated statement of operations. As of March 31, 2019, we had immaterial amount of interest accrued within accrued liabilities on the consolidated balance sheet. We had an unrealized pre-tax loss of approximately $8.6 million recorded within accumulated other comprehensive income (loss) as of March 31, 2019. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.9 million.

Interest rates were relatively unchanged during Fiscal Year 2019 compared to the prior fiscal year. During Fiscal Year 2019, we generated approximately $3.1 million of interest income from our portfolio of cash equivalents and investments, compared to $3.8 million in Fiscal Year 2018.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both Fiscal years 2018 and 2019. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, AUD, and CAD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 31, 2019 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$38,239	$3.8	$(3.8)
GBP	Sell GBP	$15,091	$1.5	$(1.5)
AUD	Sell AUD	$10,775	$1.1	$(1.1)

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a 6 to 12-month term. Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

Approximately 45%, 49%, and 53% of net revenues in Fiscal Years 2017, 2018, and 2019, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 31, 2019, we had foreign currency put and call option contracts with notional amounts of approximately €76.8 million and £25.8 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.3 million or incur a loss of $7.0 million, respectively. As of March 31, 2018, we also had foreign currency put and call option contracts with notional amounts of approximately €50.8 million and £15.6 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 31, 2019 (in millions):

Currency - option contracts	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$127.7	$0.7	$(5.9)
Put options	$118.6	$7.7	$(1.1)
Forwards	$87.4	$8.5	$(8.5)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of March 31, 2019, we had cross currency swap contracts with notional amounts of approximately MXN $149.7 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of March 31, 2019 (in millions):

Currency - cross-currency swap contracts	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$7.5	$(0.7)	$0.8

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Plantronics, Inc. and its subsidiaries (“the Company”) as of March 30, 2019 and March 31, 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 30, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3, to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Polycom business (‘Polycom’) from its assessment of internal controls over financial reporting as of March 30, 2019 because it was acquired by the Company in a purchase business combination during fiscal year 2019. We have also excluded Polycom from our audit of internal control over financial reporting. Polycom comprises wholly-owned subsidiaries whose total assets and total net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 34% and 46%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 30, 2019.
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
May 17, 2019
We have served as the Company’s auditor since 1988.

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31,
	2018	2019
ASSETS
Current assets:
Cash and cash equivalents	$390,661	$202,509
Short-term investments	269,313	13,332
Accounts receivable, net	152,888	337,671
Inventory, net	68,276	177,146
Other current assets	18,588	50,488
Total current assets	899,726	781,146
Property, plant, and equipment, net	142,129	204,826
Purchased intangibles, net	—	825,675
Goodwill	15,498	1,278,380
Deferred tax and other assets	19,534	26,508
Total assets	$1,076,887	$3,116,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,417	$129,514
Accrued liabilities	80,097	398,715
Total current liabilities	125,514	528,229
Long term debt, net of issuance costs	492,509	1,640,801
Long-term income taxes payable	87,328	83,121
Other long-term liabilities	18,566	142,697
Total liabilities	723,917	2,394,848
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 49,278 shares and 56,113 shares issued at 2018 and 2019, respectively	816	884
Additional paid-in capital	876,645	1,431,607
Accumulated other comprehensive income (loss)	2,870	(475)
Retained earnings	299,066	143,344
Total stockholders' equity before treasury stock	1,179,397	1,575,360
Less: Treasury stock (common: 16,027 shares and 16,595 shares at 2018 and 2019, respectively) at cost	(826,427)	(853,673)
Total stockholders' equity	352,970	721,687
Total liabilities and stockholders' equity	$1,076,887	$3,116,535

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended March 31,
	2017	2018	2019
Net revenues
Net product revenues	881,176	856,903	1,510,770
Net service revenues	—	—	163,765
Total net revenues	881,176	856,903	1,674,535
Cost of revenues
Cost of product revenues	439,806	417,788	902,625
Cost of service revenues	—	—	77,771
Total cost of revenues	439,806	417,788	980,396
Gross profit	441,370	439,115	694,139
Operating expenses:
Research, development, and engineering	88,318	84,193	201,886
Selling, general, and administrative	223,830	229,390	567,879
(Gain) loss, net from litigation settlements	4,255	(420)	975
Restructuring and other related charges (credits)	(109)	2,451	32,694
Total operating expenses	316,294	315,614	803,434
Operating income (loss)	125,076	123,501	(109,295)
Interest expense	(29,230)	(29,297)	(83,000)
Other non-operating income and (expense), net	5,819	6,023	6,603
Income (loss) before income taxes	101,665	100,227	(185,692)
Income tax expense (benefit)	19,066	101,096	(50,131)
Net income (loss)	$82,599	$(869)	$(135,561)

Earnings (loss) per common share:
Basic	$2.56	$(0.03)	$(3.61)
Diluted	$2.51	$(0.03)	$(3.61)

Shares used in computing earnings (loss) per common share:
Basic	32,279	32,345	37,569
Diluted	32,963	32,345	37,569

Cash dividends declared per common share	$0.60	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended March 31,
	2017	2018	2019
Net income (loss)	$82,599	$(869)	$(135,561)
Other comprehensive income (loss):
Foreign currency translation adjustment	(311)	257	150
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	3,095	(6,741)	(4,176)
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	(4,111)	4,715	(4,034)
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	2,663	(208)	(177)
Net (gains) losses reclassified into income for interest rate swap hedges	—	—	2,600
Net unrealized gains (losses) on cash flow hedges	$1,647	$(2,234)	$(5,787)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year	(516)	48	198

Aggregate income tax benefit of the above items	115	105	2,095
Other comprehensive income (loss)	935	(1,824)	(3,344)
Comprehensive income (loss)	$83,534	$(2,693)	$(138,905)

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2017	2018	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$82,599	$(869)	$(135,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,977	21,178	201,369
Amortization of debt issuance costs	1,450	1,450	4,593
Stock-based compensation	33,539	33,959	41,934
Deferred income taxes	(657)	7,464	(49,932)
Provision for excess and obsolete inventories	1,960	3,456	7,386
Restructuring and other related charges (credits)	(109)	2,451	32,694
Cash payments for restructuring charges	(4,001)	(2,942)	(29,463)
Other operating activities	2,948	(305)	9,640
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(13,894)	(12,238)	(10,307)
Inventory	(3,791)	(13,309)	(7,182)
Current and other assets	1,386	(2,480)	30,747
Accounts payable	4,377	2,884	3,658
Accrued liabilities	13,260	(4,164)	61,593
Income taxes	(657)	84,613	(45,122)
Cash provided by operating activities	139,387	121,148	116,047
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	157,066	197,575	131,300
Proceeds from maturities of investments	144,092	211,663	131,017
Purchase of investments	(300,434)	(373,281)	(822)
Acquisition, net of cash acquired	—	—	(1,642,241)
Capital expenditures	(23,176)	(12,468)	(26,797)
Cash provided from (used for) investing activities	(22,452)	23,489	(1,407,543)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(34,236)	(52,948)	(13,177)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,736)	(11,429)	(14,070)
Proceeds from issuances under stock-based compensation plans	15,202	23,927	15,730
Payment of cash dividends	(19,959)	(19,996)	(22,880)
Proceeds from revolving line of credit	—	8,000	—
Repayments of revolving line of credit	—	(8,000)	—
Repayments of long-term debt	—	—	(103,188)
Proceeds from debt issuance, net of issuance costs	—	—	1,244,713
Other financing activity	761	—	—
Cash provided from (used for) financing activities	(47,968)	(60,446)	1,107,128
Effect of exchange rate changes on cash and cash equivalents	(2,263)	4,500	(3,784)
Net increase (decrease) in cash and cash equivalents	66,704	88,691	(188,152)
Cash and cash equivalents at beginning of year	235,266	301,970	390,661
Cash and cash equivalents at end of year	$301,970	$390,661	$202,509
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$20,948	$9,757	$44,917
Cash paid for interest	27,783	27,899	$75,684

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2016	33,320	$793	$769,489	$3,759	$257,291	$(718,933)	$312,399
Net income	—	—	—	—	82,599	—	82,599
Foreign currency translation adjustments	—	—	—	(311)	—	—	(311)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,616	—	—	1,616
Net unrealized gains (losses) on investments, net of tax	—	—	—	(370)	—	—	(370)
Proceeds from issuances under stock-based compensation plans	1,125	11	15,193	—	—	—	15,204
Repurchase of restricted common stock	(47)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,959)	—	(19,959)
Stock-based compensation	—	—	33,539	—	—	—	33,539
Tax benefit from stock-based awards	—	—	546	—	—	—	546
Repurchase of common stock	(764)	—	—	—	—	(34,236)	(34,236)
Employees' tax withheld and paid for restricted stock and restricted stock units	(218)	—	—	—	—	(9,736)	(9,736)
Other equity changes related to compensation	—	—	10	—	—	855	865
Balances at March 31, 2017	33,416	804	818,777	4,694	319,931	(762,050)	382,156
Net loss	—	—	—	—	(869)	—	(869)
Foreign currency translation adjustments	—	—	—	257	—	—	257
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(2,190)	—	—	(2,190)
Net unrealized gains (losses) on investments, net of tax	—	—	—	109	—	—	109
Proceeds from issuances under stock-based compensation plans	1,288	12	23,915	—	—	—	23,927
Repurchase of restricted common stock	(98)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,996)	—	(19,996)
Stock-based compensation	—	—	33,959	—	—	—	33,959
Repurchase of common stock	(1,140)	—	—	—	—	(52,948)	(52,948)
Employees' tax withheld and paid for restricted stock and restricted stock units	(215)	—	—	—	—	(11,429)	(11,429)
Other equity changes related to compensation	—	—	(6)	—	—	—	(6)
Balances at March 31, 2018	33,251	816	876,645	2,870	299,066	(826,427)	352,970
Adoption of new accounting standards	—	—	—	(124)	2,719	—	2,595
Net loss	—	—	—	—	(135,561)	—	(135,561)
Foreign currency translation adjustments	—	—	—	150	—	—	150
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(3,371)	—	—	(3,371)
Proceeds from issuances under stock-based compensation plans	576	4	18,716	—	—	—	18,720
Repurchase of restricted common stock	(93)	—	—	—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends	—	—	—	—	(22,880)	—	(22,880)
Stock-based compensation	—	—	41,934		—	—	41,934
Repurchase of common stock	(361)	—	—	—	—	(13,177)	(13,177)
Employees' tax withheld and paid for restricted stock and restricted stock units	(207)	—	—	—	—	(14,070)	(14,070)
Other equity changes related to compensation	—	—	112	—	—	—	112
Balances at March 31, 2019	39,518	$884	$1,431,608	$(475)	$143,344	$(853,674)	$721,687

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Plantronics, Inc. (“Poly,” “the Company”) is a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, software, Open SIP desktop phones, audio and video conferencing, cloud management and analytics, and services. The Company offers its products under the Plantronics and Polycom brands, and in the upcoming year will begin to also offer select products under the brand Poly. The Company's Chief Executive Officer is the Company's Chief Operating Decision Maker ("CODM"). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates as one operating segment.

Founded in 1961, the Company is incorporated in the state of Delaware under the name Plantronics, Inc. and in March 2019, the Company changed the name under which it markets itself to Poly. Poly is listed on the New York Stock Exchange ("NYSE") under the ticker symbol PLT.

2.	SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our financial statements, the Company is required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, and the related disclosures. The Company bases its assumptions, estimates, and judgments on historical experience, current trends, future expectations, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates, and judgments, including those related to revenue and related reserves and allowances, inventory valuation, product warranty obligations, the useful lives of long-lived assets including property, plant and equipment, investment fair values, stock-based compensation, the valuation of and assessment of recoverability of intangible assets and their useful lives, income taxes, contingencies, and restructuring charges, to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company has included the results of operations of acquired companies from the date of acquisition. All intercompany balances and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal Years 2019, 2018, and 2017 each had 52 weeks and ended on March 30, 2019, March 31, 2018, and April 1, 2017, respectively. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31.

Financial Instruments

Cash, Cash Equivalents and Investments
All highly liquid investments with initial stated maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its investments as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company did not incur any material realized or unrealized gains or losses during Fiscal Year 2019.

As of March 31, 2019, with the exception of assets related to the Company's deferred compensation plan and classified as trading securities, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in other non-operating income and (expense), net.

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

The Company entered into a 4-year amortizing interest rate swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective.

The Company does not hold or issue derivative financial instruments for speculative trading purposes.  The Company enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk and to date, no such counterparty has failed to meet its financial obligations under such contracts.

Provision for Doubtful Accounts

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks, and economic conditions that may affect a customer’s ability to pay.

Inventory and Related Reserves

Inventories are valued at the lower of cost or net realizable value.  Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. The Company's estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand.

A substantial portion of the raw materials, components and subassemblies (together, “parts”) used in the Company's products are provided by its suppliers on a consignment basis. These consigned inventories are not recorded on the Company's consolidated balance sheet until it takes title to the parts, which occurs when they are consumed in the production process. The Company provides forecasts to its suppliers covering up to thirteen weeks of demand and places purchase orders when the parts are consumed in the production process, at which time all rights, title, and interest in and to the parts transfers to the Company. Prior to consumption in the production process, the Company's suppliers bear the risk of loss and retain title to the consigned inventory.

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 31, 2019, the Company’s aggregate commitment to suppliers for parts used in the manufacture of the Company’s products was $287.5 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months. As of March 31, 2019, and 2018, the off-balance sheet consigned inventory balances were $47.1 million and $48.8 million, respectively.

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

Intangible assets other than goodwill are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company performs a recoverability test to assess the recoverability of an asset group. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair market value.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, an interest rate swap, a term loan facility, and 5.50% Senior Notes. The fair value of Level 2 derivative foreign currency contracts and the interest rate swap is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 16, Derivatives. The fair value of Level 2 5.50% Senior Notes and term loan facility are determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes and term loan facility, refer to Note 10, Debt.

Level 3
The Company's revolving credit facility falls under the Level 3 hierarchy. The fair value of Level 3 revolving credit facility is determined based on inputs that were unobservable in the market. For more information regarding the Company's debt, refer to Note 10, Debt in the accompanying notes to the consolidated financial statements.

Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally, this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of the Company's business relates to physical product shipments, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues.

The Company's service revenue is recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 85% of the Company's overall service revenue and are recognized ratably over the contract term which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are provided in relatively even increments and on a daily basis. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied support obligation and recognize service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract, to each identified performance obligation based on stand-alone selling price (“SSP”). A fixed discount is always subject to allocation in this manner. If the transaction price is considered variable, the Company determines if the consideration is associated with one or many, but not all of the performance obligations and allocates accordingly. Judgment is also required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and consider a number of characteristics including consideration related to different service types, customer and geography characteristics. The Company uses a single amount to estimate SSP for items that are not sold separately, such as maintenance on term-based licenses. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

On occasion, the Company will fulfill only part of a purchase order due to lack of current availability for one or more items requested on an order. The Company's practice is to ship what is on hand, with the remaining goods shipped once the product is in stock which is generally less than one year from the date of the order. Depending on the terms of the contract or operationally, undelivered or backordered items may be canceled by either party at their discretion.

The distributor contracts are made under agreements that allow for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, and other sales incentives. The Company can reasonably estimate the sales incentives due to an established sales history with customers and records the estimated reserves and allowances at the time the related revenue is recognized.

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 31, 2017, 2018, and 2019 was $1.8 million, $0.9 million, and $1.2 million, respectively.

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

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for (benefit from) income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

The Company is subject to income taxes in the U.S. and foreign jurisdictions. At any one-time, multiple tax years are subject to audit by various tax authorities.

Earnings (Loss) Per Share

The Company has a share-based compensation plan under which employees, non-employee directors, and consultants may be granted share-based payment awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating earnings per share. Historically, the two-class method of calculating earnings per share did not have a material impact on the Company's earnings per share calculation under the treasury stock method. During periods of net loss, no effect is given to participating securities since they do not share in the losses of the Company. For further details refer to Note 18, Computation of Earnings Per Common Share.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income and other comprehensive income.  Other comprehensive income refers to income, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income.  Accumulated other comprehensive income, as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments, unrealized gains and losses on derivatives designated as cash flow hedges, net of tax, and unrealized gains and losses on marketable securities classified as available-for-sale, net of tax.

Foreign Operations and Currency Translation

The Company's functional currency is the U.S. Dollar (“USD") for all but one of its international subsidiaries located in China.  The resulting cumulative translation adjustments related to this subsidiary are immaterial and are included as a component of stockholders' equity in accumulated other comprehensive income. Assets and liabilities denominated in currencies other than the USD or for China, the Chinese Yuan Renminbi (“CNY”), are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Foreign currency transaction gains and losses are recognized in other non-operating income and (expense), net, and have not been material for all periods presented.

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

The Company adopted the new stock-based compensation accounting guidance effective in Fiscal Year 2018. This new guidance requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were recorded as part of additional paid-in capital. The adoption of this guidance had an immaterial impact on the Company's effective tax rate for the year ended March 31, 2018. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. For further details refer to Note 17, Income Taxes.

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

The Company’s investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 31, 2019, the Company's investments were composed solely of Mutual Funds. As of March 31, 2018, the Company's investments were composed of Mutual Funds, US Treasury Notes, Government Agency Securities, Commercial Paper, Corporate Bonds, and Certificates of Deposits ("CDs").

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Two customers, D & H Distributing Company and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable as of March 31, 2018. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9%, respectively, of total net accounts receivable as of March 31, 2019. The Company does not believe other significant concentrations of credit risk exist. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectability of all accounts receivable.

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

Related Party

The Company's vendor, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the acquisition of Polycom, Inc. ("Polycom") for e-commerce services, is a wholly owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly owned subsidiary of Siris. Immediately prior to the Company's acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole shareholder and, pursuant to the Company's stock purchase agreement with Triangle, currently owns approximately 16.0% of Plantronics' issued and outstanding stock. Additionally, in connection with the acquisition of Polycom, the Company entered into a Stockholder Agreement with Triangle pursuant to which it agreed to appoint two individuals to the Company's board of directors nominated by Triangle. As a consequence of these relationships, Digital River is considered a related party under Topic 850. The Company had immaterial transactions with Digital River during the year ended March 31, 2019.

Accounts Receivable Financing

As a result of the Polycom acquisition, the Company assumed a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of Polycom's products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860, and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860 and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In Fiscal Year 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $158.7 million, of which $81.8 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's consolidated balance sheet as of March 31, 2019 was approximately $40.5 million due from the financing company, of which $21.5 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement was $3 million for the year ended March 31, 2019. These fees are recorded as a reduction of net revenues in the Company's consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets "right-of-use assets" and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a "short-term lease". For expense recognition, the dual model requiring leases to be classified as either operating or finance leases has been retained from the prior standard. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Lease classification will use criteria very similar to those applied in current lease accounting, but without explicit bright lines. Extensive additional quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of expense recognized and expected to be recognized. The new lease guidance will essentially eliminate off-balance sheet financing. The Company adopted the new standard on March 31, 2019 using a modified retrospective approach. Under the modified retrospective approach, the Company will not adjust the comparative period financial information or make the new required lease disclosures for periods before the effective date. The Company will elect the short-term lease recognition exemption and will not recognize Right of Use (ROU) assets or lease liabilities for leases with a term less than 12 months. While the Company continues to assess all of the effects of adoption, the Company believes the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on the consolidated balance sheet and (ii) providing significant new disclosures about the Company's leasing activities. The new ROU assets and lease liabilities, which will be recognized on the consolidated balance sheet, consist primarily of real estate facilities. We are continuing to analyze and evaluate the ROU assets and lease liability using the Company's incremental borrowing rate at March 31, 2019. Upon adoption of ASC 842, all existing leases will be classified as either operating leases or finance leases. The Company plans to modify its business processes and controls to support the adoption of the new standard, including expanded review of new contracts. After the adoption of Topic 842, we will first report the ROU assets and lease liabilities as of June 30, 2019 in our Quarterly Report on Form 10-Q based on our lease portfolio as of that date.

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

Recently Adopted Pronouncement

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements. The Company adopted Topic 606 Revenue from Contracts with Customers to all contracts not completed as of the initial application date of April 1, 2018. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings at April 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported in accordance with its historic accounting under Topic 605. The details of the notable changes and quantitative impact of the changes are set out below.

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

The cumulative effect of the changes made to the Company's consolidated April 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in thousands):

	March 31, 2018	Adjustments due to Topic 606 (increase/(decrease))	April 1, 2018
ASSETS
Current assets:
Accounts receivable, net	$152,888	$14,221	$167,109
Total current assets	899,726	14,221	913,947
Deferred tax and other assets	19,534	(493)	19,041
Total assets	$1,076,887	$13,728	$1,090,615

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$80,097	$11,133	$91,230
Total current liabilities	125,514	11,133	136,647
Total liabilities	723,917	11,133	735,050
Commitments and contingencies (Note 9)
Stockholders' equity:
Retained earnings	299,066	2,595	301,661
Total stockholders' equity before treasury stock	1,179,397	2,595	1,181,992
Total stockholders' equity	352,970	2,595	355,565
Total liabilities and stockholders' equity	$1,076,887	$13,728	$1,090,615

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated balance sheet as of March 31, 2019:

	March 31, 2019 As Reported	Adjustments due to Topic 606* (increase/(decrease))	March 31, 2019 Without Adoption of Topic 606
ASSETS
Current assets:
Accounts receivable, net	$337,671	$(96,023)	$241,648
Other current assets	50,488	(813)	49,675
Total current assets	781,146	(96,836)	684,310
Deferred tax and other assets	26,508	(2,597)	23,911
Total assets	$3,116,535	$(99,433)	$3,017,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued liabilities	$398,715	$(84,562)	$314,153
Total current liabilities	528,229	(84,562)	443,667
Other long-term liabilities	142,697	(803)	141,894
Total liabilities	2,394,848	(85,365)	2,309,483
Commitments and contingencies (Note 7)
Stockholders' equity:
Retained earnings	143,344	(14,068)	129,276
Total stockholders' equity before treasury stock	1,575,360	(14,068)	1,561,292
Total stockholders' equity	721,687	(14,068)	707,619
Total liabilities and stockholders' equity	$3,116,535	$(99,433)	$3,017,102

* The ASC 606 related adjustments include the impact of purchase accounting.

The following tables summarize the impacts of adopting Topic 606 on the Company’s the consolidated financial statements for the year ended March 31, 2019:

CONSOLIDATED STATEMENTS OF OPERATIONS Selected Line Items (in thousands) (Unaudited)
	March 31, 2019 As Reported	Adjustments due to Topic 606 (increase/(decrease))	March 31, 2019 Without Adoption of Topic 606
Net revenues
Net product revenues	$1,510,770	$(1,347)	$1,509,423
Net service revenues	163,765	1,598	165,363
Total net revenues	1,674,535	251	1,674,786
Gross profit	694,139	251	694,390
Operating expenses
Selling, general, and administrative	567,879	3,070	570,949
Total operating expenses	803,434	3,070	806,504
Operating loss	(109,295)	(2,819)	(112,114)
Loss before income taxes	(185,692)	(2,819)	(188,511)
Income tax expense (benefit)	(50,131)	(309)	(50,440)
Net loss	$(135,561)	$(2,510)	$(138,071)

Loss per common share:
Basic	$(3.61)	$(0.07)	$(3.68)
Diluted	$(3.61)	$(0.07)	$(3.68)

The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated statement of comprehensive loss for the Fiscal Year ended March 31, 2019:

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS Selected Line Items (in thousands) (Unaudited)
	March 31, 2019 as Reported	Adjustments due to Topic 606 (increase/(decrease))	March 31, 2019 Without Adoption of Topic 606
Net loss	$(135,561)	$(2,510)	$(138,071)
Comprehensive loss	$(138,905)	$(2,510)	$(141,415)

Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing in the Company's the Consolidated Cash Flows Statements.

4. ACQUISITION

Polycom Acquisition

On July 2, 2018 ("Acquisition Date"), the Company completed the acquisition of Polycom based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 ("the Acquisition"). The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing the Company to pursue additional opportunities across the Unified Communications & Collaboration ("UC&C") market in both hardware end points and services.

At the closing of the Acquisition, the Company acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") valued at approximately $0.5 billion and (2) approximately $1.7 billion in cash net of cash acquired (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole shareholder, owning approximately 16.0% of the Company immediately following the acquisition. The consideration paid at closing was subject to a working capital, tax and other adjustments. This transaction was accounted for as a business combination and the Company has included the financial results of Polycom in the Consolidated Financial Statements since the date of acquisition.

The preliminary allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the acquisition date is as follows:

(in thousands)	July 2, 2018
ASSETS
Cash and cash equivalents	$80,139
Trade receivables, net	165,449
Inventories	109,074
Prepaid expenses and other current assets	68,451
Property and equipment, net	79,497
Intangible assets	985,400
Other assets	27,237
Total assets acquired	$1,515,247

LIABILITIES
Accounts payable	$80,653
Accrued payroll and related liabilities	44,538
Accrued expenses	144,051
Income tax payable	27,044
Deferred revenue	115,061
Deferred income taxes	98,342
Other liabilities	51,796
Total liabilities assumed	$561,485

Total identifiable net assets acquired	953,762
Goodwill	1,262,883
Total Purchase Price	$2,216,645

The Company’s purchase price allocation is preliminary and subject to revision as additional information related to the fair value of assets and liabilities are finalized. The estimate of fair value and purchase price allocation were based on information available at the time of closing the Acquisition and the Company continues to evaluate the underlying inputs and assumptions that are being used in fair value estimates. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of closing the Acquisition. The acquisition has preliminarily resulted in $1,263 million of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. Additionally, the purchase price is subject to change due to potential tax obligations related to unsettled intercompany transactions and potential resolution of certain contingent liabilities.

Since the acquisition date, we have recorded measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included deferred tax and tax liabilities of $44.0 million, a working capital adjustment of $8.0 million and various other immaterial adjustments of $4.2 million, resulting in a decrease to goodwill of approximately $56.2 million.

The Company incurred approximately $19.2 million in acquisition related expenses which are recorded in selling, general, and administrative expenses in its the consolidated statement of operations for the year ended March 31, 2019.

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(in thousands, except for remaining life)	Fair Value	Weighted-Average Amortization Period
Existing technology	$538,600	4.95
Customer relationships	245,100	5.46
Trade name/Trademarks	115,600	9.00
Backlog	28,100	0.25
Total amortizable intangible assets acquired	927,400	5.45
In-process research and development	58,000
Total acquired intangible assets	$985,400

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

Trade name/trademarks relate to the “Polycom” trade name and related trademarks. The fair value was determined by applying the profit allocation method under the income approach. This valuation method estimates the value of an asset by the profit saved because the company owns the asset. The economic useful life was determined based on the expected life of the trade name and trademarks and the cash flows anticipated over the forecasted periods at the time of the acquisition.

The fair value of in-process technology was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by thin-process technology, less charges representing the contribution of other assets to those cash flows. In Fiscal Year 2019, the Company reclassified approximately $28.1 million of completed in-process research and development into existing technology and began amortizing over the estimated useful life. The Company expects the remaining in-process research and development to be completed, transferred to existing technology, and begin amortizing in Fiscal Year 2020.

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

Goodwill is primarily attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.

The actual total net revenues and net loss of Polycom included in the Company's consolidated statement of operations for the period July 2, 2018 to March 31, 2019 are as follows:

(in thousands)	July 2, 2018 to March 31, 2019
Total net revenues	$763,837
Net loss	$(130,340)

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the acquisition, and transaction and integration costs. For the year ended March 31, 2018 and 2019, non-recurring pro forma adjustments directly attributable to the Polycom acquisition included (i) the purchase accounting effect of deferred revenue assumed of $84.8 million, (ii) the purchase accounting effect of inventory acquired of $30.4 million, and (iii) acquisition costs of $19.2 million.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the Acquisition actually occurred at the beginning of fiscal year 2018 or of the results of its future operations of the combined business.

	Pro Forma (unaudited)
	Fiscal Year Ended March 31,
(in thousands)	2018	2019
Total net revenues	$1,892,971	$2,008,245
Operating income (loss)	(208,234)	18,929
Net loss	$(379,032)	$(38,516)

5.    CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 31, 2018 and 2019 (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$308,734	$—	$—	$308,734	$308,734	$—
Level 1:
Mutual Funds	13,336	186	(67)	13,455	—	13,455
US Treasury Notes	129,373	7	(60)	129,320	30,178	99,142
Money Market Funds	344	—	—	344	344	—
Subtotal	143,053	193	(127)	143,119	30,522	112,597
Level 2:
Government Agency Securities	46,354	—	(56)	46,298	6,978	39,320
Municipal Bonds	3,591	—	—	3,591	3,591	—
Commercial Paper	84,512	—	—	84,512	40,836	43,676
Corporate Bonds	54,701	—	(212)	54,489	—	54,489
Certificates of Deposits ("CDs")	19,231	—	—	19,231	—	19,231
Subtotal	208,389	—	(268)	208,121	51,405	156,716

Total cash, cash equivalents and investments measured at fair value	$660,176	$193	$(395)	$659,974	$390,661	$269,313

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$202,509	$—	$—	$202,509	$202,509	$—
Level 1:
Mutual Funds	13,420	197	(285)	13,332	—	13,332
US Treasury Notes	—	—	—	—	—	—
Money Market Funds	—	—	—	—	—
Subtotal	13,420	197	(285)	13,332	—	13,332

Total cash, cash equivalents and investments measured at fair value	$215,929	$197	$(285)	$215,841	$202,509	$13,332

As of March 31, 2018, and 2019, with the exception of assets related to the Company's deferred compensation plan, all of the Company's investments are classified as available-for-sale securities. The carrying value of available-for-sale securities included in cash equivalents approximates fair value because of the short maturity of those instruments. For more information regarding the Company's deferred compensation plan, refer to Note 6, Deferred Compensation. The Company did not incur any material realized or unrealized gains or losses during Fiscal Year 2019. The Company recognized a loss of approximately $1.2 million during Fiscal Year 2018.

There were no transfers between fair value measurement levels during Fiscal Years 2018 and 2019.

6.     DEFERRED COMPENSATION

As of March 31, 2019, the Company held investments in mutual funds with a fair value totaling $13.3 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.5 million at March 31, 2019. As of March 31, 2018, the Company held investments in mutual funds with a fair value totaling $13.5 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 31, 2018 was $14.1 million.

The securities are classified as trading securities and are recorded on the consolidated balance sheets under "short-term investments". The liability is recorded on the consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

7.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	March 31,
(in thousands)	2018	2019
Accounts receivable	$202,270	$393,415
Provisions for returns	(10,225)	—	[1]
Provisions for promotions and rebates	(38,284)	(50,789)	[1]
Provisions for doubtful accounts and sales allowances	(873)	(4,956)
Accounts receivable, net	$152,888	$337,671
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 3, Recent Accounting Pronouncements, for additional information on the adoption impact.

Inventory, net:

	March 31,
(in thousands)	2018	2019
Raw materials	$28,789	$34,054
Work in process	450	274
Finished goods	39,037	142,818
Inventory, net	$68,276	$177,146

Property, plant, and equipment, net:

	March 31,
(in thousands)	2018	2019
Land	$16,564	$16,418
Buildings and improvements (useful life: 7-30 years)	115,401	138,000
Machinery and equipment (useful life: 2-10 years)	112,719	158,326
Software (useful life: 5-6 years)	50,631	68,985
Construction in progress	5,428	13,099
Property, plant, and equipment, gross	300,743	394,829
Accumulated depreciation and amortization	(158,614)	(190,002)
Property, plant, and equipment, net	$142,129	$204,826

Depreciation and amortization expense for Fiscal Years 2017, 2018 and 2019 was $20.7 million, $21.1 million, and $40.6 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $23.6 million and $30.6 million at March 31, 2018 and 2019, respectively.  Amortization expense related to capitalized software costs in Fiscal Years 2017, 2018, and 2019 was $4.4 million, $4.9 million, and $11.0 million, respectively.

Included in construction in progress at March 31, 2019 was tooling for new products, machinery and equipment, building improvements at our U.S. headquarters, and IT-related expenditures. None of the items were individually material.

Accrued Liabilities:

	March 31,	March 31,
(in thousands)	2018	2019
Short term deferred revenue	$2,986	$133,200
Employee compensation and benefits	28,599	68,882
Income tax payable	5,583	5,692
Provision for returns	—	24,632	[1]
Marketing incentives liabilities	—	25,369	[1]
Discounts reserve	—	46,894	[1]
Accrued interest	10,424	10,425
Warranty obligation	7,550	15,736
VAT/Sales tax payable	5,353	11,804
Derivative liabilities	2,947	3,275
Accrued other	16,655	52,806
Accrued liabilities	$80,097	$398,715
(1) Upon adoption of ASC 606, the provision for returns and certain provisions for promotions, rebates and other were reclassified to accrued liabilities as these reserve balances are considered refund liabilities. Refer to Note 3, Recent Accounting Pronouncements, for additional information on the adoption impact.

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

	Year ended March 31,
(in thousands)	2018	2019
Warranty obligation at beginning of year	$8,697	$9,604
Polycom warranty obligation (1)	—	9,095
Warranty provision related to products shipped	9,923	19,884
Deductions for warranty claims processed	(10,193)	(20,638)
Adjustments related to preexisting warranties	1,177	39
Warranty obligation at end of year (2)	$9,604	$17,984
(1) Represents warranty obligation assumed upon completion of the Acquisition on July 2, 2018.
(2) Includes both short-term and long-term portion of warranty obligation.

8.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

Goodwill as of March 31, 2018, and 2019, was $15.5 million and $1.3 billion, respectively. The increase in goodwill in the fiscal year ended March 31, 2019 is due to the Acquisition of Polycom on July 2, 2018. Refer to Note 4, Acquisition in the Notes to the Consolidated Financial Statements for more details.

In Fiscal Years 2018 and 2019, for purposes of the annual goodwill impairment test, the Company determined there to be no reporting units below its single operating segment; therefore, the annual goodwill impairment analysis was performed at the segment level in both of these years. In the fourth quarter of Fiscal Years 2018 and 2019, the Company evaluated qualitative factors that may affect the fair value of the reporting unit and concluded there to be no indication of goodwill impairment.

Other Intangible Assets

Other intangible assets consist primarily of existing technology customer relationships, and trade name acquired in business combinations. During Fiscal Year 2019, approximately $28.1 million of in-process research and development was completed and reclassified to existing technology. Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to cost of sales and operating expenses in the Consolidated Statement of Operations.

The carrying value of other intangible assets, excluding fully amortized intangible assets as of March 31, 2019, is set forth in the following table:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$566,881	$86,301	$480,580	4.2 years
Customer relationships	245,481	36,245	209,236	4.8 years
Trade name	115,600	9,633	105,967	8.3 years
Non-amortizing assets
In-process R&D	29,892	—	29,892	N/A
Total intangible assets	$957,854	$132,179	$825,675	4.9 years

There were no unamortized intangible assets as of March 31, 2018. In Fiscal Years 2017 and 2018 the Company recognized immaterial amortization expense. In Fiscal Year 2019, the Company recognized $160.3 million of amortization expense.

As of March 31, 2019, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2020	$179,253
2021	174,411
2022	160,128
2023	156,419
2024	75,012
Thereafter	50,103
$795,326

9.	COMMITMENTS AND CONTINGENCIES

Minimum Future Rental Payments

Minimum future rental payments under non-cancelable operating leases having remaining terms in excess of one year as of March 31, 2019 are as follows:

(in thousands)
Fiscal Year Ending March 31,	Gross Minimum Lease Payments	Sublease Receipts	Net Minimum Lease Payments
2020	18,882	(5,238)	13,644
2021	17,883	(5,481)	12,402
2022	15,239	(5,645)	9,594
2023	5,800	(1,160)	4,640
2024	1,281	—	1,281
Thereafter	601	—	601
Total minimum future rental payments	59,686	(17,524)	42,162

Total rent expense for operating leases was approximately $2.8 million, $2.6 million, and $17.8 million in Fiscal Years 2017, 2018, and 2019, respectively.

Unconditional Purchase Obligations

The Company purchases services and components from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. As of March 31, 2019, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $399.0 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.  The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. If the jury verdict were to be appealed and later overturned on appeal, the Company would have to repay that amount to GN.  On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The appellate court heard argument on the matter on December 11, 2018 and its decision is pending.

The U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) have concluded their investigations into possible violations of the U.S. Foreign Corrupt Practices Act by Polycom, relating to conduct prior to its July 2, 2018 acquisition by the Company.  Polycom and the Company cooperated fully with these agencies regarding these matters.  In December 2018, the DOJ issued a declination to prosecute the matter.  Polycom also agreed to settle the matter with the SEC and DOJ upon payment of $38.1 million comprised of $31.0 million for disgorgement, $1.8 million for prejudgment interest, and $3.8 million for civil money penalties.  The Company was reimbursed for the entire settlement amount as well as an additional $1.4 million for legal fees and expenses through funds retained in escrow under the Stock Purchase Agreement between Plantronics, Polycom and Triangle Private Holdings II, LLP.  This matter is now concluded.

On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones.  The Company disputes the allegations and filed a motion to dismiss the Complaint in November 2018.  Plaintiff filed a First Amended Complaint on December 14, 2018.  The matter has now been resolved.

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada.  Polycom thereafter filed an inter partes reexamination of one of the patents, which was then appealed to the Federal Circuit Court.  Oral argument occurred on March 6, 2019.  Litigation in both matters in the United States and Canada, respectively, has been stayed pending the results of that appeal.  Polycom also filed an inter partes review of the second patent on January 31, 2019, which is now pending institution.  FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement.  An arbitration hearing occurred on December 10, 2018, and the arbitration panel awarded $374,475 to FullView.  On April 29, 2019 the Federal Circuit rendered its opinion affirming the Patent Trial and Appeal Board opinion regarding the inter partes reexamination.

In June 2018, Ashton Bentley Technology Limited filed a complaint against Polycom, Inc. in the High Court of Justice, Business and Property Court, Commercial Court (QBD), London, United Kingdom, alleging breach of contract.  The Company disputes the allegations and on October 5, 2018, Ashton Bentley filed its Reply and Defence to Counterclaim to the Company’s September 6, 2018 Defence and Counterclaims.  The Company’s responded to Ashton Bentley’s Reply in November 2018. This matter has now been resolved.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division.  The Company disputes the allegations.  Polycom filed a motion to change venue which was denied in October 2018.  Polycom filed its Answer to the Complaint on October 18, 2018.  Discovery is ongoing.

On March 21, 2019, Performance Design Products filed a complaint against Plantronics alleging trademark infringement.  Plantronics filed a motion to dismiss the complaint on April 12, 2019.

In addition to the specific matters discussed above, the Company is involved in various legal proceedings and investigations arising in the normal course of conducting business. Where applicable, in relation to the matters described above, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. The Company is not able to estimate an amount or range of any reasonably possible loss, including in excess of any amount accrued, because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

10. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of March 31, 2018 and March 31, 2019 were as follows:

	March 31, 2018		March 31, 2019
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$497,095	$492,509	$503,410	$493,959
Term loan facility	$—	$—	$1,152,044	$1,146,842

As of March 31, 2018, and March 31, 2019, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $7.5 million and $31.0 million respectively.

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are presented in our consolidated balance sheet as a reduction to the outstanding amount payable and are being amortized to interest expense, using the effective interest method, over the term of the 5.50% Senior Notes. A portion of the proceeds was used to repay all then-outstanding amounts under our revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2).

The Company may redeem all or a part of the 5.50% Senior Notes, upon not less than 30 or more than a 60-day notice; however, the applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption Up To 35% Using Cash Proceeds From An Equity Offering (3):
	Make-Whole (1)	Premium (2)	Date	Specified Price
5.50% Senior Notes	Prior to May 15, 2018	On or after May 15, 2018	Prior to May 15, 2018	105.50%
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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and leaseback transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to another person. As of March 31, 2019, the Company was in compliance with all covenants.

Credit Facility Agreement

In connection with the Polycom acquisition completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 250bps due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the Closing Date for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

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

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it refinances within 6 months of entering into this credit agreement. During Fiscal Year 2019, the Company prepaid $100 million aggregate principal amount of the term loan facility and did not incur any prepayment penalties. The Company recorded a loss on the prepayment of approximately $2.2 million, which is included in Interest Expense of the Company's Consolidated Statements of Operations. As of March 31, 2019, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million.

11. RESTRUCTURING AND OTHER RELATED CHARGES (CREDITS)

Summary of Restructuring Plans

Fiscal Year 2019 restructuring plans

During the Fiscal Year 2019, the Company initiated post-acquisition restructuring plans to realign the Company's cost structure, including streamlining the global workforce, consolidation of certain distribution centers in North America, and reduction of redundant legal entities, in order to take advantage of operational efficiencies following the acquisition of Polycom. The costs incurred to date under these plans have primarily comprised of severance benefits from reduction in force actions, facilities related actions initiated by management, and legal entity rationalization.

Legacy Plans

The Company currently has a liability balance as of March 31, 2019 related to various restructuring actions undertaken in prior periods under these plans:

•
As a result of the acquisition of Polycom, the Company assumed restructuring liabilities under restructuring plans that were initiated under plans approved by Polycom's management prior to the completion of its acquisition on July 2, 2018. As of March 31, 2019, the restructuring reserve was approximately $7.0 million and primarily comprised of facilities-related liabilities which will expire over a period of 2018 to 2023.

•
During the fiscal quarter ended June 30, 2018, the Company executed a restructuring plan aimed at realigning its sales organization structure as part of a broader strategic objective to improve sales management and ensure proper investment across its geographic region.

The Company's restructuring liabilities as of March 31, 2019 are as follows (amounts in thousands):

	As of March 31, 2018	Assumed Liability	Accruals	Cash Payments	Adjustments	As of March 31, 2019
Legacy Plans
Severance	$114	$921	$1,101	$(1,747)	$(197)	$192
Facility	325	8,574	99	(2,368)	205	$6,835
Total Legacy Plans	439	9,495	1,200	(4,115)	8	7,027
FY2019 Plans
Severance	—	—	23,932	(18,150)	164	5,946
Facility	—	—	2,142	(1,778)	35	399
Other	—	—	5,420	(5,420)	—	—
Total FY2019 Plans	—	—	31,494	(25,348)	199	6,345
Severance	114	921	25,033	(19,897)	(33)	6,138
Facility	325	8,574	2,241	(4,146)	240	7,234
Other	—	—	5,420	(5,420)	—	—
Grand Total	$439	$9,495	$32,694	$(29,463)	$207	$13,372

12.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting.  As of March 31, 2019, there have been 17,400,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted. Stock options granted to employees vest over a three-year period, and stock options granted to non-employee directors vest over a four-year period.

Restricted stock and restricted stock units under our share-based plans are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the market price of Plantronics common stock on the date of grant. Restricted stock and restricted stock units granted to employees vest over a three-year period to non-employee directors over a one-year period.

Performance-based restricted stock units ("PSUs") are granted to executives of the Company and contain a market condition based on Total Shareholder Return ("TSR"). The Compensation Committee sets a target and maximum value that each Executive could earn based on an annual comparison of the total stockholder return on our common stock against the iShares S&P North American Tech-Multimedia Networking Index ("Index"), an index the Committee determined appropriate to compare to the total stockholder return on our stock. Performance shares will be delivered in common stock over the vesting period of three-years based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At March 31, 2019, options to purchase 627,321 shares of common stock and 1,617,118 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,879,253 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 151,648, 156,355, and 138,133 shares issued under the ESPP in Fiscal Years 2017, 2018, and 2019 respectively.  At March 31, 2019, there were 436,190 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2019 was $6.2 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Cost of revenues	$3,244	$3,622	$4,176

Research, development and engineering	8,616	8,071	11,699
Selling, general and administrative	21,679	22,266	26,059
Stock-based compensation expense included in operating expenses	30,295	30,337	37,758
Total stock-based compensation	33,539	33,959	41,934
Income tax benefit	(10,768)	(7,880)	(9,891)
Total stock-based compensation expense, net of tax	$22,771	$26,079	$32,043

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during Fiscal Year 2019:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 31, 2018	923	$47.53
Options granted	—	$—
Options exercised	(277)	$45.07
Options forfeited or expired	(18)	$46.06
Outstanding at March 31, 2019	627	$48.66	2.4	$670
Vested or expected to vest at March 31, 2019	627	$48.66	2.4	$670
Exercisable at March 31, 2019	594	$48.80	2.2	$640

The total intrinsic values of options exercised during Fiscal Years 2017, 2018, and 2019 were $5.5 million, $9.4 million, and $5.8 million respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during Fiscal Year 2019 was $12.5 million, net of taxes. The total net tax benefit attributable to stock options exercised during the year ended March 31, 2019 was $1.4 million.

As of March 31, 2019, the total unrecognized compensation cost related to unvested stock options was $0.3 million and is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock

Restricted stock consists of awards of restricted stock, restricted stock units ("RSUs"), and performance-based RSUs ("PSUs"). The following table summarizes the changes in unvested restricted stock, RSUs, and PSUs, for Fiscal Year 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 31, 2018	1,254	$51.09
Granted	1,171	$68.68
Vested	(572)	$50.24
Forfeited	(235)	$60.44
Non-vested at March 31, 2019	1,618	$62.77

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2017, 2018, and 2019 were $44.82, $53.62, and $68.68, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2017, 2018, and 2019 were $28.9 million, $27.8 million, and $28.7 million, respectively.

As of March 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was $60.0 million and is expected to be recognized over a weighted average period of 1.7 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2017	2018	2019	2017	2018	2019
Expected volatility	31.1%	29.1%	n/a	28.8%	30.5%	40.8%
Risk-free interest rate	1.1%	1.7%	n/a	0.6%	1.5%	2.4%
Expected dividends	1.4%	1.2%	n/a	1.1%	1.2%	1.1%
Expected life (in years)	4.4	4.6	n/a	0.5	0.5	0.5
Weighted-average grant date fair value	$10.39	$12.58	n/a	$12.03	$11.78	$14.44

The expected stock price volatility for the years ended March 31, 2017, 2018, and 2019 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on our current dividend and the market price of our common stock at the date of grant.

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
 At July 2, 2018, $7.9 million was recognized in Accrued liabilities assumed from Polycom and was paid in the second quarter of fiscal 2019.  The Company recognized an immaterial amount of compensation expense during the fiscal year ended March 31, 2019 in respect of the awards vesting on the one-year anniversary, which will be payable in the second quarter of fiscal 2020.  The amount due as of the acquisition date is based on cash paid to Triangle that was distributed to its parents.  Future distributions to its parents of cash made available to Triangle from the release of escrow accounts or the sale of shares issued in the transaction would trigger further compensation due to incentive rights holders under the plan.  Plantronics is indemnified for any obligations in excess of the reduction to purchase price.

13. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Company's Board of Directors approved a 1 million shares repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of March 31, 2019, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

Repurchases by the Company pursuant to Board-authorized programs are shown in the following table:

	Fiscal Year Ended March 31,
(in thousands, except $ per share data)	2018	2019
Shares of common stock repurchased in the open market	1,139,548	361,091
Value of common stock repurchased in the open market	$52,948	$13,177
Average price per share	$46.46	$36.49

Value of shares withheld in satisfaction of employee tax obligations	$11,429	$14,070

The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's consolidated statement of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

There were no retirements of treasury stock during Fiscal Years 2017, 2018, and 2019.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of associated tax impacts, were as follows:

	March 31,
(in thousands)	2018	2019
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(1,663)	$(5,310)
Accumulated foreign currency translation adjustments	4,685	4,835
Accumulated unrealized loss on investments	(152)	—
Accumulated other comprehensive income (loss)	$2,870	$(475)
(1) Refer to Note 16, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 31, 2018 and March 31, 2019.

15.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute pre-tax amounts to the plan through payroll withholdings, subject to certain limitations. Under the plan, the Company matches 50% of the first 6% of employees' compensation and provides a non-elective Company contribution equal to 3% of base salary. All matching contributions are currently 100% vested immediately. Effective January 1, 2019, the policy was modified, whereby the Company matches 100% of the first 3% of employees' compensation and matches 50% of the second 3% of employee compensation. There is no longer any non-elective Company contribution. The Company reserves the right to modify its policies at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2017, 2018, and 2019 were $4.2 million, $4.5 million, and $7.1 million, respectively.

16.	DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of March 31, 2019.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of March 31, 2019, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 31, 2018, and March 31, 2019, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 31, 2018:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$772	$(772)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$772			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(3,037)	$772	$—	$(2,265)
Derivatives not subject to master netting agreements	—			—
Total	$(3,037)			$(2,265)

As of March 31, 2019:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$3,183	$(883)	$—	$2,300
Derivatives not subject to master netting agreements	—			—
Total	$3,183			$2,300

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(9,483)	$883	$—	$(8,600)
Derivatives not subject to master netting agreements	—			—
Total	$(9,483)			$(8,600)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 31, 2019, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at March 31, 2019:

	Local Currency		USD Equivalent	Position	Maturity
	(in thousands)		(in thousands)
EUR		€34,000	$38,239	Sell EUR	1 month
GBP		£11,600	$15,091	Sell GBP	1 month
AUD	A$	15,200	$10,775	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income and (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Gain (loss) on foreign exchange contracts	$4,599	$(7,405)	$7,340

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a 6 to 12-month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 31, 2018		March 31, 2019
	EUR	GBP	EUR	GBP
Option contracts	€50.8	£15.6	€76.8	£25.8
Forward contracts	€35.0	£10.7	€55.4	£18.0

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 31, 2018, and March 31, 2019, the Company had foreign currency swap contracts of approximately MXN 31.8 million and MXN 149.7 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at March 31, 2019:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	149,700	$7,537	Buy MXN	Monthly over	9 months

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of fiscal year ended March 31, 2019. During the fiscal year ended March 31, 2019, the Company recorded a loss of $2.6 million on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges in AOCI and the consolidated statements of operations for Fiscal Years ended March 31, 2017, 2018, and 2019:

(in thousands)	2017	2018	2019
Gain (loss) included in AOCI as of beginning of period	$(1,106)	$541	$(1,693)

Amount of gain (loss) recognized in OCI (effective portion)	3,095	(6,741)	(4,176)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(4,111)	4,715	(4,034)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	2,663	(208)	(177)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	—	—	2,600
Total amount of (gain) loss reclassified from AOCI to consolidated statements of operations (effective portion)	(1,448)	4,507	(1,611)

Gain (loss) included in AOCI as of end of period	$541	$(1,693)	$(7,480)

The Company recognized immaterial gains in the consolidated statement of operations relating to the ineffective portion of the cash flow hedges reported in other non-operating income and (expense), net during the years ended March 31, 2019, and 2017 compared to an immaterial loss in Fiscal Year 2018.

17.	INCOME TAXES

Income tax expense (benefit) for Fiscal Years 2017, 2018, and 2019 consisted of the following:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Current:
Federal	$10,591	$82,523	$(1,199)
State	457	4,274	2,550
Foreign	7,731	6,860	(1,550)
Total current provision for (benefit from) income taxes	18,779	93,657	(199)
Deferred:
Federal	1,022	9,002	(37,577)
State	(117)	(1,585)	(4,160)
Foreign	(618)	22	(8,195)
Total deferred income tax expense (benefit)	287	7,439	(49,932)
Income tax expense (benefit)	$19,066	$101,096	$(50,131)

The components of income (loss) before income taxes for Fiscal Years 2017, 2018, and 2019 are as follows:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
United States	$43,377	$17,654	$(179,387)
Foreign	58,288	82,573	(6,305)
Income (loss) before income taxes	$101,665	$100,227	$(185,692)

The following is a reconciliation between statutory federal income taxes and the income tax expense (benefit) for Fiscal Years 2017, 2018, and 2019:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Tax expense at statutory rate	$35,583	$31,631	$(38,995)
Foreign operations taxed at different rates	(13,183)	(17,970)	(4,965)
State taxes, net of federal benefit	340	2,689	(1,610)
Research and development credit	(3,119)	(2,023)	(4,288)
Net GILTI Inclusion	—	—	4,398
Impact of Tax Act	—	87,790	(3,728)
Stock based compensation	(365)	(1,771)	(1,196)
Other, net	(190)	750	253
Income tax expense (benefit)	$19,066	$101,096	$(50,131)

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 31, 2018 and 2019 are as follows:

	March 31,
(in thousands)	2018	2019
Accruals and other reserves	$4,809	$24,167
Deferred compensation	3,467	2,980
Net operating loss carry forward	1,540	16,921
Stock compensation	8,384	9,484
Interest expense	—	11,550
Tax credits	6,504	7,072
Engineering costs	—	31,015
Other deferred tax assets	1,070	635
Valuation allowance(1)	(2,514)	(15,787)
Total deferred tax assets	23,260	88,037
Deferred gains on sales of properties	(1,160)	(1,155)
Purchased intangibles	—	(92,544)
Unearned revenue	—	(5,054)
Unremitted earnings of certain subsidiaries	(1,976)	(17,879)
Fixed asset depreciation	(4,150)	(7,881)
Total deferred tax liabilities	(7,286)	(124,513)
Net deferred tax assets(2)	$15,974	$(36,476)

(1) Valuation allowance on state deferred tax assets are net of federal tax impact.
(2) The Company's deferred tax assets for the Fiscal Year ended March 31, 2018 and March 31, 2019, are included as a component of other assets on the consolidated balance sheets.

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

The valuation allowance of $15.8 million as of March 31, 2019 included (1) $9.8 million related to the net operating losses of a foreign subsidiary which can be carried forward indefinitely, but are not anticipated to be utilized as a result of an insufficient recent history of earnings coupled with changes to the company’s anticipated operating structure abroad; (2) $5.7 million for deferred tax assets related to state net operating losses in the current year as a result of changes to the company’s operating structure in the United States, after applying state tax rates and federal tax benefit; and (3) $0.3 million related to China net operating losses, which begin to expire in Fiscal Year 2021. The valuation allowance of $2.5 million as of March 31, 2018 was related to the net operating losses of a foreign subsidiary with an insufficient recent history of earnings to support the realization of their deferred tax assets, as well as to excess California research credit carryforwards.
During the second quarter of Fiscal Year 2019, the Company released its partial valuation allowance against California Research and Development credits. This release was a direct result of the Acquisition, as fewer credits are expected to be generated in California as a percentage of worldwide taxable income in future periods.

The Company has California research and development credit carryforwards for income tax purposes of $11.7 million that can be carried forward indefinitely as well as $3.9 million of U.S federal net operating losses that have limited use under US Internal Revenue Code section 382. These losses begin to expire in fiscal year 2024.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 31, 2017, 2018, and 2019, the Company had $12.9 million, $12.6 million, and $26.5 million, respectively, of unrecognized tax benefits.  The increase of uncertain tax positions when compared to the prior year is predominantly due to acquired uncertain tax benefits of Polycom. The unrecognized tax benefits as of March 31, 2019 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	March 31,
(in thousands)	2017	2018	2019
Balance at beginning of period	$12,692	$12,854	$12,612
Increase (decrease) of unrecognized tax benefits related to prior fiscal years	(2)	(1,310)	254
Increase of unrecognized tax benefits related to business combinations	—	—	13,329
Increase of unrecognized tax benefits related to current year income statement	2,195	3,085	2,069
Reductions to unrecognized tax benefits related to settlements with taxing authorities	—	(115)	—
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(2,031)	(1,902)	(1,806)
Balance at end of period	$12,854	$12,612	$26,458

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $1.4 million and $2.0 million as of March 31, 2018 and 2019, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. The Company is currently being audited by the Internal Revenue Service for fiscal year 2016. All federal tax matters have been concluded for tax years prior to Fiscal Year 2014. Foreign and State income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2012 and Fiscal Year 2014, respectively.

The Company believes that an adequate provision has been made for any adjustments that may result from tax examinations; however, the outcome of such examinations cannot be predicted with certainty. If any issues addressed in the tax examinations are resolved in a manner inconsistent with the Company's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. The possible reduction in liabilities for uncertain tax that may impact the statements of operations in the next 12 months is approximately $1.2 million.

During Fiscal 2019, the Company completed its computation of the tax act in accordance with Staff Accounting Bulletin SAB 118 (“SAB 118”), which addressed concerns about reporting entities’ ability to timely comply with the requirements to recognize the effects of the Tax Cuts and Jobs Act. During the fiscal year ended March 31, 2018, the Company recorded a provisional toll charge of $79.7 million. During fiscal year 2019, the toll charge was completed resulting in a tax benefit of $0.8 million. The Company has paid $21.5 million of the toll charge and the remaining toll charge liability of $57.3 million will be paid over the next six years. The Company also paid a $6.9 million toll charge in October 2018 related to Polycom’s pre-acquisition period. During the fiscal year ended March 31, 2018, the Company recorded a provisional expense of $5.0 million related to state income taxes and foreign withholding taxes for unrepatriated foreign earnings through the Tax Act’s enactment date, as the Company no longer intends to indefinitely reinvest foreign earnings abroad. During fiscal year 2019, the toll charge computation of state and foreign withholding taxes was completed resulting in the recognition of a tax benefit of $3.2 million. The effect of the SAB 118 measurement period adjustments on the effective tax rate for Fiscal Year 2019 was (2.1)%, Polycom recorded a toll charge which was paid in October 2018 with the filing of its 2017 tax return.

For the global intangible low-taxed income provisions of the Tax Act, the Company has selected an accounting policy to record related period costs if and when incurred.

18.	COMPUTATION OF EARNINGS PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) associated with common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method or two-class method (whichever is more dilutive). Refer to Note 2, Significant Accounting Policies, for additional information regarding the Company's computation of earnings (loss) per common share.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended March 31, 2019, 2018, and 2017:

(in thousands, except earnings per share data)	Fiscal Year Ended March 31,
	2017	2018	2019
Numerator:
Net income (loss)	$82,599	$(869)	$(135,561)

Denominator:
Weighted average common shares-basic	32,279	32,345	37,569
Dilutive effect of employee equity incentive plans	684	—	—
Weighted average shares-diluted	32,963	32,345	37,569

Basic earnings (loss) per common share	$2.56	$(0.03)	$(3.61)
Diluted earnings (loss) per common share	$2.51	$(0.03)	$(3.61)

Potentially dilutive securities excluded from diluted earnings (loss) per share because their effect is anti-dilutive	574	543	616

19. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells integrated communications and collaboration solutions that span headsets, Open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services.

Major product categories include Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer ("PC") and gaming; Voice, Video, and Content Sharing Solutions, which includes Open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers, and microphones. All of our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally and naturally. In addition, the Company has comprehensive Support Services including support on our solutions and hardware devices, as well as professional, hosted, and managed services.

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

The following table disaggregates revenues by major product category for the Fiscal Years ended March 31, 2017, 2018, and 2019:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Net revenues from unaffiliated customers:
Enterprise Headsets	$628,654	$649,739	$680,881
Consumer Headsets	252,522	207,164	229,817
Voice*	—	—	344,586
Video*	—	—	255,485
Services*	—	—	163,765
Total net revenues	$881,176	$856,903	$1,674,535
*Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 4, Acquisition, of the Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the Fiscal Years ended March 31, 2017, 2018, and 2019.

The following table presents net revenues by geography:

	Fiscal Year Ended March 31,
(in thousands)	2017	2018	2019
Net revenues from unaffiliated customers:
U.S.	$482,215	$434,053	$789,545

Europe and Africa	226,620	250,763	476,891
Asia Pacific	106,295	99,779	288,880
Americas, excluding U.S.	66,046	72,308	119,219
Total International net revenues	398,961	422,850	884,990
Total net revenues	$881,176	$856,903	$1,674,535

Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of net revenues for the Fiscal Year ended March 31, 2019. One customer, Ingram Micro Group, accounted for 10.9% of net revenues in Fiscal Years 2018 and 2017.

Three customers, Ingram Micro Group, ScanSource, and D&H Distributors accounted for 21.3%, 19.2%, and 10.9% respectively, of total net accounts receivable at March 31, 2019. Two customers, D&H Distributors and Ingram Micro Group, accounted for 13.0% and 12.4%, respectively, of total net accounts receivable at March 31, 2018.

In Fiscal Year 2019, the Company's deferred revenue balance was $193.9 million, which represents 11.6% of total net revenues. In Fiscal 2018 and 2017, the Company’s deferred revenue balance was $3.0 million and $2.0 million respectively, which represents less than 1% of total net revenues. The increase is the result of the acquisition of Polycom on July 2, 2018 and the acquired deferred service revenue balances in addition to new service contracts entered into subsequent to the Acquisition.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019:

	As of March 31, 2019
(in millions)	Current	Noncurrent	Total
Performance obligations	$142.1	$60.7	$202.8

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billing, and any resulting contract asset balances at period end are not considered material. None of the Company's contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

The Company's indirect channel model includes both a two-tiered distribution structure, where the Company sells to distributors that subsequently sell to resellers, and a one-tiered structure where the Company sells directly to resellers. For these arrangements, transfer of control begins at the time access to the Company's services is made available to the end customer and entitlements have been contractually established, provided all other criteria for revenue recognition are met.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and have considered a constraint accordingly. Provisions for Sales Returns are presented within Accrued Liabilities in the Company's Consolidated Balance Sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of Accounts Receivable unless there is no identifiable right offset, in which case they are presented within Accrued Liabilities on its Consolidated Balance Sheets. Refer to Note 7, Details of Certain Balance Sheet Accounts for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $3.1 million as of March 31, 2019. Amortization of capitalized contract costs for the Fiscal Year ended March 31, 2019 was immaterial.

20.	GEOGRAPHIC INFORMATION

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended March 31,
(in thousands)	2018	2019
United States	$64,975	$101,637
Netherlands	41,036	19,052
Mexico	20,752	40,821
United Kingdom	$6,452	$9,074
China	$1,088	$15,738
Other countries	7,826	18,504
Total long-lived assets	$142,129	$204,826

21.	SUBSEQUENT EVENTS

Dividends

On May 7, 2019, the Audit Committee approved the payment of a dividend of 0.15 per share on June 10, 2019 to holders of record on May 20, 2019.

Restructuring

On May 7, 2019, the Company committed to a plan of restructuring to continue streamlining the global workforce of the combined company. These actions are expected to result in approximately $14 million of aggregate charges for employee termination costs and other costs associated with the plan.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's Fiscal Year 2019 and Fiscal Year 2018 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2019 ended on June 30, 2018, September 29, 2018, December 29, 2018, and March 30, 2019, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2018 ended on June 30, 2017, September 30, 2017, December 30, 2017, and March 31, 2018, respectively. All interim fiscal quarters presented below consisted of 13 weeks. For purposes of presentation, the Company has indicated its accounting fiscal year as ending on March 31 and our interim quarterly periods as ending on the last calendar day of the applicable month end.

(in thousands, except per share data)	Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net revenues	$221,309	$483,069	$501,669	$468,488
Gross profit	$109,843	$152,629	$215,137	$216,530
Net income (loss)	$14,471	$(86,709)	$(41,734)	$(21,589)
Basic net income (loss) per common share	$0.43	$(2.21)	$(1.06)	$(0.55)
Diluted net income (loss) per common share	$0.42	$(2.21)	$(1.06)	$(0.55)
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Net revenues	$203,926	$210,300	$226,534	$216,143
Gross profit	$103,283	$107,632	$114,125	$114,075
Net income (loss)	$18,828	$19,953	$(49,504)	$9,854
Basic net income (loss) per common share	$0.58	$0.59	$(1.54)	$0.30
Diluted net income (loss) per common share	$0.57	$0.59	$(1.54)	$0.29
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2019.

On July 2, 2018, the Company completed its acquisition of Polycom. In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 30, 2019, management has elected to exclude Polycom from that assessment, as permitted under SEC rules. The Company is in the process of integrating the historical internal control over financial reporting of Polycom with the rest of the Company. Polycom’s operations are included in the Company’s 2019 consolidated financial statements for the period from July 2, 2018 to March 31, 2019 and represented 34% of the Company’s consolidated total assets as of March 31, 2019 and 46% of the Company’s consolidated total net revenues for the year ended March 31, 2019.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 56 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal Year 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience of Directors” under the main caption "Proposal One – Election of Directors" in our definitive 2019 Proxy Statement for the 2019 Annual Meeting of Stockholders (“2019 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2019 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Compensation Committee of the Board of Directors” and “Compensation Committee Interlocks and Insider Participation” in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2019 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2019 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2019 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

(2)Financial Statement Schedule.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Other (4)	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 31, 2017		$564	—	$621	$(582)	$603
Year ended March 31, 2018		603	—	784	(514)	873
Year ended March 31, 2019		873	3,928	4,332	(4,176)	4,956

Provision for returns:	(2)
Year ended March 31, 2017		$7,314	—	$35,485	$(32,258)	$10,541
Year ended March 31, 2018		10,541	—	30,472	(30,788)	10,225
Year ended March 31, 2019	(5)	10,225	(10,225)	—	—	—

Provision for promotions and rebates:	(2)
Year ended March 31, 2017		$27,737	—	$150,085	$(146,075)	$31,747
Year ended March 31, 2018		31,747	—	183,929	(177,392)	38,284
Year ended March 31, 2019	(5)	38,284	44,136	417,422	(376,789)	123,053

Valuation allowance for deferred tax assets:	(3)
Year ended March 31, 2017		$1,962		$1,130	$(883)	$2,209
Year ended March 31, 2018		2,209		981	(676)	2,514
Year ended March 31, 2019		2,514	8,068	7,469	(2,264)	15,787

(1)
Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as part of selling, general, and administrative expenses for doubtful accounts and as a reduction to net revenues for sales allowances.

(2)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a reduction to net revenues.

(3)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a component of income tax expense.

(4)	Amounts represent changes in the accounts due to acquisition of Polycom on July 2, 2018 and impact from adoption of ASC 606.

(5)
Upon adoption of ASC 606, provision for returns and a portion of promotions and rebates were reclassified to current liabilities as these reserve balances are considered refund liabilities.  Refer to Note 3 Recent Accounting Pronouncements, for additional information on the adoption impact.  We continue to present all activity and provision related to promotions and rebates in this schedule to reflect all related activity regardless of classification.

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

May 17, 2019	PLANTRONICS, INC.

	By:	/s/ Joe Burton
	Name:	Joe Burton
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint Joe Burton and Charles D. Boynton, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joe Burton
(Joe Burton)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 17, 2019
/s/ Charles D. Boynton
(Charles D. Boynton)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 17, 2019
/s/ Robert C. Hagerty
(Robert C. Hagerty)	Chairman of the Board and Director	May 17, 2019
/s/ Marv Tseu
(Marv Tseu)	Vice Chairman of the Board and Director	May 17, 2019
/s/ Frank Baker
(Frank Baker)	Director	May 17, 2019
/s/ Kathy Crusco
(Kathy Crusco)	Director	May 17, 2019
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 17, 2019
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 17, 2019
/s/ John Hart
(John Hart)	Director	May 17, 2019
/s/ Guido Jouret
(Guido Jouret)	Director	May 17, 2019
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 17, 2019
/s/ Daniel Moloney
(Daniel Moloney)	Director	May 17, 2019

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	7/2/2018

3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3.1	1/20/2009

3.2	Amended and Restated Bylaws of Plantronics, Inc., as amended through July 2, 2018	8-K	001-12696	3.2	7/2/2018

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 hereto)	8-K	001-12696	4.2	6/3/2015

4.3	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	001-12696	4.1	7/2/2018

4.4	Description of Plantronics, Inc.'s Capital Stock					X

10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	7/2/2018

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.3*	Plantronics, Inc. Incentive Compensation Plan					X

10.4*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	8/3/2018

10.5*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	8/3/2018

10.6.1*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.6.2*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.6.3*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.7*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016

10.7.1*	Amendment to Employment Agreement dated as of October 2, 2016 between Registrant and Joe Burton					X

10.7.2*	Second Amendment to Employment Agreement dated as of November 5, 2018 between Registrant and Joseph B. Burton	10-Q	001-12696	10.1	2/6/2019

10.8*	Severance Agreement and Release dated as of March 7, 2019 between Registrant and Pamela Strayer					X

10.9*	Consulting Agreement dated as of March 8, 2019 between Registrant and Pamela Strayer					X

10.10*	Offer letter dated as of March 4, 2019 between Registrant and Chuck Boynton					X

10.11*	Executive Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton					X

10.12*	Change of Control Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton					X

10.13*	Offer letter dated as of February 16, 2017 between Registrant and Mary Huser	10-K	001-12696	10.11	5/10/2017

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Mary Huser					X

10.15*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Mary Huser	10-Q	001-12696	10.3	2/5/2019

10.16*	Offer letter dated as of September 15, 2017 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	10/31/2017

10.17*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Jeff Loebbaka					X

10.18*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.4	2/5/2019

10.19	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.10	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.1	5/26/2015

21.1	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.