Form 10-Q
period 2019-06-30
PLANTRONICS INC /CA/
filed 2019-08-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
(Zip Code)

(831) 426-5858
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	PLT	New York Stock Exchange

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

As of July 31, 2019, 39,575,910 shares of the registrant's common stock were outstanding.

Plantronics, Inc.
FORM 10-Q

Plantronics®, Poly®, Simply Smarter Communications® , and the propeller design are trademarks or registered trademarks of Plantronics, Inc. All other trademarks are the property of their respective owners.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding (i) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, (ii) our expectations for the impact of the Acquisition as it relates to our strategic vision and additional market opportunities for our combined hardware and services offerings, as well as our plans and expectation for the integration of the operations of Polycom, (iii) our beliefs regarding future enterprise growth drivers, (iv) our expectations regarding the impact of UC&C on headset adoption and how it may impact our investment and partnering activities, (v) our expectations for new and next generation product and services offerings, (vi) our intentions regarding the focus of our sales, marketing and customer services and support teams, (vii) our expenses, including research, development and engineering expenses and selling, general and administrative expenses, (xi) fluctuations in our cash provided by operating activities as a result of various factors, including fluctuations in revenues and operating expenses, the timing of compensation-related payments including stock based compensation, timing of product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of taxes and other payments, (xii) our future tax rate and payments related to unrecognized tax benefits, (xiii) our anticipated range of capital expenditures for the remainder of Fiscal Year 2020 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xiv) our ability to pay future stockholder dividends, (xv) our ability to draw funds on our credit facility as needed, (xvi) the sufficiency of our capital resources to fund operations, and other statements regarding our future operations, financial condition and prospects, and business strategies.  Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2019; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services. Our major product categories are Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer and gaming; Voice, Video, and Content Sharing Solutions, which includes open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers and microphones. All of our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally and naturally. In addition, we offer comprehensive support services including support for our solutions and hardware devices, as well as professional, hosted, and managed services. We continue to operate under a single operating segment.

We sell our Enterprise products through a high-touch sales team and a well-developed global network of distributors and channel partners including value-added resellers, integrators, direct marketing resellers, service providers, and resellers. We sell our Consumer products through both traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants.  We have well-established distribution channels in the Americas, Europe, Middle East, Africa, and Asia Pacific where use of our products is widespread.

Total Net Revenues (in millions)

Compared to the first quarter of Fiscal Year 2019 total net revenues increased 102% to $447.8 million; the increase in total net revenues is primarily related to our acquisition of Polycom, Inc. ("the Acquisition") which was completed on July 2, 2018. As a result of purchase accounting, a total of $12.2 million of deferred revenue that otherwise would have been recognized in the first quarter of Fiscal Year 2020 was excluded from first quarter revenue of $447.8 million.

The table below summarizes net revenues for the three months ended June 30, 2019 and 2018 by product categories:

(in thousands, except percentages)	Three Months Ended
	June 30,		Increase
	2019	2018	(Decrease)
Enterprise Headsets	$175,084	$167,642	$7,442	4.4%
Consumer Headsets	43,566	53,667	(10,101)	(18.8)%
Voice [1]	103,847	—	103,847	100.0%
Video [1]	60,248	—	60,248	100.0%
Services [2]	65,022	—	65,022	100.0%
Total	$447,767	$221,309	$226,458	102.3%
1 Voice and Video product net revenues presented net of fair value adjustments to deferred revenue of $0.6 million.
2 Services net revenues presented net of fair value adjustments to deferred revenue of $11.6 million.

Operating Income (Loss) (in millions)

We reported a net loss of $44.9 million and an operating loss of $28.8 million for the first quarter of Fiscal Year 2020. We reported a net income of $14.5 million and an operating income of $20.6 million for the first quarter of Fiscal Year 2019. The decrease in our results from operations is primarily due to $45.3 million of amortization of purchased intangibles and $20.4 million of post-Acquisition integration related expenses incurred during the first quarter of Fiscal Year 2020. We will continue to work on integrating Polycom into our business in order to streamline our operations and realize synergies from the combined companies.

Our strategic initiatives are primarily focused on driving long-term growth through our end-to-end portfolio of audio and video endpoints, including headsets, desktop phones, conference room phones, and video collaboration solutions. The Acquisition positions us as a global leader in communications and collaboration endpoints, target the faster-growing market categories, such as the Huddle Room for video collaboration, allows us to capture additional opportunities through data analytics and insight services across a broad range of communications endpoints, and better positions us with our channel partners, customers and strategic alliance partners to pursue comprehensive solutions to communications challenges in the marketplace, each of which we believe will drive long-term revenue growth.

During the quarter we focused on integration activities which included various systems integrations for the combined company. We also rationalized our sales channel and introduced a new consolidated distribution agreement with our partners globally.  These efforts are expected to decrease redundancies and leverage our competitive advantages for the benefit of our partners and end customers. We believe the changes have resulted in short-term disruptions in our operations which will be resolved as sales and supply partners adjust to the changes.

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

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and internationally and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We continue to monitor our expenditures and prioritize expenditures that further our strategic long-term growth opportunities.

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three months ended June 30, 2019 and 2018:

Net Revenues (in millions)
Revenue by Product Category (percent)

* These product categories were created as a result of the Acquisition, See Note 3, Acquisition, of the accompanying notes to condensed consolidated financial statements.

Total net revenues increased in the three months ended June 30, 2019 compared to the prior year periods due primarily to the Acquisition as well as higher revenues within our Enterprise Headset product category partially offset by declines in our Consumer Headset product category. The growth in our Enterprise Headset category was driven by UC&C product revenues and the decline in our Consumer Headset category was driven by Gaming and Mono product revenues.

Geographic Information (in millions) Revenue by Region (percent)
Compared to the same prior year period, U.S. net revenues for the three months ended June 30, 2019 increased due primarily to the Acquisition, as well as higher revenues within our Enterprise Headsets product category driven by growth in UC&C revenues partially offset by continued declines in our non-UC&C product revenues. Consumer Headsets product revenues were down, driven by declines in sales of our Gaming products.

International net revenues for the three months ended June 30, 2019 increased from the same prior year period due primarily to the Acquisition as well as growth in our Enterprise Headsets category driven by UC&C product sales. This growth was partially offset by declines in our Consumer Headset product revenues as a result of declines in sales of our Gaming and Mono products.

During the three months ended June 30, 2019, changes in foreign exchange rates negatively impacted net revenues by $3.9 million, net of the effects of hedging, compared to a $6 million favorable impact on net revenues in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)
Total net revenues	$447,767	$221,309	$226,458	102.3%
Cost of revenues	235,121	111,466	123,655	110.9%
Gross profit	$212,646	$109,843	$102,803	93.6%
Gross profit %	47.5%	49.6%

Compared to the same prior year period, gross profit as a percentage of net revenues decreased in the three months ended June 30, 2019, due primarily to $30.0 million of amortization of purchased intangibles and $12.2 million of deferred revenue fair value adjustment, respectively. See Note 3, Acquisition, accompanying notes to condensed consolidated financial statements. These increased costs were partially offset by material cost reductions.

There are significant variances in gross profit percentages between our higher and lower margin products including Polycom products acquired through the Acquisition; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages may also vary based on distribution channels, return rates, and other factors.

OPERATING EXPENSES

Operating expenses consists primarily of research, development and engineering; selling, general and administrative; gain, net of litigation settlements and restructuring and other related charges (credits) expenses which are summarized in the table below for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)
Research, development, and engineering	$59,524	$23,701	$35,823	151%
Selling, general and administrative	163,608	64,203	99,405	155%
Gain, net of litigation settlements	(1,162)	(30)	(1,132)	3,773%
Restructuring and other related charges	19,525	1,320	18,205	1,379%
Total Operating Expenses	$241,495	$89,194	$152,301	171%
% of net revenues	53.9%	40.3%

Our Research, development, and engineering expenses and selling, general and administrative expenses increased during the three months ended June 30, 2019, primarily due to the inclusion of Polycom operating expenses after the Acquisition, as well as $19.5 million of Acquisition-related integration costs and $15.3 million of amortization of purchased intangibles incurred during the period.

Compared to the prior year period, restructuring and other related charges increased in the three months ended June 30, 2019, due primarily to restructuring actions initiated during the period to streamline the global workforce and achieve planned synergies. For more information regarding restructuring activities. See Note 10, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)
Interest expense	$(23,932)	$(7,327)	$16,605	226.6%
% of net revenues	(5.3)%	(1.6)%

Interest expense increased for the three months ended June 30, 2019 primarily due to interest incurred on our Credit Facility Agreement entered into in connection with the Acquisition. See Note 9, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

	Three Months Ended
	June 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)
Other non-operating income, net	$333	$1,996	$(1,663)	(83.3)%
% of net revenues	0.1%	0.9%

Other non-operating income, net for the three months ended June 30, 2019 decreased primarily due to lower interest income as our investment portfolios were liquidated during the First Quarter of Fiscal Year 2019 to facilitate the Acquisition.

INCOME TAX EXPENSE (BENEFIT)

	Three Months Ended
	June 30,		Increase
(in thousands except percentages)	2019	2018	(Decrease)
Income (loss) before income taxes	$(52,448)	$15,318	$(67,766)	(442.4)%
Income tax expense (benefit)	(7,577)	847	(8,424)	(994.6)%
Net income (loss)	$(44,871)	$14,471	$(59,342)	(410.1)%
Effective tax rate	14.4%	5.5%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our tax provision or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended June 30, 2019 and 2018 were 14.4% and 5.5%, respectively.

The annual effective tax rates as of June 30, 2019 and 2018 varied from the statutory tax rate of 21% primarily due to our jurisdictional mix of income, state taxes, U.S. taxation of foreign earnings, and R&D credits.

During the quarter ended June 30, 2019, we recognized a discrete $11.6 million tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, for which we established a deferred tax asset.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. At this time, the taxpayer is still eligible to protest the decision. We have considered the issue and have recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods. We will continue to monitor developments related to the case and the potential impact on its consolidated financial statements.

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

Operating Activities

Compared to the same year ago period, net cash provided by operating activities during the three months ended June 30, 2019 decreased primarily due to cash paid for interest payments on long-term debt, integration related expenses, and restructuring activities that did not occur in the comparative period. The decrease was partially offset by higher cash collections from customers as a result of increased revenue.

Investing Activities

Net cash used for investing activities during the three months ended June 30, 2019 was primarily used for the purchase of personal property, plant and equipment.

We estimate total capital expenditures for Fiscal Year 2020 will be approximately $40 million to $50 million. We expect capital expenditures for the remainder of Fiscal Year 2020 to consist primarily of new information technology investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash used for financing activities during the three months ended June 30, 2019, consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee equity awards and payment of the quarterly dividend on our common stock.

Liquidity and Capital Resources

Our primary sources of liquidity as of June 30, 2019, consisted of cash, cash equivalents, and short-term investments, cash we expect to generate from operations, and a $100 million revolving credit facility. At June 30, 2019, we had working capital of $214.2 million, including $206.1 million of cash, cash equivalents, and short-term investments, compared with working capital of $252.9 million, including $215.8 million of cash, cash equivalents, and short-term investments at March 31, 2019. The decrease in working capital at June 30, 2019 compared to March 31, 2019 resulted from the net decrease in cash and cash equivalents and a net increase in accounts payable due to payment timing.

Our cash and cash equivalents as of June 30, 2019 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of June 30, 2019, of our $206.1 million of cash, cash equivalents, and short-term investments, $60.6 million was held domestically while $145.5 million was held by foreign subsidiaries, and approximately 61% was based in USD-denominated instruments. During the quarter ended June 30, 2018, we sold most of our short-term investments to generate cash to fund the Acquisition on July 2, 2018. As of June 30, 2019, our remaining investments were composed of Mutual Funds.

During Fiscal Year 2019, in connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility that matures in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Borrowings under the Credit Agreement bear interest due on a monthly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the contractually specified LIBOR interest rate associated with our credit facility agreement. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. For additional details, see Note 14, Derivatives, of the accompanying notes to condensed consolidated financial statements.

During Fiscal Year 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first quarter of Fiscal Year 2020, we did not repurchase any shares of our common stock. As of June 30, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 12, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our Employee Stock Purchase Plan ("ESPP"). The Acquisition has negatively affected our liquidity and leverage ratios. To reduce our debt leverage ratios, we expect to prioritize the repayment of the debt under the Credit Agreement.

Additionally, the Acquisition impacted our cash conversion cycle due to Polycom's use of third-party partner financing and early payment discounts to drive down cash collection cycles.

We also receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or expire.

On August 6, 2019, we announced that the Audit Committee of our Board declared a cash dividend of $0.15 per share, payable on September 10, 2019 to stockholders of record at the close of business on August 20, 2019.

We believe that our current cash and cash equivalents, cash provided by operations, and the availability of additional funds under the Credit Agreement will be sufficient to fund operations for at least the next 12 months; however, any projections of future financial needs and sources of working capital are subject to uncertainty. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of June 30, 2019, and March 31, 2019, we had off-balance sheet consigned inventories of $48.2 million and $47.1 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 30, 2019, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $406.4 million, including the off-balance sheet consigned inventories of $48.2 million discussed above, of which we expect to consume in the normal course of business.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019.

Except as described above, there have been no changes to our critical accounting estimates during the three months ended June 30, 2019.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$191,904	$202,509
Short-term investments	14,169	13,332
Accounts receivable, net	318,235	337,671
Inventory, net	217,424	177,146
Other current assets	47,430	50,488
Total current assets	789,162	781,146
Property, plant, and equipment, net	196,376	204,826
Goodwill	1,279,897	1,278,380
Purchased intangibles, net	780,348	825,675
Deferred tax assets	3,182	5,567
Other assets	73,066	20,941
Total assets	$3,122,031	$3,116,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$166,618	$129,514
Accrued liabilities	408,306	398,715
Total current liabilities	574,924	528,229
Long term debt, net of issuance costs	1,642,163	1,640,801
Long-term income taxes payable	95,573	83,121
Other long-term liabilities	139,873	142,697
Total liabilities	2,452,533	2,394,848
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	887	884
Additional paid-in capital	1,445,097	1,431,607
Accumulated other comprehensive loss	(6,628)	(475)
Retained earnings	92,437	143,344
Total stockholders' equity before treasury stock	1,531,793	1,575,360
Less: Treasury stock, at cost	(862,295)	(853,673)
Total stockholders' equity	669,498	721,687
Total liabilities and stockholders' equity	$3,122,031	$3,116,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net revenues
Net product revenues	$382,745	$221,309
Net service revenues	65,022	—
Total net revenues	447,767	221,309
Cost of revenues
Cost of product revenues	208,616	111,466
Cost of service revenues	26,505	—
Total cost of revenues	235,121	111,466
Gross profit	212,646	109,843
Operating expenses:
Research, development, and engineering	59,524	23,701
Selling, general, and administrative	163,608	64,203
Gain, net from litigation settlements	(1,162)	(30)
Restructuring and other related charges	19,525	1,320
Total operating expenses	241,495	89,194
Operating income (loss)	(28,849)	20,649
Interest expense	(23,932)	(7,327)
Other non-operating income, net	333	1,996
Income (loss) before income taxes	(52,448)	15,318
Income tax expense (benefit)	(7,577)	847
Net income (loss)	$(44,871)	$14,471

Income (loss) per common share:
Basic	$(1.14)	$0.43
Diluted	$(1.14)	$0.42

Shares used in computing loss per common share:
Basic	39,239	32,594
Diluted	39,239	33,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2019	2018
Net income (loss)	$(44,871)	$14,471
Other comprehensive income (loss):
Foreign currency translation adjustments	(219)	—
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(6,704)	3,956
Net (gains) losses reclassified into income for revenue hedges	(1,359)	(249)
Net (gains) losses reclassified into income for cost of revenue hedges	(104)	(79)
Net (gains) losses reclassified into income for interest rate swaps	652	—
Net unrealized gains (losses) on cash flow hedges	(7,515)	3,628
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	—	198

Aggregate income tax benefit (expense) of the above items	1,581	(110)
Other comprehensive income (loss)	(6,153)	3,716
Comprehensive income (loss)	$(51,024)	$18,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44,871)	$14,471
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,698	5,248
Amortization of debt issuance costs	1,361	362
Stock-based compensation	12,904	8,150
Deferred income taxes	(33,145)	4,632
Provision for excess and obsolete inventories	1,760	612
Restructuring and related charges (credits)	19,525	1,320
Cash payments for restructuring charges	(17,658)	(835)
Other operating activities	1,965	(274)
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	21,445	5,302
Inventory, net	(42,309)	(400)
Current and other assets	15,498	2,981
Accounts payable	36,392	5,688
Accrued liabilities	(43,784)	(7,300)
Income taxes	21,568	(7,875)
Cash provided by operating activities	8,349	32,082
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	170	124,640
Proceeds from maturities of investments	—	131,017
Purchase of investments	(651)	(394)
Cash paid for acquisition, net of cash acquired	—	(33,550)
Capital expenditures	(4,507)	(3,868)
Cash (used for) provided by investing activities	(4,988)	217,845
CASH FLOWS FROM FINANCING ACTIVITIES
Employees' tax withheld and paid for restricted stock and restricted stock units	(8,621)	(13,035)
Proceeds from issuances under stock-based compensation plans	589	10,558
Payment of cash dividends	(5,940)	(5,014)
Cash (used for) by financing activities	(13,972)	(7,491)
Effect of exchange rate changes on cash and cash equivalents	6	(2,055)
Net increase (decrease) in cash and cash equivalents	(10,605)	240,381
Cash and cash equivalents at beginning of period	202,509	390,661
Cash and cash equivalents at end of period	$191,904	$631,042
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$2,755	$30,902
Cash paid for interest	$29,203	$54,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2018	33,251	816	876,645	2,870	299,066	(826,427)	352,970
Net income	—	—	—	—	14,471	—	14,471
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	3,839	—	—	3,839
Proceeds from issuances under stock-based compensation plans	361	3	10,555	—	—	—	10,558
Repurchase of restricted common stock	(53)			—	—	—	—
Cash dividends	—	—		—	(5,014)	—	(5,014)
Stock-based compensation	—	—	8,150		—	—	8,150
Employees' tax withheld and paid for restricted stock and restricted stock units	(187)	—	—	—	—	(13,035)	(13,035)
Impact of new accounting standards adoption	—	—	—	(124)	2,718	—	2,594
Balances at June 30, 2018	33,372	$819	$895,350	$6,585	$311,241	$(839,462)	374,533

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2019	39,518	884	1,431,608	(475)	143,344	(853,674)	721,687
Net loss	—	—	—	—	(44,871)	—	(44,871)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(5,934)	—	—	(5,934)
Proceeds from issuances under stock-based compensation plans	271	3	586	—	—	—	589
Repurchase of restricted common stock	(20)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,940)	—	(5,940)
Stock-based compensation	—	—	12,904	—	—	—	12,904
Employees' tax withheld and paid for restricted stock and restricted stock units	(191)	—	—	—	—	(8,622)	(8,622)
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at June 30, 2019	39,578	$887	$1,445,098	$(6,628)	$92,437	$(862,296)	669,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, with the exception of the adoption of ASC 842, Leases as discussed below, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 31, 2019 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on May 17, 2019. The results of operations for the interim period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial results of Polycom have been included in the Company's consolidated financial statements from the date of acquisition on July 2, 2018, see Note 3, Acquisition for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 28, 2020 and March 30, 2019, respectively, and both consist of 52 weeks. The Company’s results of operations for the three months ended June 29, 2019 and June 30, 2018 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

See Note 2, Recent Accounting Pronouncements, for details regarding recognition of a lease liability and corresponding right-of-use ("ROU") asset on the balance sheet of the Company's condensed consolidated financial statements pursuant to the adoption of Topic 842, Leases accounting guidance in the first quarter of Fiscal Year 2020.

Foreign Operations and Currency Translation

During the quarter ended June 30, 2019, as a result of a change to the Company's operating structure, the Company determined the functional currency of its China subsidiary is now the U.S. Dollar (“USD"). Assets and liabilities denominated in currencies other than USD, are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities. Revenues and expenses are re-measured at average monthly rates, which approximate actual rates. Currency transaction gains and losses are recognized in other non-operating income and (expense), net.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The guidance is effective for the Company's fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of Fiscal Year 2020. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

Recently Adopted Pronouncement

In February 2016, the FASB issued guidance on the recognition and measurement of leases (“ASC 842”). Under the new guidance lessees are required to recognize a lease liability and a corresponding right-of-use (“ROU”) asset on the balance sheet for virtually all leases, essentially eliminating off-balance sheet financing. On March 31, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized $57.3 million in ROU assets within Other assets and $68.5 million in lease liabilities, of which $25.7 million and $42.8 million were included within Accrued liabilities and Other long-term liabilities, respectively, on its condensed consolidated balance sheet. The initial ROU assets recognized were adjusted for accrued rent and facility-related restructuring liabilities as of the adoption date. The adoption of ASC 842 did not have a material impact on the Company's condensed consolidated statement of operations.

Under the modified retrospective approach, prior comparative financial information was not retrospectively adjusted. The Company elected the package of practical expedients which allows it to carry forward its historical lease evaluation and classification. In addition, the Company elected to exclude leases with terms of one year or less from its balance sheet and separately account for lease and non-lease components.

The Company’s lease portfolio consists primarily of real estate facilities under operating leases. The Company determines if an arrangement is or contains a lease at inception. ROU assets and lease liabilities are recognized at commencement based on the present value of the future minimum lease payments over the lease term. The Company applies its incremental borrowing rate in determining the present value of the future minimum lease payments, as most of its leases do not provide an implicit rate. Certain of the Company’s lease agreements include options to extend or renew the lease terms. Such options are excluded from the minimum lease obligation unless they are reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

3. ACQUISITION

Polycom Acquisition

On July 2, 2018, the Company completed the acquisition of Polycom, Inc. ("Polycom") based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 ("the Acquisition"). The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing the Company to pursue additional opportunities across the UC&C category in both hardware end points and services.

At the closing of the Acquisition, Plantronics acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") valued at approximately $0.5 billion and (2) approximately $1.7 billion in cash net of cash acquired (the "Cash Consideration"), resulting in Triangle Private Holdings II, LLC ("Triangle"), Polycom’s sole shareholder, owning approximately 16.0% of the Company's issued and outstanding common stock immediately following the Acquisition. The consideration paid at closing is subject to a working capital, tax and other adjustments. The Acquisition was accounted for as a business combination and the Company has included the financial results of Polycom in its condensed consolidated financial statements since the date of Acquisition.

During the quarter ended June 30, 2019, the Company finalized its allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed. Since the Acquisition, the Company has recorded measurement period adjustments to reflect facts and circumstances in existence as of the acquisition date. These adjustments included deferred tax and tax liabilities of $45.2 million, a working capital adjustment of $8.0 million, and various other immaterial adjustments of $1.4 million, resulting in a decrease to goodwill of approximately $54.6 million.

The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the Acquisition date is as follows:

(in thousands)	July 2, 2018
ASSETS
Cash and cash equivalents	$80,139
Trade receivables, net	165,798
Inventories	109,074
Prepaid expenses and other current assets	68,558
Property and equipment, net	79,497
Intangible assets	985,400
Other assets	27,237
Total assets acquired	$1,515,703

LIABILITIES
Accounts payable	$80,653
Accrued payroll and related liabilities	44,538
Accrued expenses	147,167
Income tax payable	27,044
Deferred revenue	115,061
Deferred income taxes	94,618
Other liabilities	54,394
Total liabilities assumed	$563,475

Total identifiable net assets acquired	952,228
Goodwill	1,264,417
Total Purchase Price	$2,216,645

The estimate of fair value and purchase price allocation were based on information available at the time of closing the Acquisition. The Acquisition has resulted in $1,264 million of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed.

The following table shows the fair value of the separately identifiable intangible assets at the time of acquisition and the period over which each intangible asset will be amortized:

(in thousands, except for remaining life)	Fair Value	Weighted Remaining Life of Intangibles
Existing technology	$538,600	4.95
Customer relationships	245,100	5.46
Trade name/Trademarks	115,600	9.00
Backlog	28,100	0.25
Total amortizable intangible assets acquired	$927,400	5.45
In-process technology	58,000
Total acquired intangible assets	$985,400

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

Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to customers of Polycom existing prior to the Acquisition. Customer relationships were valued using the discounted cash flow method as described above and the distributor method under the income approach. Under the distributor method, the economic profits generated by a distributor are deemed to be attributable to the customer relationships. The economic useful life was determined based on historical customer turnover rates.
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
The fair value of in-process technology was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by in-process technology, less charges representing the contribution of other assets to those cash flows.
The Company believes the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for, these intangible assets as of the date of the Acquisition.
For the three months ended June 30, 2019, the Company recognized $45.3 million in amortization of acquired intangibles related to the Acquisition. The remaining weighted-average useful life of intangible assets acquired is 4.67 years.

Goodwill is primarily attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the acquisition, and transaction and integration costs. For the quarter ended June 30, 2018, non-recurring pro forma adjustments directly attributable to the Polycom Acquisition included (i) the purchase accounting effect of deferred revenue assumed of $36.6 million, (ii) the purchase accounting effect of inventory acquired of $30.4 million, and (iii) Acquisition and Integration costs of $19.6 million.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the Acquisition actually occurred at the beginning of fiscal year 2019 or of the results of its future operations of the combined business.

Pro Forma (unaudited)
Three Months Ended June 30,
(in thousands)	2018
Total net revenues	$463,837
Operating loss	(118,148)
Net loss	$(107,385)

4. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of June 30, 2019 and March 31, 2019 (in thousands):

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$191,904	$—	$—	$191,904	$191,904	$—
Level 1:
Mutual Funds	13,950	337	(118)	14,169	—	14,169

Total cash, cash equivalents and investments measured at fair value	$205,854	$337	$(118)	$206,073	$191,904	$14,169

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$202,509	$—	$—	$202,509	$202,509	$—
Level 1:
Mutual Funds	13,420	197	(285)	13,332	—	13,332

Total cash, cash equivalents and investments measured at fair value	$215,929	$197	$(285)	$215,841	$202,509	$13,332

As of June 30, 2019, and March 31, 2019, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 5, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 30, 2019, and 2018.

There were no transfers between fair value measurement levels during the three months ended June 30, 2019, and 2018.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, interest rate swap and 5.50% Senior Notes. The fair value of Level 2 derivative foreign currency contracts and interest rate swap is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, see Note 14, Derivatives. The fair value of Level 2 long-term debt and term loan facility are determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes and term loan facility, see Note 9, Debt.

Level 3
The Company's revolving credit facility falls under the Level 3 hierarchy. The fair value of Level 3 revolving credit facility is determined based on inputs that were unobservable in the market. For more information regarding the Company's debt, refer to Note 9, Debt.

5.  DEFERRED COMPENSATION

As of June 30, 2019, the Company held investments in mutual funds totaling $14.2 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $14.7 million at June 30, 2019. As of March 31, 2019, the Company held investments in mutual funds totaling $13.3 million. The total related deferred compensation liability at March 31, 2019 was $13.5 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	June 30,	March 31,
(in thousands)	2019	2019
Accounts receivable	$383,337	$393,415
Provisions for promotions, rebates, and other	(61,857)	(50,789)
Provisions for doubtful accounts and sales allowances	(3,245)	(4,956)
Accounts receivable, net	$318,235	$337,671

As a result of the Acquisition, the Company assumed a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of Polycom's products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860 and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

During the quarter ended June 30, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $59.1 million, of which $27.3 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of June 30, 2019 was approximately $42.7 million due from the financing company, of which $22.3 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarter ended June 30, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

Inventory, net:

	June 30,	March 31,
(in thousands)	2019	2019
Raw materials	$82,575	$34,054
Work in process	18,077	274
Finished goods	116,772	142,818
Inventory, net	$217,424	$177,146

Accrued Liabilities:

	June 30,	March 31,
(in thousands)	2019	2019
Short term deferred revenue	$140,186	$133,200
Employee compensation and benefits	61,795	68,882
Operating lease liabilities, current	22,101	—
Income tax payable	11,145	5,692
Provision for returns	28,238	24,632
Marketing incentives liabilities	23,093	25,369
Discounts reserve	36,712	46,894
Accrued interest	3,531	10,425
Warranty obligation	14,044	15,736
VAT/Sales tax payable	7,483	11,804
Derivative liabilities	7,152	3,275
Accrued other	52,826	52,806
Accrued liabilities	$408,306	$398,715

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
(in thousands)	2019	2018
Warranty obligation at beginning of period	$17,984	$9,604
Warranty provision related to products shipped	4,837	2,562
Deductions for warranty claims processed	(5,001)	(2,634)
Adjustments related to preexisting warranties	(1,036)	200
Warranty obligation at end of period(1)	$16,784	$9,732

(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

Operating Leases:

	Balance Sheet	June 30,	March 31,
(in thousands)	Classification	2019	2019
ASSETS
Operating right-of-use assets(1)	Other assets	$51,447	$—
LIABILITIES
Operating lease liabilities, current(2)	Accrued liabilities	22,101	$—
Operating lease liabilities, long-term	Other liabilities	$41,609	$—
(1) During the three months ended June 30, 2019, the Company made $5.9 million in payments for operating leases included within cash provided by operating activities in its condensed consolidated statements of cash flows.
(2) During the three months ended June 30, 2019, the Company recognized $5.7 million in operating lease expense, net of $1.4 million in sublease income, within its condensed consolidated statement of operations.

7.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

The carrying value of goodwill and other intangibles, excluding fully amortized intangible assets as of June 30, 2019, is set forth in the following table:

As of	June 30, 2019		March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$585,867	(116,295)	566,881	(86,301)	4.0 years
Customer relationships	245,437	(48,306)	245,481	(36,245)	4.6 years
Trade name	115,600	(12,845)	115,600	(9,633)	8.0 years
Non-amortizing assets
In-process R&D	10,890	—	29,892	—	N/A
Total intangible assets	$957,794	$(177,446)	$957,854	$(132,179)	4.7 years

Goodwill	1,279,897	$—	1,278,380	$—	N/A

In the three months ended June 30, 2019, the Company placed in service $19.0 million of in-process R&D which is being amortized on a straight-line basis.

As of June 30, 2019, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2020	$137,290
2021	178,211
2022	163,928
2023	160,220
2024	78,808
Thereafter	61,891
$780,348

Note 8. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of June 30, 2019 were as follows:

(in thousands)	Operating Leases
2020 (remaining nine months)	19,147
2021	21,984
2022	19,084
2023	6,390
2024	1,547
Thereafter	619
Total lease payments	68,771
Less: Imputed Interest(2)	(5,061)
Present value of lease liabilities	63,710
(1) The weighted average remaining lease term was 3.1 years as of June 30, 2019.
(2) The weighted average discount rate was 4.9% as of June 30, 2019.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 30, 2019, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $406.4 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortuous interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence.  The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company.  On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The appellate court heard argument on the matter on December 11, 2018 and its decision was rendered on July 10, 2019. The Court denied GN’s request for default judgment, but granted a new trial to include certain excluded testimony of one witness. The Company has filed a motion for rehearing en banc.
On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones.  The Company disputes the allegations and filed a motion to dismiss the Complaint in November 2018.  Plaintiff filed a First Amended Complaint on December 14, 2018.  The matter has now been resolved and the settlement is pending court approval. On May 24, 2019, Plaintiff filed an unopposed Motion for Preliminary Approval of Class Action Settlement. On June 17, 2019, the Court denied preliminary approval on the basis that the scope of the release was overly broad. An amended unopposed Motion for Preliminary Approval has been agreed on by Parties and is pending filing.
On January 23, 2018, FullView, Inc. ("FullView") filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada.  Polycom thereafter filed an inter partes reexamination of one of the patents, which was then appealed to the Federal Circuit Court.  Oral argument occurred on March 6, 2019.  Litigation in both matters in the United States and Canada, respectively, has been stayed pending the results of that appeal.  Polycom also filed an inter partes review of the second patent on January 31, 2019, which is now pending institution.  FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement.  An arbitration hearing occurred on December 10, 2018, and the arbitration panel awarded $374,475 to FullView.  On April 29, 2019 the Federal Circuit rendered its opinion affirming the Patent Trial and Appeal Board (“PTAB”) opinion regarding the inter partes reexamination. On May 8, 2019, Parties have filed a joint stipulated motion to extend the Case Management Conference to September 26, 2019 to request a stay the US litigation pending the IPR. On July 10, 2019, the PTAB denied institution of the IPR of the second patent. The Company plans to appeal that ruling.
On June 21, 2018, directPacket Research Inc. ("directPacket") filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division.  The Company disputes the allegations.  Polycom filed a motion to change venue which was denied in October 2018.  Polycom filed its Answer to the Complaint on October 18, 2018.  On February 15, 2019, Polycom filed a Motion to Transfer Venue Pursuant to a Valid and Enforceable Forum Selection Clause to change venue to the Northern District of California. directPacket filed is Opposition on March 1, 2019 with Polycom filing its Reply on March 7, 2019. Discovery was ongoing. On April 29, 2019, the Court ordered supplemental briefing on the Motion to Transfer Venue, which was filed on May 20, 2019. On July 3, 2019 the Court granted the Motion to Transfer Venue to Northern District of California. An initial case management conference has been scheduled for October 2019.
On March 21, 2019, Performance Design Products ("PDP") filed a complaint against the Company alleging trademark infringement.  The Company filed a motion to dismiss the complaint on April 12, 2019.  PDP filed its opposition and a request for a preliminary injunction on May 10, 2019. The Company filed its Reply in Support of its Motion to Dismiss on July 9, 2019 and its Opposition for Preliminary Injunction on July 12, 2019 with hearing set for August 2, 2019. The Court granted the Company's Motion to Dismiss on July 15, 2019 with leave to amend by July 19, 2019 and PDP filed an amended complaint.
On July 31, 2019, Valyrian IP LLC filed a patent infringement action against the Company.

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

9. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of June 30, 2019 and March 31, 2019 were as follows:

	June 30, 2019		March 31, 2019
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$500,185	$494,321	$503,410	$493,959
Term loan facility	$1,164,489	$1,147,841	$1,152,044	$1,146,842

As of June 30, 2019, and March 31, 2019, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $29.7 million and $31.0 million respectively.

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

Credit Facility Agreement

In connection with the acquisition of Polycom on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 250bps due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the Closing Date for the aggregate principal amount funded on the Closing Date multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the agreement using the straight-line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the Acquisition, to refinance certain debt of Polycom, and to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens and security interests in substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn for such letter of credit.

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

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it refinances within 6 months of entering into this credit agreement. As of June 30, 2019, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

10. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Q1 FY20 restructuring plan

During the quarter ended June 30, 2019, the Company initiated a post-Acquisition restructuring plan to streamline the global workforce of the combined company. The costs incurred to date under this plan comprises of severance benefits from reduction in force actions initiated by management and legal entity rationalization.

Fiscal Year 2019 restructuring plans

During the Fiscal Year 2019, the Company initiated post-Acquisition restructuring plans to realign the Company's cost structure, including streamlining the global workforce, consolidation of certain distribution centers in North America, and reduction of redundant legal entities, in order to take advantage of operational efficiencies following the Acquisition. The costs incurred to date under these plans have primarily comprised of severance benefits from reduction in force actions, facilities related actions initiated by management, and legal entity rationalization.

The Company's restructuring liabilities as of June 30, 2019 is as follows (amounts in thousands):

	As of March 31, 2019	Adoption of ASC 842 (1)	Accruals	Cash Payments	Adjustments	As of June 30, 2019
FY 2019 Plans
Severance	$5,889	$—	—	$(3,115)	$(119)	$2,655
Facility	7,376	(7,376)	—	—	—	—
Other	10	$—	—	—	117	$127
Total FY2019 Plans	$13,275	$(7,376)	$—	$(3,115)	$(2)	$2,782
FY 2020 Plan
Severance	—	—	14,755	(8,830)	(941)	$4,984
Other	—	—	5,713	(5,713)	—	—
Total FY2020 Plan	—	—	20,468	(14,543)	(941)	4,984
Severance	$5,889	$—	$14,755	$(11,945)	$(1,060)	$7,639
Facility	7,376	(7,376)	—	—	—	—
Other	10	—	5,713	(5,713)	117	127
Grand Total	$13,275	$(7,376)	$20,468	$(17,658)	$(943)	$7,766

(1) Includes adjustments to facilities-related liabilities upon adoption of ASC 842.

11. COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended June 30,
(in thousands)	2019	2018
Cost of revenues	$978	$963

Research, development, and engineering	3,719	2,222
Selling, general, and administrative	8,207	4,965
Stock-based compensation included in operating expenses	11,926	7,187
Total stock-based compensation	12,904	8,150
Income tax benefit	4	(3,754)
Total stock-based compensation, net of tax	$12,908	$4,396

Long Term Incentive Plan

Prior to the Acquisition of Polycom, certain Polycom employees were granted incentive rights under the Polycom, Inc. 2016 Long-Term Incentive Plan (“2016 LTIP”).  As of the date of Acquisition, Plantronics assumed the role of payer to participants of the 2016 LTIP through its payroll but is indemnified by Triangle for obligations under the 2016 LTIP.  The Acquisition accelerated vesting under the 2016 LTIP at 75% of awards held by participants in service as of that date and triggered an initial amount due to such participants. The cash purchase price of the Acquisition was reduced by this initial obligation.  The remaining 25% of awards will vest upon one-year anniversary of the Acquisition. Any future payments above the initial obligation under the 2016 LTIP, provided that the vesting requirements are satisfied, require Triangle to fund the Company in order to pay participants for any amount in excess of the purchase price reduction.
 At July 2, 2018, $7.9 million was recognized in Accrued liabilities assumed from Polycom and was paid in the second quarter of fiscal year 2019.  The Company recognized an immaterial amount of compensation expense ratably through the first quarter of fiscal year 2020 in respect of the awards vesting on the one-year anniversary, which will be payable in the second quarter of fiscal year 2020.  The amount due as of the date of the Acquisition is based on cash paid to Triangle that was distributed to its parents.  Future distributions to its parents of cash made available to Triangle from the release of escrow accounts or the sale of shares issued in the transaction would trigger further compensation due to incentive rights holders under the plan.  The Company is indemnified for any obligations in excess of the reduction to purchase price.
12. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of June 30, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase.

For the periods ended June 30, 2019, and 2018, the Company did not repurchase any shares of its common stock.
The total value of shares withheld in satisfaction of employee tax obligations on the vesting of equity awards for the three months ended June 30, 2019, and June 30, 2018 were $8.6 million and $13.0 million, respectively. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	June 30, 2019	March 31, 2019
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(11,243)	$(5,310)
Accumulated foreign currency translation adjustments	4,615	4,835
Accumulated unrealized loss on investments	—	—
Accumulated other comprehensive income (loss)	$(6,628)	$(475)
(1)Refer to Note 14, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 30, 2019 and March 31, 2019.

14. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 30, 2019.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 30, 2019, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of June 30, 2019, and March 31, 2019, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	June 30, 2019	March 31, 2019
Derivative Assets(1)
Non-designated hedges	$86	$327
Cash flow hedges	1,189	2,856
Total derivative assets	$1,275	$3,183

Derivative Liabilities(2)
Non-designated hedges	$731	$39
Cash flow hedges	970	843
Interest rate swap	15,004	8,594
Accrued interest	9	7
Total derivative liabilities	$16,714	$9,483

(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of June 30, 2019, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of June 30, 2019, the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of June 30, 2019, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 30, 2019:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€34,000	$38,786	Sell EUR	1 month
GBP		£10,500	$13,363	Sell GBP	1 month
AUD	A$	9,640	$6,765	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,
(in thousands)	2019	2018
Gain (loss) on foreign exchange contracts	$(289)	$4,152

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a six to eleven-month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	June 30, 2019		March 31, 2019
	EUR	GBP	EUR	GBP
Option contracts	€82.6	£27.4	€76.8	£25.8
Forward contracts	€57.9	£20.8	€55.4	£18.0

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of June 30, 2019, and March 31, 2019, the Company had foreign currency swap contracts of approximately MXN 93.2 million and MXN 149.7 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at June 30, 2019:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$93,170	$4,691	Buy MXN	Monthly over 6 months

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the three months ended June 30, 2019. During the three months ended June 30, 2019, the Company recorded a loss of $0.7 million on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018
Gain (loss) included in AOCI as of beginning of period	$(7,480)	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(6,704)	3,956

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(1,359)	(249)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(104)	(79)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	652
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	(811)	(328)

Gain (loss) included in AOCI as of end of period	$(14,995)	$1,935

For the period presented prior to the first quarter of fiscal year 2020, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three months ended June 30, 2019, the Company did not have an ineffective portion of its cash flow hedges. During the three months ended June 30, 2018, the Company recognized an immaterial loss on the ineffective portion of its cash flow hedges.

15. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax provision or benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended June 30, 2019 and 2018 were 14.4% and 5.5%, respectively.

For the three months ended June 30, 2019, the Company recognized a discrete $11.6 million net tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, which increased our effective tax rate by 22.2%.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner, and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. As a result, the Company recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods, which reduced our effective tax rate by 16.5%.

The Company's provision for income taxes also included excess tax benefits associated with employee equity plans of ($2.5) million and $2.8 million, which reduced our effective tax rate by 4.7 percentage points and 18.0 percentage points, for the three months ended June 30, 2019, and 2018, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. As of June 30, 2019, the Company had a total gross unrecognized tax benefits of $36.9 million compared with $12.8 million as of June 30, 2018. The increase is predominantly due to acquired uncertain tax benefits of Polycom, as well as a $9.2 million increase in the current quarter from the cost sharing of prior stock-based compensation. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

16. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended June 30, 2019, and 2018:

	Three Months Ended June 30,
(in thousands, except per share data)	2019	2018
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$(44,871)	$14,471

Denominator:
Weighted average common shares, basic	39,239	32,594
Dilutive effect of employee equity incentive plans	—	940
Weighted average common shares-diluted	39,239	33,534

Basic earnings (loss) per common share	$(1.14)	$0.43
Diluted earnings (loss) per common share	$(1.14)	$0.42

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	706	202

17. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells headsets for business and consumer applications.  After the Acquisition, it also markets and sells voice, video, and content sharing UC&C solutions.

With respect to headsets, the Company makes products for use in offices and contact centers, with mobile devices, cordless phones, and with computers and gaming consoles.  Major headset product categories include Enterprise Headsets, which includes corded and cordless communication headsets, audio processors, and telephone systems; and Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer, and gaming headsets. The Voice, Video, and Content Sharing Solutions include products like group series video and immersive telepresence systems, desktop voice and video devices, and universal collaboration servers.

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

The following table disaggregates revenues by major product category for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018
Net revenues from unaffiliated customers:
Enterprise Headsets	$175,084	$167,642
Consumer Headsets	43,566	53,667
Voice*	103,847	—
Video*	60,248	—
Services*	65,022	—
Total net revenues	$447,767	$221,309
*Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 3, Acquisition, of the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 30, 2019 and 2018. The following table presents net revenues by geography:

	Three Months Ended June 30,
(in thousands)	2019	2018
Net revenues from unaffiliated customers:
U.S.	$224,827	$113,986

Europe and Africa	116,979	63,590
Asia Pacific	74,848	26,871
Americas, excluding U.S.	31,113	16,862
Total international net revenues	222,940	107,323
Total net revenues	$447,767	$221,309

Two customers, ScanSource and Ingram Micro Group, accounted for 17.4% and 16.9%, respectively, of net revenues for the three months ended June 30, 2019. No customer accounted for more than 10% of net revenues for the three months ended June 30, 2018.

Two customers, Ingram Micro Group and ScanSource accounted for 29.1% and 17.5% respectively, of total net accounts receivable at June 30, 2019. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9% respectively, of total net accounts receivable at March 31, 2019.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally, this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of the Company's business relates to physical product shipments, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues when freight costs are included as part of the selling price. For products where freight is charged separately, it is recognized as revenue since the service is provided after title has transferred to the customer.

The Company's service revenue is recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 90% of the Company's overall service revenue and are recognized ratably over the contract term which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are a series of distinct services available and delivered daily over the term. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied support obligation and recognize service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

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

As of June 30, 2019, the Company's deferred revenue balance was $196.0 million. As of March 31, 2019, the Company's deferred revenue balance was $193.9 million. During the three months ended June 30, 2019, the Company recognized $51.2 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019:

	June 30, 2019
(in millions)	Current	Noncurrent	Total
Performance obligations	$143.7	$56.6	$200.3

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue may be recognized in advance of billings due to upfront payments for multiple year time-based software purchases, revenue allocations related to partial shipments, and the reassessment of contracts previously treated as leases under ASC 840. The balance of contract assets as of March 31, 2019 was $2.4 million. None of the Company's contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and have considered a constraint accordingly. Provisions for Sales Returns are presented within Accrued Liabilities in the Company's Consolidated Balance Sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of Accounts Receivable unless there is no identifiable right offset, in which case they are presented within Accrued Liabilities on its Consolidated Balance Sheets. See Note 6, Details of Certain Balance Sheet Accounts above for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $3.1 million as of June 30, 2019. Amortization of capitalized contract costs for the three months ended June 30, 2019 was immaterial.

18. SUBSEQUENT EVENTS

Dividends

On August 6, 2019, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on September 10, 2019 to holders of record on August 20, 2019.

Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019, which could materially affect our business, financial position, or future results of operations.

Except as described below, there have been no material changes in our market risk as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 14, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the three months ended June 30, 2019, we made payments of approximately $0.7 million on our interest rate swap and recognized $0.7 million within interest expense on the condensed consolidated statement of operations. As of June 30, 2019, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $15.0 million recorded within accumulated other comprehensive income (loss) as of June 30, 2019. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.8 million.

Interest rates were relatively unchanged in the three months ended June 30, 2019 compared to the same period in the prior year. In the three months ended June 30, 2019 and 2018 we generated interest income of $0.3 million and $1.5 million, respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three months ended June 30, 2019 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 30, 2019 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$38.8	$3.9	$(3.9)
GBP	Sell GBP	$13.4	$1.3	$(1.3)
AUD	Sell AUD	$6.8	$0.7	$(0.7)

Cash Flow Hedges

In the three months ended June 30, 2019, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 30, 2019, we had foreign currency put and call option contracts with notional amounts of approximately €82.6 million and £27.4 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.3 million or incur a loss of $7.8 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 30, 2019 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$135.9	$0.7	$(7.2)
Put options	$126.1	$7.6	$(0.6)
Forwards	$92.8	$9.2	$(9.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of June 30, 2019, we had cross-currency swap contracts with notional amounts of approximately MXN $93.2 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of June 30, 2019 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$4.7	$(0.4)	$0.5

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

(b)	Changes in internal control over financial reporting

On July 2, 2018, the Company completed its acquisition of Polycom. The Company is in the process of integrating the historical control over financial reporting of Polycom with the consolidated Company. In addition, the Company implemented controls related to the adoption of ASU 2016-05, Leases (Topic 842) and the related financial statement reporting. There have been no other changes in the Company’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019 (the "Form 10-K"), each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

The risks described here and in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the first quarter of fiscal year 2020:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
April 1, 2019 to April 27, 2019	1,798	[4]	N/A	—	1,369,014
April 28, 2019 to May 25, 2019	141,727	[4]	N/A	—	1,369,014
May 26, 2019 to June 29, 2019	47,647	4	N/A	—	1,369,014

1
On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

4	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock.

OTHER INFORMATION

None.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	6/28/2019

10.2	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	6/28/2019

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	August 6, 2019	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer