Form 10-Q/A
period 2019-06-29
PLANTRONICS INC /CA/
filed 2019-08-13
CIK 914025

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) of Plantronics, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, originally filed with the Securities and Exchange Commission on August 6, 2019 (the “Original Report”). The Original Report inadvertently excluded certain XBRL information in portions of the financial statements and accompanying notes to the condensed consolidated financial statements.

This Amendment No. 1 includes the XBRL information and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

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

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands)	2019	2018
Gain (loss) included in AOCI as of beginning of period	$(7,480)	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(6,704)	3,956

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(1,359)	(249)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(104)	(79)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	652	—
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	(811)	(328)

Gain (loss) included in AOCI as of end of period	$(14,995)	$1,935

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

PLANTRONICS, INC.

Date:	August 13, 2019	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer