Form 10-Q
period 2019-09-28
PLANTRONICS INC /CA/
filed 2019-11-05
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

As of October 30, 2019, 39,915,781 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding  (i) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware and services offerings, (ii) our beliefs regarding the key factors of our customers' purchasing decisions, drivers for customers' solutions adoption, and the ability of our solutions to provide our users with the versatility and convenience they desire, and our positioning in the markets we target, (iii) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, (iv) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions, (v) our expectations for our Consumer Headset business; (vi) our expectations to reduce channel inventory which will have a material impact on our third quarter and full fiscal year results, (vii) our expectations for new and next generation product and services offerings, (viii) our expectations concerning macroeconomic factors and their potential impact on future business, (ix) the potential impact to our results of operations from tax rulings and interpretations, (x) potential fluctuations in our cash provided by operating activities, (xi) our anticipated range of capital expenditures for the remainder of Fiscal Year 2020 and the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements, (xii) our expectations regarding liquidity, capital resources and results of operations along with our intentions concerning the repayment of our debt obligations and our ability to draw funds on our credit facility as needed, (xiii) our expectations regarding consigned inventory and other off balance sheet obligations, (xiv) our expenses and expenditures, including research, development and engineering as well selling, general and administrative, (xv) our future tax rate and payments related to unrecognized tax benefits, (xvi) our ability to pay future stockholder dividends or repurchase stock, (xvii) our beliefs concerning interest rates and foreign currency exchange rates, our exposure to changes in each, and the benefits and risks of our hedging activities, (xviii) our expectations regarding pending and potential future litigation, and other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2019; and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services. Our major product categories are Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer and gaming; and Voice and Video solutions, which includes open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers and microphones. All of our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally, naturally, and seamlessly. In addition, we offer comprehensive support services including support for our solutions and hardware devices, as well as professional, hosted, and managed services. There are significant synergies across our communication categories, and we continue to operate under a single operating segment.

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

Our consolidated financial results as of September 30, 2019, include the six-month financial results of Polycom whereas our consolidated financial results as of September 30, 2018, include the financial results of Polycom, Inc. from July 2, 2018, the date of we acquired Polycom (the "Acquisition").

Total Net Revenues (in millions) Operating Income (Loss) (in millions)

Compared to the second quarter of Fiscal Year 2019 total net revenues decreased (4.4)% to $461.7 million; the decrease in total net revenues was primarily driven by a decline in Voice product revenues as well as declines in our Enterprise and Consumer headset product revenues. We continued to see a decline in our net revenues primarily due the Microsoft Skype to Teams transition, macroeconomic conditions, such as China trade tensions, and a softening Gaming market.

As a result of purchase accounting, a total of $8.5 million of deferred revenue that otherwise would have been recognized in the second quarter of Fiscal Year 2020 was excluded from second quarter revenue of $461.7 million; the amount of deferred revenue excluded from the second quarter of Fiscal Year 2019 was $36.6 million.

We reported an operating loss of $5.6 million for the second quarter of Fiscal Year 2020 and an operating loss of $86.0 million for the second quarter of Fiscal Year 2019. The improvement in our results from operations is primarily due to a non-recurring purchase accounting adjustment for inventory in the second quarter of Fiscal Year 2019, decreased amount of deferred revenue excluded due to purchase accounting, reduced funding of our variable compensation plans, decreased integration related costs, and cost savings recognized from restructuring activities taken in prior periods.

Our strategic initiatives are primarily focused on driving long-term growth through our end-to-end portfolio of audio and video endpoints, including headsets, desktop phones, conference room phones, and video collaboration solutions. The acquisition of Polycom has positioned us as a global leader in communications and collaboration endpoints, allowed us to target the faster-growing market categories, such as the Huddle Room for video collaboration, is allowing us to capture additional opportunities through data analytics and insight services across a broad range of communications endpoints, and better positions us with our channel partners, customers and strategic alliance partners to pursue comprehensive solutions to communications challenges in the marketplace, each of which we believe will drive long-term revenue growth.

Within the Enterprise market, we anticipate the key driver of growth over the next few years will be the continued adoption of UC&C solutions. We believe enterprises are increasing their adoption of UC&C systems to reduce costs, improve collaboration, and migrate to more capable and flexible technology. We expect the growth of UC&C solutions will increase overall headset, video endpoint and voice product adoption in enterprise environments.

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

The Acquisition is also allowing us to reevaluate our business to determine which aspects remain consistent with our enterprise-focused strategic initiatives and to realize manufacturing and supply chain efficiencies. This review led to our announcement in the first quarter of Fiscal Year 2020 that we had begun considering strategic alternatives for our Consumer Headset products. Those efforts are ongoing and the timing, structure, or financial impact of any potential transaction has not yet been determined.

Additionally, our consolidation efforts have led to material integration-related cost and expense savings. The majority of these savings are being realized in our operations group where efficiencies in our manufacturing operations and supply chain have helped to reduce our time to market. Simultaneously, we have begun to announce and release a number of new and refreshed product offerings in support of our end-to-end strategic initiatives.  As a result of these dynamics combined with the net revenue declines discussed above, the inventory levels of our raw materials and finished products on hand has increased. In addition, our channel inventory has increased, and we would like to see those channel inventory levels come down going forward. Consequently, we intend to reduce channel inventory by approximately $65 million to more closely align with our global manufacturing lead-time improvements, expectations for the macroeconomic environment, and product transitions. This action will be accomplished by reducing sales to our channel partners and will have a material impact on our third quarter and full year results.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and internationally and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We furthermore intend to continue monitoring our expenditures, including opportunities to streamline our workforce, tools and processes, prioritize expenditures that further our strategic long-term growth opportunities, and go to market under a unified Poly brand.

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three and six months ended September 30, 2019 and 2018:

Net Revenues (in millions)
Revenue by Product Category (percent)

Net Revenues* (in millions)
Revenue by Product Category* (percent)

* Year to date net revenues for Voice, Video, and Services in FY19 include only three months activity as the Acquisition closed on July 2, 2018.

Total net revenues decreased in the three months ended September 30, 2019 compared to the prior year period primarily due to declines in Voice product revenues as well as declines in our Enterprise and Consumer headset product revenues. These decreases were partially offset by an increase in Service revenue attributable to a decline in deferred revenue excluded due to purchase accounting. Video product revenues increased compared to the prior year period.

Total net revenues increased in the six months ended September 30, 2019 compared to the prior year period primarily due to the Acquisition. This increase was partially offset by declines in our Consumer headset product revenues which largely were driven by our Gaming and Mono product lines.

Geographic Information (in millions) Revenue by Region (percent)

Geographic Information (in millions) Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues for the three months ended September 30, 2019 decreased primarily due to declines in non-UC&C Enterprise headset product revenues as well as a decline in Voice and Consumer product revenues. These decreases were partially offset by an increase in Service revenue attributable to a decline in the amount of deferred revenue excluded due to purchase accounting. Video product revenues increased compared to the prior year period.

Compared to the same prior year period, U.S. net revenues for the six months ended September 30, 2019 increased primarily due to Voice, Video, and Service product categories introduced as a result of the Acquisition. This increase was partially offset by declines in our Consumer headset product revenues which largely were driven by our Gaming and Mono product lines, as well as continued declines in our non-UC&C Enterprise headset product revenues. These declines were partially offset by growth in UC&C revenues.

International net revenues for the three months ended September 30, 2019 decreased from the same prior year period primarily due to declines in Voice product revenues as well as declines in our Consumer headset product revenues. These declines were partially offset by an increase in Service revenue attributable to a decline in the amount of deferred revenue excluded due to purchase accounting.

International net revenues for the six months ended September 30, 2019 increased from the same prior year period primarily due to the Acquisition as well as growth in our Enterprise Headsets category driven by UC&C product sales. These increases were partially offset by declines in our Consumer headset product revenues which largely were driven by our Mono and Gaming product lines.

During the three months ended September 30, 2019, changes in foreign exchange rates negatively impacted net revenues by $3.8 million, net of the effects of hedging, compared to an immaterial impact in the prior year period.

During the six months ended September 30, 2019, changes in foreign exchange rates negatively impacted net revenues by $7.7 million, net of the effects of hedging, compared to an immaterial impact in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Total net revenues	$461,709	$483,069	$(21,360)	(4.4)%	$909,476	$704,378	$205,098	29.1%
Cost of revenues	255,638	330,440	(74,802)	(22.6)%	490,759	441,906	48,853	11.1%
Gross profit	$206,071	$152,629	$53,442	35.0%	$418,717	$262,472	$156,245	59.5%
Gross profit %	44.6%	31.6%			46.0%	37.3%

Compared to the same prior year period, gross profit as a percentage of net revenues increased in the three and six months ended September 30, 2019, primarily due to a non-recurring inventory fair value adjustment in the prior year and a decrease in deferred revenue fair value adjustment when compared to prior year, both of which resulted from the Acquisition. In addition, we had material cost reductions as a result of our in-sourcing of certain products.

There are significant variances in gross profit percentages between our higher and lower margin products, including Voice, Video, and Service products acquired through the Acquisition; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages also may vary based on other factors, including distribution channels and return rates.

OPERATING EXPENSES

Operating expenses consists primarily of research, development and engineering; selling, general and administrative; gain, net of litigation settlements and restructuring and other related charges, all of which are summarized in the table below for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Research, development, and engineering	$57,415	$57,047	$368	1%	$116,939	$80,748	$36,191	45%
Selling, general and administrative	148,419	174,297	(25,878)	(15)%	312,027	238,500	73,527	31%
Gain, net of litigation settlements	—	—	—	—%	(1,162)	(30)	(1,132)	(3,773)%
Restructuring and other related charges	5,847	7,261	(1,414)	(20)%	25,372	8,581	16,791	196%
Total Operating Expenses	$211,681	$238,605	$(26,924)	(11)%	$453,176	$327,799	$125,377	38%
% of net revenues	45.8%	49.4%			49.8%	46.5%

Our Research, development, and engineering expenses were flat in the three months ended September 30, 2019 when compared to the prior year period and increased in the six months ended September 30, 2019 primarily due to the inclusion of Polycom operating expenses after the Acquisition.

Our Selling, general and administrative expenses decreased during the three months ended September 30, 2019 when compared to the prior year period primarily due to lower compensation expense, driven by reduced funding of our variable compensation plans, cost reductions from our restructuring actions initiated in prior periods, and Acquisition related costs that did not recur in the current period. Selling, general and administrative expenses increased in the six months ended September 30, 2019 primarily due to the inclusion of Polycom operating expenses after the Acquisition.

Compared to the prior year period, Restructuring and other related charges increased in the six months ended September 30, 2019, primarily due to restructuring actions initiated during the period to streamline the global workforce and achieve planned synergies. For more information regarding restructuring activities, see Note 10, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Interest expense	$(23,797)	$(23,893)	$96	0.4%	$(47,729)	$(31,220)	$(16,509)	52.9%
% of net revenues	(5.2)%	(4.9)%			(5.2)%	(4.4)%

Interest expense was flat for the three months ended September 30, 2019 and increased for the six months ended September 30, 2019 primarily due to interest incurred on our Credit Facility Agreement entered into in connection with the Acquisition. See Note 9, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Other non-operating income, net	$(625)	$1,610	$(2,235)	(138.8)%	$(292)	$3,606	$(3,898)	(108.1)%
% of net revenues	(0.1)%	0.3%			—%	0.5%

Other non-operating income, net for the three months ended September 30, 2019 decreased primarily due to immaterial net foreign currency losses compared to immaterial net foreign currency gains in the prior period.

Other non-operating income, net for the six months ended September 30, 2019 decreased primarily due to lower interest income as our investment portfolios were liquidated during the First Quarter of Fiscal Year 2019 to facilitate the Acquisition and lower net foreign currency gains compared to the prior period.

INCOME TAX EXPENSE (BENEFIT)

	Three Months Ended				Six Months Ended
	September 30,		Increase		September 30,		Increase
(in thousands except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Loss before income taxes	$(30,032)	$(108,259)	$78,227	(72.3)%	$(82,480)	$(92,941)	$10,461	(11.3)%
Income tax benefit	(4,122)	(21,550)	17,428	(80.9)%	(11,699)	(20,703)	9,004	(43.5)%
Net loss	$(25,910)	$(86,709)	$60,799	(70.1)%	$(70,781)	$(72,238)	$1,457	(2.0)%
Effective tax rate	(13.7)%	(19.9)%			(14.2)%	(22.3)%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our income tax expense or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 30, 2019 and 2018 were (13.7)% and (19.9)%, respectively. The effective tax rates for the six months ended September 30, 2019 and 2018 were (14.2)% and (22.3)%, respectively.

The annual effective tax rates as of September 30, 2019 and 2018 varied from the statutory tax rate of 21%, primarily due to our jurisdictional mix of income, state taxes, U.S. taxation of foreign earnings, and R&D credits. The reduction in our annual effective tax rate for the three and six months ended September 30, 2019 relative to prior year is primarily due to an unfavorable shift in jurisdictional losses and higher state taxes as a proportion of losses partially offset by incremental benefit for R&D credits.

During the six months ended September 30, 2019, we recognized a discrete $11.6 million tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, for which we established a deferred tax asset.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. At this time, the taxpayer is protesting the decision in en banc rehearing in the US Court of Appeals Ninth Circuit. We have considered the issue and have recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods. We will continue to monitor developments related to the case and the potential impact on its consolidated financial statements.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments such as our annual bonus/variable compensation plan, integration costs related to the Acquisition, interest payments on our long-term debt, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to the same period last year, net cash provided by operating activities during the six months ended September 30, 2019 decreased primarily due to increased inventory resulting from new product introductions and in-sourcing of manufacturing, cash paid for interest payments on long-term debt, and cash paid for restructuring and integration activities. The decrease was partially offset by higher cash collections from customers as a result of increased revenue when compared to the six months ended September 30, 2018.

Investing Activities

Net cash used for investing activities during the six months ended September 30, 2019 was primarily used for the purchase of personal property, plant and equipment and partially offset by proceeds from the sale of real property.

We estimate total capital expenditures for Fiscal Year 2020 will be approximately $30 million to $40 million. We expect capital expenditures for the remainder of Fiscal Year 2020 to consist primarily of new information technology investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash used for financing activities during the six months ended September 30, 2019, primarily was used for early repayment of long-term debt, dividend payments on our common stock, and taxes paid on behalf of employees related to net share settlements of vested employee equity awards. The uses of cash were partially offset by proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP").

Liquidity and Capital Resources

Our primary sources of liquidity as of September 30, 2019, consisted of cash, cash equivalents, and short-term investments, cash we expect to generate from operations, and a $100 million revolving credit facility. At September 30, 2019, we had working capital of $224.1 million, including $200.8 million of cash, cash equivalents, and short-term investments, compared with working capital of $252.9 million, including $215.8 million of cash, cash equivalents, and short-term investments at March 31, 2019. The decrease in working capital at September 30, 2019 compared to March 31, 2019 resulted from the net decrease in cash and cash equivalents, which were reduced by integration-related payments and the early repayment of long-term debt in the second quarter of Fiscal Year 2020, and a net increase in accounts payable due to payment timing.

Our cash and cash equivalents as of September 30, 2019 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of September 30, 2019, of our $200.8 million of cash, cash equivalents, and short-term investments, $71.8 million was held domestically while $129.0 million was held by foreign subsidiaries, and approximately 64% was based in USD-denominated instruments. Our remaining investments were composed of Mutual Funds.

During Fiscal Year 2019, in connection with the Acquisition, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility that matures in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Borrowings under the Credit Agreement bear interest due on a monthly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. In the second quarter of Fiscal Year 2020, we prepaid $25 million of our outstanding principal on the term loan facility. See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements.

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

From time to time, our Board of Directors ("Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first half of Fiscal Year 2020, we did not repurchase any shares of our common stock. As of September 30, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 12, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

Our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our ESPP. The debt we assumed for the Acquisition negatively affected our liquidity and leverage ratios. To reduce our debt leverage ratios, we expect to prioritize the repayment of the debt under the Credit Agreement.

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

On November 5, 2019, we announced that the Audit Committee of our Board declared a cash dividend of $0.15 per share, payable on December 10, 2019 to stockholders of record at the close of business on November 20, 2019.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of September 30, 2019, and March 31, 2019, we had off-balance sheet consigned inventories of $52.3 million and $47.1 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of September 30, 2019, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $341.5 million, including the off-balance sheet consigned inventories of $52.3 million discussed above, which we expect to consume in the normal course of business.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019. There have been no changes to our critical accounting estimates during the six months ended September 30, 2019.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$186,442	$202,509
Short-term investments	14,378	13,332
Accounts receivable, net	337,077	337,671
Inventory, net	228,363	177,146
Other current assets	55,160	50,488
Total current assets	821,420	781,146
Property, plant, and equipment, net	186,638	204,826
Goodwill	1,279,897	1,278,380
Purchased intangibles, net	734,355	825,675
Deferred tax assets	20,728	5,567
Other assets	68,976	20,941
Total assets	$3,112,014	$3,116,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$169,701	$129,514
Accrued liabilities	427,647	398,715
Total current liabilities	597,348	528,229
Long term debt, net of issuance costs	1,619,015	1,640,801
Long-term income taxes payable	92,831	83,121
Other long-term liabilities	143,713	142,697
Total liabilities	2,452,907	2,394,848
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	890	884
Additional paid-in capital	1,465,978	1,431,607
Accumulated other comprehensive loss	(5,351)	(475)
Retained earnings	60,545	143,344
Total stockholders' equity before treasury stock	1,522,062	1,575,360
Less: Treasury stock, at cost	(862,955)	(853,673)
Total stockholders' equity	659,107	721,687
Total liabilities and stockholders' equity	$3,112,014	$3,116,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Net product revenues	$395,137	$435,262	$777,882	$656,571
Net service revenues	66,572	47,807	131,594	47,807
Total net revenues	461,709	483,069	909,476	704,378
Cost of revenues
Cost of product revenues	229,323	305,477	437,939	416,943
Cost of service revenues	26,315	24,963	52,820	24,963
Total cost of revenues	255,638	330,440	490,759	441,906
Gross profit	206,071	152,629	418,717	262,472
Operating expenses:
Research, development, and engineering	57,415	57,047	116,939	80,748
Selling, general, and administrative	148,419	174,297	312,027	238,500
Gain, net from litigation settlements	—	—	(1,162)	(30)
Restructuring and other related charges	5,847	7,261	25,372	8,581
Total operating expenses	211,681	238,605	453,176	327,799
Operating loss	(5,610)	(85,976)	(34,459)	(65,327)
Interest expense	(23,797)	(23,893)	(47,729)	(31,220)
Other non-operating income, net	(625)	1,610	(292)	3,606
Loss before income taxes	(30,032)	(108,259)	(82,480)	(92,941)
Income tax benefit	(4,122)	(21,550)	(11,699)	(20,703)
Net loss	$(25,910)	$(86,709)	$(70,781)	$(72,238)

Loss per common share:
Basic	$(0.65)	$(2.21)	$(1.80)	$(2.01)
Diluted	$(0.65)	$(2.21)	$(1.80)	$(2.01)

Shares used in computing loss per common share:
Basic	39,584	39,281	39,411	35,938
Diluted	39,584	39,281	39,411	35,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(25,910)	$(86,709)	$(70,781)	$(72,238)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,815)	(219)	(1,815)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	2,369	813	(4,335)	4,769
Net (gains) losses reclassified into income for revenue hedges	(1,568)	(900)	(2,927)	(1,149)
Net (gains) losses reclassified into income for cost of revenue hedges	(62)	—	(166)	(79)
Net (gains) losses reclassified into income for interest rate swaps	945	977	1,597	977
Net unrealized gains (losses) on cash flow hedges	1,684	890	(5,831)	4,518
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	—	—	—	198

Aggregate income tax benefit (expense) of the above items	(434)	8	1,147	(102)
Other comprehensive income (loss)	1,250	(917)	(4,903)	2,799
Comprehensive income (loss)	$(24,660)	$(87,626)	$(75,684)	$(69,439)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,781)	$(72,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,074	87,646
Amortization of debt issuance costs	2,722	1,769
Stock-based compensation	27,597	18,990
Deferred income taxes	(48,802)	(18,056)
Provision for excess and obsolete inventories	3,604	2,808
Restructuring and related charges	25,372	8,581
Cash payments for restructuring charges	(22,949)	(7,395)
Other operating activities	8,894	9,010
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	3,778	(23,863)
Inventory, net	(55,584)	16,380
Current and other assets	9,352	(2,693)
Accounts payable	34,910	20,627
Accrued liabilities	(29,616)	39,505
Income taxes	29,995	(8,521)
Cash provided by operating activities	33,566	72,550
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	170	124,640
Proceeds from maturities of investments	—	131,017
Purchase of investments	(806)	(536)
Cash paid for acquisition, net of cash acquired	—	(1,650,242)
Capital expenditures	(9,260)	(7,535)
Proceeds from sale of property and equipment	2,142	—
Cash (used for) provided by investing activities	(7,754)	(1,402,656)
CASH FLOWS FROM FINANCING ACTIVITIES
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,281)	(13,342)
Proceeds from issuances under stock-based compensation plans	6,616	14,872
Proceeds from debt issuance, net	—	1,244,713
Payment of cash dividends	(11,922)	(10,982)
Repayments of long-term debt	(25,000)	—
Cash (used for) by financing activities	(39,587)	1,235,261
Effect of exchange rate changes on cash and cash equivalents	(2,292)	(4,730)
Net increase (decrease) in cash and cash equivalents	(16,067)	(99,575)
Cash and cash equivalents at beginning of period	202,509	390,661
Cash and cash equivalents at end of period	$186,442	$291,086
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$5,836	$14,047
Cash paid for interest	$39,777	$29,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at June 30, 2019	39,578	$887	$1,445,097	$(6,628)	$92,437	$(862,295)	$669,498
Net loss	—	—	—	—	(25,910)	—	(25,910)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,277	—	—	1,277
Proceeds from issuances under stock-based compensation plans	101	1	165	—	—	—	166
Repurchase of restricted common stock	(9)			—	—	—	—
Cash dividends	—	—		—	(5,982)	—	(5,982)
Stock-based compensation	—	—	14,693		—	—	14,693
Employees' tax withheld and paid for restricted stock and restricted stock units	(21)	—	—	—	—	(660)	(660)
Proceeds from ESPP	268	2	6,023				6,025
Balances at September 30, 2019	39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at June 30, 2018	33,372	$819	$895,350	$6,585	$311,241	$(839,462)	$374,533
Net loss	—	—	—	—	(86,709)	—	(86,709)
Foreign currency translation adjustments	—	—	—	(1,815)	—	—	(1,815)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	898	—	—	898
Proceeds from issuances under stock-based compensation plans	34	—	1,322	—	—	—	1,322
Repurchase of restricted common stock	(9)			—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends	—	—		—	(5,968)	—	(5,968)
Stock-based compensation	—	—	10,840		—	—	10,840
Employees' tax withheld and paid for restricted stock and restricted stock units	(4)	—	—	—	—	(307)	(307)
Deferred tax adjustment	—	—	9	—	—	—	9
Proceeds from ESPP	62	1	2,991	—	—	—	2,992
Balances at September 30, 2018	39,807	$884	$1,404,713	$5,668	$218,564	$(839,769)	$790,060

	Six Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at March 31, 2019	39,518	$884	$1,431,607	$(475)	$143,344	$(853,673)	$721,687
Net loss	—	—	—	—	(70,781)	—	(70,781)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(4,657)	—	—	(4,657)
Proceeds from issuances under stock-based compensation plans	372	4	751	—	—	—	755
Repurchase of restricted common stock	(29)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	27,597	—	—	—	27,597
Employees' tax withheld and paid for restricted stock and restricted stock units	(212)	—	—	—	—	(9,282)	(9,282)
Proceeds from ESPP	268	2	6,023	—	—	—	6,025
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at September 30, 2019	39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107

	Six Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2018	33,251	$816	$876,645	$2,870	$299,066	$(826,427)	$352,970
Net loss	—	—	—	—	(72,238)	—	(72,238)
Foreign currency translation adjustments	—	—	—	(1,815)	—	—	(1,815)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	4,737	—	—	4,737
Proceeds from issuances under stock-based compensation plans	395	3	11,877	—	—	—	11,880
Repurchase of restricted common stock	(62)			—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends	—	—		—	(10,982)	—	(10,982)
Stock-based compensation	—	—	18,990		—	—	18,990
Employees' tax withheld and paid for restricted stock and restricted stock units	(191)	—	—	—	—	(13,342)	(13,342)
Deferred tax adjustment	—	—	9	—	—	—	9
Proceeds from ESPP	62	1	2,991				2,992
Impact of new accounting standards adoption	—	—	—	(124)	2,718	—	2,594
Balances at September 30, 2018	39,807	$884	$1,404,713	$5,668	$218,564	$(839,769)	$790,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, with the exception of the adoption of ASC 842, Leases as discussed below, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 31, 2019 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on May 17, 2019. The results of operations for the interim period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial results of Polycom have been included in the Company's consolidated financial statements from the date of acquisition on July 2, 2018, see Note 3, Acquisition for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 28, 2020 and March 30, 2019, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and six months ended September 28, 2019 and September 29, 2018 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

3. ACQUISITION

Polycom Acquisition

On July 2, 2018, the Company completed the acquisition of Polycom, Inc. ("Polycom") based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 (the "Acquisition"). The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing the Company to pursue additional opportunities across the UC&C category in both hardware end points and services.

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
Goodwill primarily is attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the acquisition, and transaction and integration costs. For the six months ended September 30, 2018, non-recurring pro forma adjustments directly attributable to the Polycom Acquisition included (i) the purchase accounting effect of deferred revenue assumed of $28.9 million, and (ii) the purchase accounting effect of amortization expense of purchase intangible assets of $42.8 million.
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the Acquisition actually occurred at the beginning of fiscal year 2019 or of the results of its future operations of the combined business.

Pro Forma (unaudited)
Six Months Ended September 30,
(in thousands)	2018
Total net revenues	$954,565
Operating loss	(123,589)
Net loss	$(130,409)

4. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and available-for-sale securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of September 30, 2019 and March 31, 2019 (in thousands):

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$186,442	$—	$—	$186,442	$186,442	$—
Level 1:
Mutual Funds	14,100	361	(83)	14,378	—	14,378

Total cash, cash equivalents and investments measured at fair value	$200,542	$361	$(83)	$200,820	$186,442	$14,378

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$202,509	$—	$—	$202,509	$202,509	$—
Level 1:
Mutual Funds	13,420	197	(285)	13,332	—	13,332

Total cash, cash equivalents and investments measured at fair value	$215,929	$197	$(285)	$215,841	$202,509	$13,332

As of September 30, 2019, and March 31, 2019, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 5, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and six months ended September 30, 2019, and 2018.

There were no transfers between fair value measurement levels during the three and six months ended September 30, 2019, and 2018.

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

5.  DEFERRED COMPENSATION

As of September 30, 2019, the Company held investments in mutual funds totaling $14.4 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $15.0 million at September 30, 2019. As of March 31, 2019, the Company held investments in mutual funds totaling $13.3 million. The total related deferred compensation liability at March 31, 2019 was $13.5 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	September 30,	March 31,
(in thousands)	2019	2019
Accounts receivable	$394,264	$393,415
Provisions for promotions, rebates, and other	(54,238)	(50,789)
Provisions for doubtful accounts and sales allowances	(2,949)	(4,956)
Accounts receivable, net	$337,077	$337,671

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

During the quarter ended September 30, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $44.9 million, of which $27.9 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of September 30, 2019 was approximately $16.1 million due from the financing company, of which $14.9 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarter ended September 30, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

Inventory, net:

	September 30,	March 31,
(in thousands)	2019	2019
Raw materials	$110,078	$34,054
Work in process	216	274
Finished goods	118,069	142,818
Inventory, net	$228,363	$177,146

Accrued Liabilities:

	September 30,	March 31,
(in thousands)	2019	2019
Short term deferred revenue	$135,980	$133,200
Employee compensation and benefits	57,046	68,882
Operating lease liabilities, current	21,642	—
Income tax payable	21,532	5,692
Provision for returns	22,514	24,632
Marketing incentives liabilities	21,093	25,369
Discounts reserve	49,594	46,894
Accrued interest	14,889	10,425
Warranty obligation	13,134	15,736
VAT/Sales tax payable	10,342	11,804
Derivative liabilities	6,837	3,275
Accrued other	53,044	52,806
Accrued liabilities	$427,647	$398,715

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 30, 2019 and 2018 were as follows:

	Six Months Ended September 30,
(in thousands)	2019	2018
Warranty obligation at beginning of period	$16,784	$18,852
Warranty provision related to products shipped	4,736	7,000
Deductions for warranty claims processed	(4,840)	(5,403)
Adjustments related to preexisting warranties	(880)	(124)
Warranty obligation at end of period(1)	$15,800	$20,325

(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

Operating Leases:

	Balance Sheet	September 30,	March 31,
(in thousands)	Classification	2019	2019
ASSETS
Operating right-of-use assets(1)	Other assets	$48,435	$—
LIABILITIES
Operating lease liabilities, current(2)	Accrued liabilities	$21,642	$—
Operating lease liabilities, long-term	Other liabilities	$38,955	$—
(1) During the three and six months ended September 30, 2019, the Company made $4.5 million and $10.4 million, respectively, in payments for operating leases included within cash provided by operating activities in its condensed consolidated statements of cash flows.
(2) During the three and six months ended September 30, 2019, the Company recognized $4.9 million and $9.2 million, respectively, in operating lease expense, net of $1.4 million and $2.8 million, respectively, in sublease income within its condensed consolidated statement of operations.

7.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

The carrying value of goodwill and other intangibles, excluding fully amortized intangible assets as of September 30, 2019, is set forth in the following table:

As of	September 30, 2019		March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$585,867	$(147,010)	$566,881	$(86,301)	3.8 years
Customer relationships	245,437	(60,373)	245,481	(36,245)	4.3 years
Trade name	115,600	(16,056)	115,600	(9,633)	7.8 years
Non-amortizing assets
In-process R&D	10,890	—	29,892	—	N/A
Total intangible assets	$957,794	$(223,439)	$957,854	$(132,179)	4.4 years

Goodwill	$1,279,897	$—	$1,278,380	$—	N/A

For the three and six months ended September 30, 2019, the Company recognized $46.0 million and $91.3 million, respectively in amortization expense. For the three and six months ended September 30, 2018, the Company recognized $70.9 million in amortization expense.

As of September 30, 2019, the Company placed in service $47.1 million of in-process R&D which is being amortized on a straight-line basis.

As of September 30, 2019, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2020	$91,527
2021	178,211
2022	163,928
2023	160,220
2024	78,808
Thereafter	50,771
$723,465

Note 8. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of September 30, 2019 were as follows:

(in thousands)	Operating Leases
2020 (remaining six months)	$13,283
2021	23,690
2022	20,051
2023	6,878
2024	1,873
Thereafter	606
Total lease payments	$66,381
Less: Imputed Interest(2)	(5,784)
Present value of lease liabilities	$60,597
(1) The weighted average remaining lease term was 2.9 years as of September 30, 2019.
(2) The weighted average discount rate was 4.8% as of September 30, 2019.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of September 30, 2019, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $341.5 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence. The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The appellate court heard argument on the matter on December 11, 2018 and its decision was rendered on July 10, 2019. The Court denied GN’s request for default judgment but granted a new trial to include certain excluded testimony of one witness. The trial date has now been set for May 28, 2020.
On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones.  The Company disputes the allegations and filed a motion to dismiss the Complaint in November 2018.  Plaintiff filed a First Amended Complaint on December 14, 2018. The matter has now been resolved and the settlement is pending court approval. On May 24, 2019, Plaintiff filed an unopposed Motion for Preliminary Approval of Class Action Settlement. On June 17, 2019, the Court denied preliminary approval on the basis that the scope of the release was overly broad.  On August 12, 2019, the settlement has received preliminary approval from the court.  Final approval will occur in December 2019.
On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination of one of the patents, which was then appealed to Federal Circuit Court. Oral argument occurred on March 6, 2019. Litigation in both matters in the United States and Canada, respectively, had been stayed pending the results of that appeal. Polycom also filed an inter partes review (“IPR”) of the second patent on January 31, 2019, which is now pending institution. FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement. An arbitration hearing occurred on December 10, 2018, and the arbitration panel awarded an immaterial amount to FullView. On April 29, 2019 the Federal Circuit rendered its opinion affirming the Patent Trial and Appeal Board (“PTAB”) opinion regarding the inter partes reexamination. On May 8, 2019, Parties have filed a joint stipulated motion to extend the Case Management Conference to September 26, 2019 to request a stay the US litigation pending the IPR. On July 10, 2019, the PTAB denied institution of the IPR of the second patent. The Company requested reconsideration, but the PTAB rejected that request. The matter is ongoing.
On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Company disputes the allegations. Polycom filed a motion to change venue which was denied in October, 2018. Polycom filed its Answer to the Complaint on October 18, 2018.    On February 15, 2019, Polycom filed a Motion to Transfer Venue Pursuant to a Valid and Enforceable Forum Selection Clause to change venue to the Northern District of California. directPacket filed is Opposition on March 1, 2019 with Polycom filing its Reply on March 7, 2019. Discovery was ongoing. On April 29, 2019, the Court ordered supplemental briefing on the Motion to Transfer Venue, which was filed on May 20, 2019. On July 3, 2019 the Court granted the Motion to Transfer Venue to Northern District of California. On October 4, 2019 the Court issued its case management order.  Discovery is ongoing.
In March 21, 2019, Performance Design Products filed a complaint against the Company alleging trademark infringement. The Company filed a motion to dismiss the complaint on April 12, 2019.  PDP filed its opposition and a request for a preliminary injunction on May 10, 2019. The Company filed its Reply in Support of its Motion to Dismiss on July 9, 2019 and its Opposition for Preliminary Injunction on July 12, 2019 with hearing set for August 2, 2019. The Court granted the Company's Motion to Dismiss on July 15, 2019 but allowing PDP to refile an Amended Complaint and Reply to Preliminary Injunction Motion by July 19, 2019 with a hearing on August 16, 2019.  PDP filed an amended complaint on July 19, 2019. PDP did not refile a motion for preliminary injunction. On September 4, 2019, PDP dismissed its complaint without prejudice.

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

9. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of September 30, 2019 and March 31, 2019 were as follows:

	September 30, 2019		March 31, 2019
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$505,095	$494,684	$503,410	$493,959
Term loan facility	$1,165,089	$1,124,331	$1,152,044	$1,146,842

As of September 30, 2019, and March 31, 2019, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $27.8 million and $31.0 million respectively.

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

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it refinances within 6 months of entering into this Credit Agreement. During the three months ended September 30, 2019, The Company prepaid $25 million aggregate principal amount of the term loan facility and did not incur any prepayment penalties. The Company recorded an immaterial loss on the prepayment, which is included in interest expense of the Company's condensed consolidated statements of operations. As of September 30, 2019, the Company has four outstanding letters of credit on the revolving credit facility for a total of $0.8 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Severance	$77	$7,221	$13,772	$8,541
Facility	—	40	—	40
Other	1,037	—	6,867	—
Non-cash asset impairment and disposal charges	4,733	—	4,733	—
Total restructuring and other related charges	$5,847	$7,261	$25,372	$8,581

The Company's restructuring liabilities as of September 30, 2019 is as follows (amounts in thousands):

	As of March 31, 2019	Adoption of ASC 842 (1)	Accruals	Cash Payments	Adjustments	As of September 30, 2019
FY 2019 Plans
Severance	$5,889	$—	$—	$(4,744)	$141	$1,286
Facility	7,376	(7,376)	—	—	—	—
Other	10	—	—	—	117	127
Total FY2019 Plans	$13,275	$(7,376)	$—	$(4,744)	$258	$1,413
FY 2020 Plan
Severance	$—	$—	$14,755	$(11,626)	$(1,124)	$2,005
Facility	—	—	—	—	—	—
Other	—	—	6,508	(6,579)	242	171
Total FY2020 Plan	$—	$—	$21,263	$(18,205)	$(882)	$2,176
Severance	$5,889	$—	$14,755	$(16,370)	$(983)	$3,291
Facility	7,376	(7,376)	—	—	—	—
Other	10	—	6,508	(6,579)	359	298
Grand Total	$13,275	$(7,376)	$21,263	$(22,949)	$(624)	$3,589

(1) Includes adjustments to facilities-related liabilities upon adoption of ASC 842.

11. COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenues	$997	$1,073	$1,975	$2,036

Research, development, and engineering	4,213	2,768	7,932	4,990
Selling, general, and administrative	9,483	6,999	17,690	11,964
Stock-based compensation included in operating expenses	13,696	9,767	25,622	16,954
Total stock-based compensation	14,693	10,840	27,597	18,990
Income tax benefit	(3,147)	(2,227)	(3,143)	(5,981)
Total stock-based compensation, net of tax	$11,546	$8,613	$24,454	$13,009

Long Term Incentive Plan

Prior to the Acquisition of Polycom, certain Polycom employees were granted incentive rights under the Polycom, Inc. 2016 Long-Term Incentive Plan (“2016 LTIP”).  As of the date of Acquisition, Plantronics assumed the role of payer to participants of the 2016 LTIP through its payroll but is indemnified by Triangle for obligations under the 2016 LTIP.  The Acquisition accelerated vesting under the 2016 LTIP at 75% of awards held by participants in service as of that date and triggered an initial amount due to such participants. The cash purchase price of the Acquisition was reduced by this initial obligation. The remaining 25% of awards vested upon the one-year anniversary of the Acquisition and was paid in the second quarter of Fiscal Year 2020. Future distributions to its parents of cash made available to Triangle from the release of escrow amounts or the sale of shares issued in the transaction would trigger further compensation due to incentive rights holders under the plan. The Company is indemnified for any obligations in excess of the reduction to purchase price. Any future payments above the initial obligation under the 2016 LTIP require Triangle to fund the Company in order to pay participants for any amount in excess of the purchase price reduction.
12. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of September 30, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase.

For the periods ended September 30, 2019, and 2018, the Company did not repurchase any shares of its common stock.
The total value of shares withheld in satisfaction of employee tax obligations on the vesting of equity awards for the three months ended September 30, 2019, and September 30, 2018 were $0.7 million and $0.3 million, respectively. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	September 30, 2019	March 31, 2019
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(9,966)	$(5,310)
Accumulated foreign currency translation adjustments	4,615	4,835
Accumulated other comprehensive income (loss)	$(5,351)	$(475)
(1)Refer to Note 14, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of September 30, 2019 and March 31, 2019.

14. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of September 30, 2019.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of September 30, 2019, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of September 30, 2019, and March 31, 2019, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	September 30, 2019	March 31, 2019
Derivative Assets(1)
Non-designated hedges	$1,098	$327
Cash flow hedges	4,020	2,856
Total derivative assets	$5,118	$3,183

Derivative Liabilities(2)
Non-designated hedges	$86	$39
Cash flow hedges	421	843
Interest rate swap	15,316	8,594
Accrued interest	359	7
Total derivative liabilities	$16,182	$9,483

(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of September 30, 2019, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of September 30, 2019, the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of September 30, 2019, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 30, 2019:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€40,800	$44,784	Sell EUR	1 month
GBP		£8,900	$10,973	Sell GBP	1 month
AUD	A$	4,300	$2,914	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gain (loss) on foreign exchange contracts	$3,610	$890	$3,321	$5,041

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	September 30, 2019		March 31, 2019
	EUR	GBP	EUR	GBP
Option contracts	€70.7	£24.7	€76.8	£25.8
Forward contracts	€69.2	£23.9	€55.4	£18.0

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of September 30, 2019, and March 31, 2019, the Company had foreign currency swap contracts of approximately MXN 47.9 million and MXN 149.7 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at September 30, 2019:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$47,930	$2,413	Buy MXN	Monthly over 6 months

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the six months ended September 30, 2019. During the six months ended September 30, 2019, the Company reclassified into interest expense $1.6 million of the $15.3 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Gain (loss) included in AOCI as of beginning of period	$(14,995)	$1,935	$(7,480)	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	2,369	813	(4,335)	4,769

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(1,568)	(900)	(2,927)	(1,149)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(62)	—	(166)	(79)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	945	977	1,597	977
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	(685)	77	(1,496)	(251)

Gain (loss) included in AOCI as of end of period	$(13,311)	$2,825	$(13,311)	$2,825

For the period presented prior to the first quarter of fiscal year 2020, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three and six months ended September 30, 2019, the Company did not have an ineffective portion of its cash flow hedges. During the three and six months ended September 30, 2018, the Company recognized an immaterial loss on the ineffective portion of its cash flow hedges.

15. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax provision or benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 30, 2019 and 2018 were (13.7)% and (19.9)%, respectively. The effective tax rates for the six months ended September 30, 2019 and 2018 were 14.2% and 22.3%, respectively.

For the six months ended September 30, 2019, the Company recognized a discrete $11.6 million net tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, which increased our effective tax rate by 14.1%.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. As a result, the Company recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods, which reduced our effective tax rate by 10.5%.

The Company's provision for income taxes also included excess tax benefits associated with employee equity plans of ($0.5) million and $0.1 million, which reduced our effective tax rate by 1.7 percentage points and 0.0 percentage points, for the three months ended September 30, 2019, and 2018, respectively. The Company's provision for income taxes also included excess tax benefits associated with employee equity plans of ($3.0 million) and $2.9 million, which reduced our effective tax rate by 3.6 percentage points and increased it by 3.1 percentage points, for the six months ended September 30, 2019, and 2018, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. As of September 30, 2019, the Company had a total gross unrecognized tax benefits of $37.2 million compared with $26.2 million as of September 30, 2018. The increase is predominantly due to a $9.2 million increase in the first quarter from the cost sharing of prior stock-based compensation. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended September 30, 2019, and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Basic earnings (loss) per common share:
Numerator:
Net loss	$(25,910)	$(86,709)	$(70,781)	$(72,238)

Denominator:
Weighted average common shares, basic	39,584	39,281	39,411	35,938
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average common shares-diluted	39,584	39,281	39,411	35,938

Basic loss per common share	$(0.65)	$(2.21)	$(1.80)	$(2.01)
Diluted loss per common share	$(0.65)	$(2.21)	$(1.80)	$(2.01)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	1,758	567	912	385

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

The following table disaggregates revenues by major product category for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net revenues from unaffiliated customers:
Enterprise Headsets	$162,933	$169,978	$338,017	$337,620
Consumer Headsets	43,359	58,053	86,925	111,720
Voice*	98,453	121,309	202,300	121,309
Video*	90,392	85,922	150,640	85,922
Services*	66,572	47,807	131,594	47,807
Total net revenues	$461,709	$483,069	$909,476	$704,378
*Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 3, Acquisition, of the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 30, 2019 and 2018. The following table presents net revenues by geography:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net revenues from unaffiliated customers:
U.S.	$213,127	$233,629	$437,954	$347,615

Europe and Africa	128,973	128,957	245,952	192,547
Asia Pacific	87,453	87,471	162,301	114,342
Americas, excluding U.S.	32,156	33,012	63,269	49,874
Total international net revenues	248,582	249,440	471,522	356,763
Total net revenues	$461,709	$483,069	$909,476	$704,378

Two customers, ScanSource and Ingram Micro Group, accounted for 21.7% and 16.8%, respectively, of net revenues for the three months ended September 30, 2019. ScanSource and Ingram Micro Group accounted for 19.6% and 16.8%, respectively, of net revenue for the six months ended September 30, 2019. One customer, ScanSource, accounted for 14.4% and 14.0% of net revenues for the three and six months ended September 30, 2018, respectively.

Three customers, Ingram Micro Group, ScanSource, and Synnex Group accounted for 23.8%, 20.6%, and 15.1%, respectively, of total net accounts receivable at September 30, 2019. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9%, respectively, of total net accounts receivable at March 31, 2019.

Revenue is recognized when obligations under the terms of a contract with the Company's customer are satisfied; generally, this occurs with the transfer of control of its products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The majority of the Company's business relates to physical product shipments, for which revenue is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to account for shipping and handling as fulfillment cost and recognize the related costs when control over products have transferred to the customer as an expense in Cost of Revenues.

The Company's service revenue is recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 90% of the Company's overall service revenue and are recognized ratably over the contract term which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are a series of distinct services available and delivered daily over the term. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied support obligation and recognizes service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract, to each identified performance obligation based on stand-alone selling price (“SSP”). The Company determines if variable consideration is associated with one or many, but not all of the performance obligations and allocates accordingly. Judgment is also required to determine the stand-alone selling price (“SSP") for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and considers a few characteristics including consideration related to different service types, customer and geography characteristics. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

As of September 30, 2019, the Company's deferred revenue balance was $196.7 million. As of March 31, 2019, the Company's deferred revenue balance was $193.9 million. During the three months ended September 30, 2019, the Company recognized $54.1 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019:

	September 30, 2019
(in millions)	Current	Noncurrent	Total
Performance obligations	$140.8	$60.8	$201.6

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue may be recognized in advance of billings. The balance of contract assets as of September 30, 2019 was up $2.2 million. None of the Company's contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and has considered a constraint accordingly. Provisions for Sales Returns are presented within accrued liabilities in the Company's condensed consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right offset, in which case they are presented within accrued liabilities on its condensed consolidated balance sheets. See Note 6, Details of Certain Balance Sheet Accounts above for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $5.2 million as of September 30, 2019. Amortization of capitalized contract costs for the three and six months ended September 30, 2019 was immaterial.

18. SUBSEQUENT EVENTS

Dividends

On November 5, 2019, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on December 10, 2019 to holders of record on November 20, 2019.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 14, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the six months ended September 30, 2019, we made payments of approximately $1.2 million on our interest rate swap and recognized $1.6 million within interest expense on the condensed consolidated statement of operations. As of September 30, 2019, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $15.3 million recorded within accumulated other comprehensive income (loss) as of September 30, 2019. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $1.2 million.

Interest rates were relatively unchanged in the three and six months ended September 30, 2019 compared to the same period in the prior year. In the three and six months ended September 30, 2019 and 2018 we generated interest income of $0.2 million and $0.5 million and $0.3 million and $1.8 million respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and six months ended September 30, 2019 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 30, 2019 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$44.8	$4.5	$(4.5)
GBP	Sell GBP	$11.0	$1.1	$(1.1)
AUD	Sell AUD	$2.9	$0.3	$(0.3)

Cash Flow Hedges

In the six months ended September 30, 2019, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 30, 2019, we had foreign currency put and call option contracts with notional amounts of approximately €70.7 million and £24.7 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.3 million or incur a loss of $5.4 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of September 30, 2019 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$116.8	$0.4	$(3.9)
Put options	$108.0	$7.9	$(1.5)
Forwards	$107.8	$10.5	$(10.4)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of September 30, 2019, we had cross-currency swap contracts with notional amounts of approximately MXN $47.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of September 30, 2019 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$2.4	$(0.2)	$0.3

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of our common stock made by us during the second quarter of fiscal year 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
June 30, 2019 to July 27, 2019	1,788	N/A	—	1,369,014
July 28, 2019 to August 24, 2019	1,697	N/A	—	1,369,014
August 25, 2019 to September 28, 2019	17,787	N/A	—	1,369,014

1
Represents shares of our common stock that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock issued pursuant to equity awards under our 2003 Stock Plan.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3
On November 28, 2018, our Board of Directors approved a 1 million share repurchase program expanding our capacity to repurchase shares under a previously approved share repurchase program to approximately 1.7 million shares. Although we may repurchase shares from time to time in open market transactions or through privately negotiated transactions, we did not repurchase any shares of our common stock under the repurchase program during the second quarter of fiscal year 2020. There is no expiration date associated with the repurchase activity under the existing repurchase program.

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

PLANTRONICS, INC.

Date:	November 5, 2019	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer