Form 10-Q
period 2019-12-28
PLANTRONICS INC /CA/
filed 2020-02-06
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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

As of January 29, 2020, 39,927,953 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may generally be identified by the use of such words as "anticipate," "believe," “could,” "expect," "intend," “may,” "plan," "potential," "shall," "will," “would,” or variations of such words and similar expressions, or the negative of these terms. Specific forward-looking statements contained within this Form 10-Q include, but are not limited to, statements regarding: (i) our efforts to execute to drive sales and sustainable profitable revenue growth; (ii) our expectations for new product launches, the timing of their releases and their expected impact on future growth and on our existing products; (iii) our expectations to avoid business disruption due to potential global health issues (iv) our expectations for synergies in the quarter and additional anticipated cost savings; (v) our expectations related to the sale of our gaming product line and further optimization of our Consumer product line; (vi) beliefs regarding the strategic and financial benefits of focusing on our Enterprise business, simplifying business processes and reducing working capital; (vii) our expectations for operating cash flow and debt; (viii) expectations relating to our Q-4 and full Fiscal Year 2020 earnings guidance; (ix) estimates of GAAP and non-GAAP financial results for the fourth quarter and full Fiscal Year 2020, including net revenues, purchase accounting adjustments, adjusted EBITDA, tax rates, intangibles amortization, and diluted weighted average shares outstanding and diluted EPS; (x) expectations related to our customers’ purchasing decisions and our ability to match product production to demand; (xi) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware and services offerings; (xii) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market; (xiii) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xiv) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xv) our forecasts and expectations regarding liquidity, capital resources and results of operations along with our intentions concerning the repayment of our debt obligations and our ability to draw funds on our credit facility as needed; (xvi) our forecasts and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; (xvii) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  Among the factors that could cause actual results to differ materially from those contemplated are:

•
Regarding the Polycom acquisition: (i) we may be unable to integrate Polycom's business within our own in a timely and cost-efficient manner or do so without adversely impacting operations, including new product launches; (ii) expected synergies or operating efficiencies may fail to materialize in whole or part or may not occur within expected time-frames; (iii) the acquisition and our subsequent integration efforts may adversely impact relationships with customers, suppliers and strategic partners and their operating results and businesses generally (including the diversion of management time on transaction-related issues); (iv) we may be unable to retain and hire key personnel; (v) our increased leverage as a result of the transaction is substantially greater than prior to the acquisition which may pose risks, including reduced flexibility in how we use our cash and to make changes in our operations in response to business or economic conditions, increased borrowing costs, as well as penalties or costs should we fail to comply with terms of the financial agreements such as debt ratios and financial and operation performance targets; (vi) negative effects on the market price of our common stock as a result of the transaction, particularly in light of the issuance of our stock in the transaction; (vii) our financial reporting including those resulting from the adoption of new accounting pronouncements and associated system implementations in the context of the transaction, our ability to forecast financial results of the combined company and that we may be unable to successfully integrate our reporting system causing an adverse impact to our ability to make timely and accurate filings with the SEC and other domestic and foreign governmental agencies; (viii) the potential impact of the transaction on our future tax rate and payments based on our global entity consolidation efforts and our ability to quickly and cost effectively integrate foreign operations; (ix) the challenges of integrating the supply chains of the two companies; (x) the challenges of sales execution across different product lines; (xi) our expectations regarding the potential that our due diligence did not uncover risks and potential liabilities of Polycom;

•	the nature and extent of competition we face, particularly subsequent to the acquisition of Polycom as it relates to our ability to adapt to new competitors and changing markets;

•	the impact of product transitions underway which are replacing or upgrading nearly every major product in our product portfolio;

•	the impact of customer brand preferences on Consumer and Enterprise market demands;

•	the impact of our adoption of a new corporate branding identity, including any confusion or harm to our reputation resulting therefrom;

•	the impact of ongoing integration, restructuring and disaggregation activities on our operations, including on employees, distributors, VAR's, suppliers and customers from the Polycom acquisition;

•
our ability to realize and achieve positive financial results projected to arise in the our key markets from UC&C adoption could be adversely affected by a variety of factors including the following: (i) as UC&C becomes more widely adopted, the risk that competitors will offer solutions that will effectively commoditize our products which, in turn, will reduce the sales prices for those products; (ii) our plans are dependent upon adoption of our UC&C solution by major platform providers and any proprietary solutions of competitors, and our influence over such providers and the marketing in general with respect to the functionality of their platforms or their product offerings, their rate of deployment, and their willingness to integrate their platforms and product offerings with our solutions is limited; (iii) delays or limitations on our ability to timely introduce solutions that are cost effective, feature-rich, stable, and attractive to our customers within forecasted development budgets; (iv) our successful implementation and execution of new and different processes involving the design, development, and manufacturing of complex electronic systems composed of hardware, firmware, and software that works seamlessly and continuously in a wide variety of environments and with multiple devices; (v) failure of UC&C solutions generally, or our solutions in particular, to be adopted with the breadth and speed we anticipate; (vi) our sales model and expertise must successfully evolve to support complex integration of hardware, software, and services with UC&C infrastructure consistent with changing customer purchasing expectations; (vii) as UC&C becomes more widely adopted we anticipate that competition for market share will increase, particularly given that some competitors may have superior technical and economic resources; (viii) sales cycles for UC&C deployments are longer and becoming more complex; (ix) our inability to timely and cost-effectively adapt to changing business requirements may impact our profitability in this market and our overall margins; and (x) our failure to expand our technical support capabilities to support the complex and proprietary platforms in which our UC&C products are and will be integrated;

•
risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products;

•
failure to match production to demand given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges;

•
risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions as well as currency fluctuations, and there can be no assurance that expectations of incoming orders over the balance of the current quarter will materialize;

•
volatility in prices and availability of components from our suppliers, including our manufacturers located in APAC, have in the past and could in the future negatively affect our profitability and/or market share;

•	fluctuations in foreign exchange rates;

•	new or greater tariffs on our products;

•	the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers;

•
additional risk factors including: interruption in the supply of sole-sourced critical components, continuity of component supply at costs consistent with our plans, and the inherent risks of our substantial foreign operations;

•	seasonality in one or more of our product categories;

•	the potential impact to our results of operations from tax rulings and interpretations;

•
risks related to our forecasts and expectations regarding liquidity, capital resources and results of operations along with our intentions concerning the repayment of our debt obligations and our ability to draw funds on our credit facility as needed;

•	potential fluctuations in our cash provided by operating activities;

•	risks associated with our anticipated range of capital expenditures for the remainder of Fiscal Year 2020;

•	the sufficiency of our cash, cash equivalents, and cash from operations to sustain future operations and discretionary cash requirements;

•	our expenses and expenditures, including research, development and engineering as well selling, general and administrative;

•	changes in tax laws that could increase our future tax rate and payments related to unrecognized tax benefits and/or reduce our deferred tax assets;

•	risks related to our forecasts and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets;

•	if we are unable to generate sufficient amount of income, a substantial valuation allowance to reduce the deferred tax assets may be required;

•	our ability to pay future stockholder dividends or repurchase stock;

•	our beliefs concerning interest rates and foreign currency exchange rates, our exposure to changes in each, and the benefits and risks of our hedging activities;

•	the risks of global health issues impacting supply chain, distribution, product availability, sales execution and/or other business disruption to our business;

•	risks related to adverse results in pending litigation or other regulatory proceedings; and

•
those risks and uncertainties discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2019; and other documents we have filed with the SEC.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

We are a leading global designer, manufacturer, and marketer of integrated communications and collaboration solutions that span headsets, open Session Initiation Protocol ("SIP") desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services. Our major product categories are Enterprise Headsets, which includes corded and cordless communication headsets; Consumer Headsets, which includes Bluetooth and corded products for mobile device applications, personal computer and gaming; and Voice and Video solutions, which includes open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers and microphones. All of our solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally, naturally, and seamlessly. In addition, we offer comprehensive support services including support for our solutions and hardware devices, as well as professional, hosted, and managed services. There are significant synergies across our communication categories, and we continue to operate under a single operating segment.

We sell our Enterprise products through a high-touch sales team and a well-developed global network of distributors and channel partners, including value-added resellers, integrators, direct marketing resellers, service providers, and resellers. We sell our Consumer products through both traditional and online consumer electronics retailers, consumer product retailers, office supply distributors, wireless carriers, catalog and mail order companies, and mass merchants. We have well-established distribution channels in the Americas, Europe, Middle East, Africa, and Asia Pacific where use of our products is widespread.

Our consolidated financial results as of December 31, 2019, include the nine-month financial results of Polycom, Inc. ("Polycom"), whereas our consolidated financial results as of December 31, 2018, include the financial results of Polycom from July 2, 2018, the date we acquired Polycom (the "Acquisition").

Total Net Revenues (in millions)                            Operating Income (Loss) (in millions)

Compared to the third quarter of Fiscal Year 2019, total net revenues decreased (23.4)% to $384.5 million; the decrease in total net revenues primarily was driven by a decline in Enterprise Headset, Voice, and Video product revenues reflecting sales integration and channel consolidation issues, Microsoft Skype to Teams transition, and trade issues in China that led to our reducing channel inventories by reducing sales into our distributors. Additionally, our Consumer Headset product revenues also declined driven by portfolio optimization and a decrease in our gaming products due to an unusually high comparison resulting from the launch of Battle Royale genre games in fiscal year 2019.

As a result of purchase accounting, a total of $7.1 million of deferred revenue that otherwise would have been recognized in the third quarter of Fiscal Year 2020 was excluded from third quarter revenue of $384.5 million; the amount of deferred revenue excluded from the third quarter of Fiscal Year 2019 was $28.9 million.

We reported an operating loss of $76.6 million for the third quarter of Fiscal Year 2020 and an operating loss of $24.7 million for the third quarter of Fiscal Year 2019. The decline in our results from operations primarily is due to declining revenues discussed above, lower gross margins due to lower production levels and restructuring and other related charges associated with our consumer business.

Our strategic initiatives are focused primarily on driving sustainable profitable revenue growth through our end-to-end portfolio of audio and video endpoints, including headsets, desktop phones, conference room phones, and video collaboration solutions. The Acquisition of Polycom has positioned us as a global leader in communications and collaboration endpoints, has allowed us to target the faster-growing market categories, such as the Huddle Room for video collaboration, and is allowing us to capture additional opportunities through data analytics and insight services across a broad range of communications endpoints. Our ability to provide comprehensive solutions to communications challenges in the marketplace distinguishes us from our competitors and better positions us with our channel partners, customers and strategic alliance partners, which we believe will drive sustainable profitable revenue growth.

Within the enterprise market, we anticipate that the key driver of growth over the next few years will be the continued adoption of UC&C solutions. We believe enterprises are increasing their adoption of UC&C systems to reduce costs, improve collaboration, and migrate to more capable and flexible technology. We expect that the growth of UC&C solutions will increase overall headset, video endpoint and voice product adoption in enterprise environments.

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

In addition to enabling us to provide comprehensive solutions to drive growth over the long-term, the Acquisition also is allowing us to reevaluate our business, focus resources and efforts on our enterprise strategic initiatives, and to continue to drive operational efficiencies. One of the outcomes of this process led to our announcement in the first quarter of Fiscal Year 2020 that we had begun considering strategic alternatives for our consumer headset products. As we continued to explore strategic initiatives, we concurrently worked to optimized our Consumer Product portfolio. As a result, in the third quarter of Fiscal Year 2020, this optimization work resulted in charges of $10.4 million related to inventory reserves and supplier liabilities for excess and obsolete inventory. In addition, we recognized $5.4 million of restructuring and other charges related to our consumer product portfolio optimization efforts.

Additionally, our consolidation efforts have led to material integration-related cost and expense savings. The majority of these savings are being realized in our operations group where efficiencies in our manufacturing operations and supply chain have helped to reduce our time to market. Simultaneously, we have begun to announce and release a number of new and refreshed product offerings in support of our end-to-end strategic initiatives.  We executed on our channel inventory reduction program announced in the second quarter of Fiscal Year 2020, and reduced our channel inventories by approximately $60 million during the third quarter of Fiscal Year 2020.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and internationally and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. We furthermore intend to continue monitoring our expenditures, including opportunities to streamline our workforce, tools and processes, and continue to prioritize expenditures that further our strategic long-term growth opportunities, and go to market initiatives under a unified Poly brand.

RESULTS OF OPERATIONS

The following graphs display net revenues by product category for the three and nine months ended December 31, 2019 and 2018:

Net Revenues (in millions)
Revenue by Product Category (percent)

Net Revenues* (in millions)
Revenue by Product Category* (percent)

* Year to date net revenues for Voice, Video, and Services in FY19 include only six months activity as the Acquisition closed on July 2, 2018.

Total net revenues decreased in the three months ended December 31, 2019 compared to the prior year period, primarily due to declines in Enterprise Headset, Voice, and Video product revenues reflecting sales integration and channel consolidation issues, Microsoft Skype to Teams transition, and trade issues in China that led to our reducing channel inventories by reducing sales into our distributors. Additionally, our Consumer Headset product revenues also declined driven by portfolio optimization and a decrease in our gaming products due to an unusually high comparison resulting from the launch of Battle Royale genre games in fiscal year 2019. These decreases were partially offset by an increase in Service revenue attributable to a decline in deferred revenue excluded due to purchase accounting.

Total net revenues increased in the nine months ended December 31, 2019 compared to the prior year period, primarily due to the Acquisition. This increase was partially offset by declines in our Consumer headset product revenues, largely driven by our Gaming and Mono product lines; as well as declines in our Enterprise headset product revenues driven by declines in our non-UC&C Enterprise headset product revenues, which were partially offset by growth in our UC&C Enterprise headset product revenues.

Geographic Information (in millions)                Revenue by Region (percent)

Geographic Information (in millions)                Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues for the three months ended December 31, 2019 decreased primarily due to declines in our Enterprise headset and Voice product revenues reflecting sales integration and channel consolidation issues, Microsoft Skype to Teams transition, and trade issues in China that led to our reducing channel inventories by reducing sales into our distributors. Additionally, our Consumer Headset product revenues also declined driven by portfolio optimization and a decrease in our gaming products due to an unusually high comparison resulting from the launch of Battle Royale genre games in fiscal year 2019. These decreases were partially offset by an increase in Service revenue attributable to a decline in the amount of deferred revenue excluded due to purchase accounting. Video product revenues increased compared to the prior year period.

Compared to the same prior year period, U.S. net revenues for the nine months ended December 31, 2019 increased primarily due to Voice, Video, and Service product categories introduced as a result of the Acquisition. This increase was partially offset by continued declines in our non-UC&C Enterprise headset product revenues as well as declines in our Consumer headset product revenues which largely were driven by our Gaming and Stereo product lines. These declines were partially offset by growth in UC&C Enterprise headset product revenues.

International net revenues for the three months ended December 31, 2019 decreased from the same prior year period primarily due to declines in Enterprise, Voice, and Video product revenues, as well as declines in our Consumer headset product revenues driven by our Gaming and Stereo product lines. These declines were partially offset by an increase in Service revenue attributable to a decline in the amount of deferred revenue excluded due to purchase accounting.

International net revenues for the nine months ended December 31, 2019 increased from the same prior year period primarily due to the Acquisition as well as growth in our UC&C Enterprise headset product revenues. These increases were partially offset by declines in our non-UC&C Enterprise headset product revenues as well as declines in Consumer headset product revenues, which largely were driven by our Gaming and Mono product lines.

During the three months ended December 31, 2019, changes in foreign exchange rates negatively impacted net revenues by $3.6 million, net of the effects of hedging, compared to a $2.2 million unfavorable impact on revenue in the prior year period.

During the nine months ended December 31, 2019, changes in foreign exchange rates negatively impacted net revenues by $11.2 million, net of the effects of hedging, compared to a $3.4 million favorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, warranty, freight, depreciation, duties, charges for excess and obsolete inventory, royalties, and overhead expenses.

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Total net revenues	$384,471	$501,669	$(117,198)	(23.4)%	$1,293,947	$1,206,047	$87,900	7.3%
Cost of revenues	240,625	286,532	(45,907)	(16.0)%	731,384	728,438	2,946	0.4%
Gross profit	$143,846	$215,137	$(71,291)	(33.1)%	$562,563	$477,609	$84,954	17.8%
Gross profit %	37.4%	42.9%			43.5%	39.6%

Compared to the same prior year period, gross profit as a percentage of net revenues decreased in the three months ended December 31, 2019, primarily due to fixed cost items spread over lower net revenues and inventory-related reserves taken during the current quarter in connection with the optimization of our Consumer product portfolio. Partially offsetting these unfavorable items was a decrease in the deferred revenue fair value adjustment resulting from the Acquisition and material cost reductions as a result of in-sourcing of certain products.

Compared to the same prior year period, gross profit as a percentage of net revenues increased in the nine months ended December 31, 2019, primarily due to a decrease in deferred revenue fair value adjustment when compared to prior year and a non-recurring inventory fair value adjustment in the prior year, both of which resulted from the Acquisition. In addition, we had material cost reductions as a result of our in-sourcing of certain products. Partially offsetting these favorable items were inventory-related reserves taken during the current quarter in connection with the optimization of our Consumer product portfolio.

There are significant variances in gross profit percentages between our higher and lower margin products, including Voice, Video, and Service products acquired through the Acquisition; therefore, small variations in product mix, which can be difficult to predict, can have a significant impact on gross profit as a percentage of net revenues. Gross profit percentages also may vary based on other factors, including production levels, distribution channels and return rates.

OPERATING EXPENSES

Operating expenses consist primarily of research, development and engineering; selling, general and administrative; gain, net of litigation settlements, and restructuring and other related charges, all of which are summarized in the table below for the three and nine months ended December 31, 2019 and 2018, respectively:

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Research, development, and engineering	$53,769	$59,661	$(5,892)	(10)%	$170,708	$140,409	$30,299	22%
Selling, general and administrative	144,978	168,053	(23,075)	(14)%	457,004	406,553	50,451	12%
Gain, net of litigation settlements	—	—	—	—%	(1,162)	(30)	(1,132)	(3,773)%
Restructuring and other related charges	21,724	12,130	9,594	79%	47,096	20,711	26,385	127%
Total Operating Expenses	$220,471	$239,844	$(19,373)	(8)%	$673,646	$567,643	$106,003	19%
% of net revenues	57.3%	47.8%			52.1%	47.1%

Our Research, development, and engineering expenses decreased during the three months ended December 31, 2019 when compared to the prior year period primarily due to lower compensation expense driven by reduced variable compensation and cost reductions from our restructuring actions initiated in prior periods. Research, development, and engineering expenses increased in the nine months ended December 31, 2019 primarily due to the inclusion of Polycom operating expenses after the Acquisition.

Our Selling, general and administrative expenses decreased during the three months ended December 31, 2019 when compared to the prior year period primarily due to lower compensation expense, driven by reduced variable compensation, cost reductions from our restructuring actions initiated in prior periods, and Acquisition-related costs that did not recur in the current period. Selling, general and administrative expenses increased in the nine months ended December 31, 2019, primarily due to the inclusion of Polycom operating expenses after the Acquisition.

Compared to the prior year period, restructuring and other related charges increased in the three and nine months ended December 31, 2019, primarily due to restructuring actions initiated during the period to streamline our global workforce and achieve planned synergies. For more information regarding restructuring activities, see Note 10, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

	Three Months Ended				Nine Months Ended
	December 31,		(Increase)		December 31,		(Increase)
(in thousands, except percentages)	2019	2018	Decrease		2019	2018	Decrease
Interest expense	$(22,533)	$(25,032)	$2,499	10.0%	$(70,262)	$(56,252)	$(14,010)	(24.9)%
% of net revenues	(5.9)%	(5.0)%			(5.4)%	(4.7)%

Interest expense decreased for the three months ended December 31, 2019 primarily due to lower outstanding balance on the term loan facility and lower interest rates. Interest expense increased for the nine months ended December 31, 2019 primarily due to interest incurred on our Credit Facility Agreement entered into in connection with the Acquisition. See Note 9, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

	Three Months Ended				Nine Months Ended
	December 31,		Increase		December 31,		Increase
(in thousands, except percentages)	2019	2018	(Decrease)		2019	2018	(Decrease)
Other non-operating income, net	$967	$125	$842	673.6%	$675	$3,731	$(3,056)	(81.9)%
% of net revenues	0.3%	—%			0.1%	0.3%

Other non-operating income, net for the three months ended December 31, 2019 increased primarily due to immaterial unrealized gains on the deferred compensation portfolio compared to immaterial unrealized losses on the deferred compensation portfolio in the prior period.

Other non-operating income, net for the nine months ended December 31, 2019 decreased primarily due to lower interest income as our investment portfolios were liquidated during the First Quarter of Fiscal Year 2019 to facilitate the Acquisition and lower net foreign currency gains compared to the prior period.

INCOME TAX EXPENSE (BENEFIT)

	Three Months Ended				Nine Months Ended
	December 31,		(Increase)		December 31,		(Increase)
(in thousands except percentages)	2019	2018	Decrease		2019	2018	Decrease
Loss before income taxes	$(98,191)	$(49,614)	$(48,577)	(97.9)%	$(180,670)	$(142,555)	$(38,115)	(26.7)%
Income tax benefit	(19,708)	(7,880)	(11,828)	(150.1)%	(31,406)	(28,584)	(2,822)	(9.9)%
Net loss	$(78,483)	$(41,734)	$(36,749)	(88.1)%	$(149,264)	$(113,971)	$(35,293)	(31.0)%
Effective tax rate	(20.1)%	(15.9)%			(17.4)%	(20.1)%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our income tax expense or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 31, 2019 and 2018 were (20.1)% and (15.9)%, respectively. The effective tax rates for the nine months ended December 31, 2019 and 2018 were (17.4)% and (20.1)%, respectively.

The annual effective tax rates for the period ended December 31, 2019 and 2018 varied from the statutory tax rate of 21% primarily due to our jurisdictional mix of income, state taxes, U.S. taxation of foreign earnings, and R&D credits. The increase in our annual effective tax rate for the three months ended December 31, 2019 relative to prior year primarily is due to a favorable shift in jurisdictional losses, lower state taxes as a proportion of losses and incremental benefit for R&D credits. The decrease in our annual effective tax rate for the nine months ended December 31, 2019 relative to prior year primarily is due to a favorable shift in jurisdictional losses, lower state taxes as a proportion of losses and incremental benefit for R&D credits.

During the nine months ended December 31, 2019, we recognized a discrete $11.6 million tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, for which we established a deferred tax asset ("DTA").

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. The US Court of Appeals Ninth Circuit has denied the taxpayer’s request for an en banc rehearing, and the taxpayer now has until February 10, 2020 to file a petition of certiorari with the US Supreme Court. We have considered the issue and have recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods. We will continue to monitor developments related to the case and the potential impact on its consolidated financial statements.

As of December 31, 2019, we had approximately $29.5 million in DTAs. A significant portion of our DTAs relate to interest expense in the US that is subject to a limitation on deductibility based on income. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a substantial valuation allowance to reduce our DTAs may be required.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments, such as our annual bonus/variable compensation plan, integration costs related to the Acquisition, interest payments on our long-term debt, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to the same period last year, net cash provided by operating activities during the nine months ended December 31, 2019 decreased primarily due to increased inventory resulting from new product introductions and in-sourcing of manufacturing, cash paid for interest payments on long-term debt, and cash paid for restructuring and integration activities. The decrease was partially offset by higher cash collections from customers as a result of increased revenue when compared to the nine months ended December 31, 2018.

Investing Activities

Net cash used for investing activities during the nine months ended December 31, 2019 primarily was used for the purchase of property, plant and equipment and was partially offset by proceeds from the sale of real property.

We estimate total capital expenditures for Fiscal Year 2020 will be approximately $25 million to $35 million. We expect capital expenditures for the remainder of Fiscal Year 2020 to consist primarily of new information technology investments, capital investment in our manufacturing capabilities, including tooling for new products, and facilities upgrades.

Financing Activities

Net cash used for financing activities during the nine months ended December 31, 2019, primarily was used for early repayment of long-term debt, dividend payments on our common stock, and taxes paid on behalf of employees related to net share settlements of vested employee equity awards. The uses of cash were partially offset by proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP").

Liquidity and Capital Resources

Our primary sources of liquidity as of December 31, 2019, consisted of cash, cash equivalents, and short-term investments, cash we expect to generate from operations, and a $100 million revolving credit facility. At December 31, 2019, we had working capital of $202.3 million, including $172.1 million of cash, cash equivalents, and short-term investments, compared with working capital of $252.9 million, including $215.8 million of cash, cash equivalents, and short-term investments at March 31, 2019. The decrease in working capital at December 31, 2019 compared to March 31, 2019 resulted from the net decrease in cash and cash equivalents, which were reduced by integration-related payments, decreased revenues and cash collections, and the early repayment of long-term debt in the second quarter of Fiscal Year 2020.

Our cash and cash equivalents as of December 31, 2019 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of December 31, 2019, of our $172.1 million of cash, cash equivalents, and short-term investments, $37.4 million was held domestically while $134.7 million was held by foreign subsidiaries, and approximately 53% was based in USD-denominated instruments. Our remaining investments were composed of Mutual Funds.

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

The Credit Agreement contains various restrictions and covenants, some of which become more stringent over time, including requirements that we maintain certain financial ratios at prescribed levels and restrictions on the ability of us and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. We believe that through the results of our cost reduction actions and debt paydowns that we will be able to continue to meet our debt covenants. If our cost reduction actions are not sufficient to generate adequate cash to pay down our debt, we may not be able to meet the required covenants which could lead to the Company being in default of the Credit Agreement. During the third quarter of fiscal year 2020, the maximum secured net leverage ratio allowed in our covenants is 3:25 to 1.00. The covenant calculation provides for a number of allowable adjustments to EBITDA, including synergy cost savings and integration costs. As of December 31, 2019, our secured net leverage ratio was 2.72 to 1.00. See Note 9, Debt, in the accompanying notes to the condensed consolidated financial statements.

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

From time to time, our Board of Directors ("Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first three quarters of Fiscal Year 2020, we did not repurchase any shares of our common stock. As of December 31, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 12, Common Stock Repurchases, in the accompanying notes to the condensed consolidated financial statements.

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

On February 4, 2020, we announced that the Audit Committee of our Board declared a cash dividend of $0.15 per share, payable on March 10, 2020 to stockholders of record at the close of business on February 20, 2020.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of December 31, 2019, and March 31, 2019, we had off-balance sheet consigned inventories of $40.1 million and $47.1 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 31, 2019, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $308.5 million, including the off-balance sheet consigned inventories of $40.1 million discussed above, which we expect to consume in the normal course of business.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed with the SEC on May 17, 2019. There have been no changes to our critical accounting estimates during the nine months ended December 31, 2019.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$156,821	$202,509
Short-term investments	15,317	13,332
Accounts receivable, net	246,318	337,671
Inventory, net	215,038	177,146
Other current assets	54,533	50,488
Total current assets	688,027	781,146
Property, plant, and equipment, net	177,482	204,826
Goodwill	1,279,897	1,278,380
Purchased intangibles, net	688,258	825,675
Deferred tax assets	34,647	5,567
Other assets	62,556	20,941
Total assets	$2,930,867	$3,116,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$122,314	$129,514
Accrued liabilities	363,394	398,715
Total current liabilities	485,708	528,229
Long term debt, net of issuance costs	1,620,354	1,640,801
Long-term income taxes payable	98,386	83,121
Other long-term liabilities	138,342	142,697
Total liabilities	2,342,790	2,394,848
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock	891	884
Additional paid-in capital	1,479,880	1,431,607
Accumulated other comprehensive loss	(5,425)	(475)
Retained earnings	(23,926)	143,344
Total stockholders' equity before treasury stock	1,451,420	1,575,360
Less: Treasury stock, at cost	(863,343)	(853,673)
Total stockholders' equity	588,077	721,687
Total liabilities and stockholders' equity	$2,930,867	$3,116,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net revenues
Net product revenues	$316,633	$445,441	$1,094,515	$1,102,012
Net service revenues	67,838	56,228	199,432	104,035
Total net revenues	384,471	501,669	1,293,947	1,206,047
Cost of revenues
Cost of product revenues	220,469	259,673	658,408	676,616
Cost of service revenues	20,156	26,859	72,976	51,822
Total cost of revenues	240,625	286,532	731,384	728,438
Gross profit	143,846	215,137	562,563	477,609
Operating expenses:
Research, development, and engineering	53,769	59,661	170,708	140,409
Selling, general, and administrative	144,978	168,053	457,004	406,553
Gain, net from litigation settlements	—	—	(1,162)	(30)
Restructuring and other related charges	21,724	12,130	47,096	20,711
Total operating expenses	220,471	239,844	673,646	567,643
Operating loss	(76,625)	(24,707)	(111,083)	(90,034)
Interest expense	(22,533)	(25,032)	(70,262)	(56,252)
Other non-operating income, net	967	125	675	3,731
Loss before income taxes	(98,191)	(49,614)	(180,670)	(142,555)
Income tax benefit	(19,708)	(7,880)	(31,406)	(28,584)
Net loss	$(78,483)	$(41,734)	$(149,264)	$(113,971)

Loss per common share:
Basic	$(1.97)	$(1.06)	$(3.78)	$(3.08)
Diluted	$(1.97)	$(1.06)	$(3.78)	$(3.08)

Shares used in computing loss per common share:
Basic	39,784	39,314	39,535	37,063
Diluted	39,784	39,314	39,535	37,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net loss	$(78,483)	$(41,734)	$(149,264)	$(113,971)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	115	(219)	(1,700)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(1,420)	(5,622)	(5,755)	(853)
Net (gains) losses reclassified into income for revenue hedges	(225)	(1,488)	(3,152)	(2,637)
Net (gains) losses reclassified into income for cost of revenue hedges	(46)	6	(212)	(73)
Net (gains) losses reclassified into income for interest rate swaps	1,565	1,029	3,162	2,006
Net unrealized gains (losses) on cash flow hedges	(126)	(6,075)	(5,957)	(1,557)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the period	—	—	—	198

Aggregate income tax benefit of the above items	81	1,324	1,228	1,222
Other comprehensive loss	(45)	(4,636)	(4,948)	(1,837)
Comprehensive loss	$(78,528)	$(46,370)	$(154,212)	$(115,808)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,264)	$(113,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	172,630	142,763
Amortization of debt issuance costs	4,062	3,188
Stock-based compensation	41,499	30,709
Deferred income taxes	(66,171)	(39,987)
Provision for excess and obsolete inventories	19,076	4,881
Restructuring and related charges	47,096	20,711
Cash payments for restructuring charges	(29,885)	(11,222)
Other operating activities	3,201	9,070
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	34,634	(35,938)
Inventory, net	(49,320)	11,018
Current and other assets	24,142	30,456
Accounts payable	(10,690)	16,519
Accrued liabilities	(46,906)	72,677
Income taxes	22,251	(21,631)
Cash provided by operating activities	16,355	119,243
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	177	125,799
Proceeds from maturities of investments	—	131,017
Purchase of investments	(972)	(698)
Cash paid for acquisition, net of cash acquired	—	(1,642,241)
Capital expenditures	(16,984)	(16,148)
Proceeds from sale of property and equipment	2,142	—
Cash used for investing activities	(15,637)	(1,402,271)
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(4,780)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,669)	(13,863)
Proceeds from issuances under stock-based compensation plans	6,617	14,925
Proceeds from debt issuance, net	—	1,244,713
Payment of cash dividends	(17,910)	(16,953)
Repayments of long-term debt	(25,000)	—
Cash (used for) by financing activities	(45,962)	1,224,042
Effect of exchange rate changes on cash and cash equivalents	(444)	(3,519)
Net decrease in cash and cash equivalents	(45,688)	(62,505)
Cash and cash equivalents at beginning of period	202,509	390,661
Cash and cash equivalents at end of period	$156,821	$328,156
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$9,853	$30,902
Cash paid for interest	$68,039	$54,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at September 30, 2019	39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107
Net loss	—	—	—	—	(78,483)	—	(78,483)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(74)	—	—	(74)
Proceeds from issuances under stock-based compensation plans	28	1	—	—	—	—	1
Repurchase of restricted common stock	(3)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,988)	—	(5,988)
Stock-based compensation	—	—	13,902	—	—	—	13,902
Employees' tax withheld and paid for restricted stock and restricted stock units	(13)	—	—	—	—	(388)	(388)
Balances at December 31, 2019	39,929	$891	$1,479,880	$(5,425)	$(23,926)	$(863,343)	$588,077

	Three Months Ended December 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at September 30, 2018	39,807	$884	$1,404,713	$5,668	$218,564	$(839,769)	$790,060
Net loss	—	—	—	—	(41,734)	—	(41,734)
Foreign currency translation adjustments	—	—	—	113	—	—	113
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(4,750)	—	—	(4,750)
Proceeds from issuances under stock-based compensation plans	17	—	52	—	—	—	52
Repurchase of restricted common stock	(8)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,969)	—	(5,969)
Stock-based compensation	—	—	11,718	—	—	—	11,718
Repurchase of common stock	(128)	—	—	—	—	(4,780)	(4,780)
Employees' tax withheld and paid for restricted stock and restricted stock units	(11)	—	—	—	—	(522)	(522)
Deferred tax adjustment	—	—	30	—	—	—	30
Balances at December 31, 2018	39,677	$884	$1,416,513	$1,031	$170,861	$(845,071)	$744,218

	Nine Months Ended December 31, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at March 31, 2019	39,518	$884	$1,431,607	$(475)	$143,344	$(853,673)	$721,687
Net loss	—	—	—	—	(149,264)	—	(149,264)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(4,731)	—	—	(4,731)
Proceeds from issuances under stock-based compensation plans	400	5	751	—	—	—	756
Repurchase of restricted common stock	(32)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,910)	—	(17,910)
Stock-based compensation	—	—	41,499	—	—	—	41,499
Employees' tax withheld and paid for restricted stock and restricted stock units	(225)	—	—	—	—	(9,670)	(9,670)
Proceeds from ESPP	268	2	6,023	—	—	—	6,025
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at December 31, 2019	39,929	$891	$1,479,880	$(5,425)	$(23,926)	$(863,343)	$588,077

	Nine Months Ended December 31, 2018
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 31, 2018	33,251	$816	$876,645	$2,870	$299,066	$(826,427)	$352,970
Net loss	—	—	—	—	(113,971)	—	(113,971)
Foreign currency translation adjustments	—	—	—	(1,702)	—	—	(1,702)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(13)	—	—	(13)
Proceeds from issuances under stock-based compensation plans	412	3	11,929	—	—	—	11,932
Repurchase of restricted common stock	(70)	—	—	—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends	—	—	—	—	(16,952)	—	(16,952)
Stock-based compensation	—	—	30,708	—	—	—	30,708
Repurchase of common stock	(128)	—	—	—	—	(4,780)	(4,780)
Employees' tax withheld and paid for restricted stock and restricted stock units	(202)	—	—	—	—	(13,864)	(13,864)
Deferred tax adjustment	—	—	39	—	—	—	39
Proceeds from ESPP	62	1	2,991	—	—	—	2,992
Impact of new accounting standards adoption	—	—	—	(124)	2,718	—	2,594
Balances at December 31, 2018	39,677	$884	$1,416,513	$1,031	$170,861	$(845,071)	$744,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, with the exception of the adoption of ASC 842, Leases as discussed below, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 31, 2019 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019, which was filed with the SEC on May 17, 2019. The results of operations for the interim period ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial results of Polycom have been included in the Company's consolidated financial statements from the date of acquisition on July 2, 2018, see Note 3, Acquisition for details.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 28, 2020 and March 30, 2019, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and nine months ended December 28, 2019 and December 29, 2018 both contain 13 weeks. For purposes of presentation, the Company has indicated its accounting year as ending on March 31 and its interim quarterly periods as ending on the applicable calendar month end.

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

The following table shows the fair value of the separately identifiable intangible assets at the time of Acquisition and the period over which each intangible asset will be amortized:

(in thousands, except for remaining life)	Fair Value	Weighted Remaining Life of Intangibles
Existing technology	$538,600	4.95
Customer relationships	245,100	5.46
Trade name/Trademarks	115,600	9.00
Backlog	28,100	0.25
Total amortizable intangible assets acquired	$927,400	5.45
In-process R&D	58,000
Total acquired intangible assets	$985,400

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
The fair value of in-process R&D was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by in-process technology, less charges representing the contribution of other assets to those cash flows.
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
The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the Acquisition, and transaction and integration costs. For the nine months ended December 31, 2018, non-recurring pro forma adjustments directly attributable to the Polycom Acquisition included (i) the purchase accounting effect of deferred revenue assumed of $19.3 million, and (ii) the purchase accounting effect of amortization expense of purchase intangible assets of $46.4 million.
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the Acquisition actually occurred at the beginning of fiscal year 2019 or of the results of its future operations of the combined business.

Pro Forma (unaudited)
Nine Months Ended December 31,
(in thousands)	2018
Total net revenues	$1,465,841
Operating loss	(125,395)
Net loss	$(152,712)

4. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash and trading securities’ amortized cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of December 31, 2019 and March 31, 2019 (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$156,821	$—	$—	$156,821	$156,821	$—
Level 1:
Mutual Funds	14,643	745	(71)	15,317	—	15,317

Total cash, cash equivalents and investments measured at fair value	$171,464	$745	$(71)	$172,138	$156,821	$15,317

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$202,509	$—	$—	$202,509	$202,509	$—
Level 1:
Mutual Funds	13,420	197	(285)	13,332	—	13,332

Total cash, cash equivalents and investments measured at fair value	$215,929	$197	$(285)	$215,841	$202,509	$13,332

As of December 31, 2019, and March 31, 2019, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 5, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended December 31, 2019, and 2018.

There were no transfers between fair value measurement levels during the three and nine months ended December 31, 2019, and 2018.

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

5.  DEFERRED COMPENSATION

As of December 31, 2019, the Company held investments in mutual funds totaling $15.3 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $15.9 million at December 31, 2019. As of March 31, 2019, the Company held investments in mutual funds totaling $13.3 million. The total related deferred compensation liability at March 31, 2019 was $13.5 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

6. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

	December 31,	March 31,
(in thousands)	2019	2019
Accounts receivable	$345,516	$393,415
Provisions for promotions, rebates, and other	(96,363)	(50,789)
Provisions for doubtful accounts and sales allowances	(2,835)	(4,956)
Accounts receivable, net	$246,318	$337,671

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

During the quarter ended December 31, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $36.0 million, of which $26.2 million was related to the transfer of the financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of December 31, 2019 was approximately $24.3 million due from the financing company, of which $14.3 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarter ended December 31, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

Inventory, net:

	December 31,	March 31,
(in thousands)	2019	2019
Raw materials	$112,635	$34,054
Work in process	610	274
Finished goods	101,793	142,818
Inventory, net	$215,038	$177,146

Accrued Liabilities:

	December 31,	March 31,
(in thousands)	2019	2019
Short term deferred revenue	$139,825	$133,200
Employee compensation and benefits	57,314	68,882
Operating lease liabilities, current	21,074	—
Income tax payable	17,465	5,692
Provision for returns	18,336	24,632
Marketing incentives liabilities	10,059	25,369
Discounts reserve	—	46,894
Accrued interest	7,711	10,425
Warranty obligation	12,982	15,736
VAT/Sales tax payable	6,818	11,804
Derivative liabilities	8,995	3,275
Accrued other	62,815	52,806
Accrued liabilities	$363,394	$398,715

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 31, 2019 and 2018 were as follows:

	Nine Months Ended December 31,
(in thousands)	2019	2018
Warranty obligation at beginning of period	$17,984	$9,604
Polycom warranty obligation(1)	—	9,095
Warranty provision related to products shipped	14,235	13,533
Deductions for warranty claims processed	(16,015)	(14,930)
Adjustments related to preexisting warranties	(590)	(274)
Warranty obligation at end of period(1)	$15,614	$17,028

(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

Operating Leases:

	Balance Sheet	December 31,	March 31,
(in thousands)	Classification	2019	2019
ASSETS
Operating right-of-use assets(1)	Other assets	$42,109	$—
LIABILITIES
Operating lease liabilities, current(2)	Accrued liabilities	$21,074	$—
Operating lease liabilities, long-term	Other liabilities	$36,194	$—
(1) During the three and nine months ended December 31, 2019, the Company made $8.8 million and $19.2 million, respectively, in payments for operating leases included within cash provided by operating activities in its condensed consolidated statements of cash flows.
(2) During the three and nine months ended December 31, 2019, the Company recognized $4.7 million and $13.9 million, respectively, in operating lease expense, net of $1.4 million and $4.2 million, respectively, in sublease income within its condensed consolidated statement of operations.

7.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

The carrying value of goodwill and other intangibles, excluding fully amortized intangible assets as of December 31, 2019, is set forth in the following table:

As of	December 31, 2019		March 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$596,757	$(177,829)	$566,881	$(86,301)	3.5 years
Customer relationships	245,437	(72,440)	245,481	(36,245)	4.1 years
Trade name/Trademarks	115,600	(19,267)	115,600	(9,633)	7.5 years
Non-amortizing assets
In-process R&D	—	—	29,892	—	N/A
Total intangible assets	$957,794	$(269,536)	$957,854	$(132,179)	4.2 years

Goodwill	$1,279,897	$—	$1,278,380	$—	N/A

For the three and nine months ended December 31, 2019, the Company recognized $46.1 million and $137.4 million, respectively in amortization expense. For the three and nine months ended December 31, 2018, the Company recognized $42.8 million and $113.8 million, respectively, in amortization expense.

As of December 31, 2019, the Company placed in service $58.0 million of in-process R&D which is being amortized on a straight-line basis.

As of December 31, 2019, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2020 (remaining three months)	$46,296
2021	180,343
2022	166,060
2023	162,352
2024	80,940
Thereafter	52,267
$688,258

8. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of December 31, 2019 were as follows:

(in thousands)	Operating Leases(1)
2020 (remaining three months)	$6,153
2021	23,233
2022	19,961
2023	7,613
2024	2,724
Thereafter	1,102
Total lease payments	$60,786
Less: Imputed interest(2)	(3,518)
Present value of lease liabilities	$57,268
(1) The weighted average remaining lease term was 2.8 years as of December 31, 2019.
(2) The weighted average discount rate was 4.7% as of December 31, 2019.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 31, 2019, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $308.5 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. The case was assigned to Judge Leonard P. Stark. GN sought injunctive relief, total damages in an unspecified amount, plus attorneys’ fees and costs, as well as unspecified legal and equitable relief. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence. The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. The Company filed a motion for attorneys’ fees in November 2017, and that motion was denied by the Court in January 2018. The Company also filed a motion for certain recoverable costs, and the parties stipulated to an amount of approximately $0.2 million which GN paid the Company. On February 12, 2018, GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. The appellate court heard argument on the matter on December 11, 2018 and its decision was rendered on July 10, 2019. The Court denied GN’s request for default judgment but granted a new trial to include certain excluded testimony of one witness. The retrial is set to begin on May 28, 2020.
On September 13, 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones.  The Company disputes the allegations and filed a motion to dismiss the Complaint in November 2018.  Plaintiff filed a First Amended Complaint on December 14, 2018. The matter has now been resolved and the settlement is pending court approval. On May 24, 2019, Plaintiff filed an unopposed Motion for Preliminary Approval of Class Action Settlement. On June 17, 2019, the Court denied preliminary approval on the basis that the scope of the release was overly broad.  On August 12, 2019, the settlement has received preliminary approval from the court. An amended unopposed Motion for Preliminary Approval has been agreed on by Parties and was filed on July 31, 2019. The Court granted Preliminary Approval on August 13, 2019.  The Final Fairness Hearing occurred on December 20, 2019. Final approval from the Court is was obtained on January 31, 2020.
On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination of one of the patents, which was then appealed to Federal Circuit Court. Litigation in both matters in the United States and Canada, respectively, had been stayed pending the results of that appeal. Polycom also filed an inter partes review (“IPR”) of the second patent on January 31, 2019. FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement. An arbitration hearing occurred on December 10, 2018, and the arbitration panel awarded an immaterial amount to FullView. On April 29, 2019 the Federal Circuit rendered its opinion affirming the Patent Trial and Appeal Board (“PTAB”) opinion regarding the inter partes reexamination. On July 10, 2019, the PTAB denied institution of the IPR of the second patent. FullView filed its First Amended Complaint on November 27, 2019. The Company Answered and filed a Motion to Dismiss and Strike Plaintiff’s Fraudulent Concealment and Tolling Allegations on December 11, 2019.
On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. Polycom filed a motion to change venue which was denied in October 2018. Polycom filed a Motion to Transfer Venue Pursuant to a Valid and Enforceable Forum Selection Clause to change venue to the Northern District of California. On July 3, 2019 the Court granted the Motion to Transfer Venue to Northern District of California. Petitions for Inter Partes Review (“IPR”) of the asserted patents were filed by Polycom on June 24, 2019.  The U.S. Patent Trial and Appeal Board granted institution of proceedings on all three patents on January 13, 2020.  On January 16, 2020, the District Court stayed the case pending resolution of the IPRs.
On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against Plantronics, its CEO Joseph Burton, its CFO Charles Boynton and its former CFO Pamela Strayer alleging various securities law violations.  The Company disputes the allegations. On January 31, 2020 the Court terminated three plaintiff movants' motion to be appointed as lead plaintiff and requested additional briefing from two movants for authority for appointing two separate movants as joint lead plaintiffs due February 11, 2020.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals. The Company disputes the allegations. On January 27, 2020, Plantronics, Thomas Puorro, and Wilson Chung filed individual Motions to Dismiss. On January 27, 2020, Jedd Williams filed a Motion to Compel Arbitration and Stay the case or, in the Alternative, to Dismiss. Plantronics joined in Mr. William's Motion to Compel Arbitration on January 28, 2020.

On January 24, 2020, Castlemorton Wireless, LLC filed a Complaint alleging patent infringement by Plantronics and Polycom in the United States District Court for the Western District of Texas, Waco Division. The Company disputes the allegations.

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

9. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of December 31, 2019 and March 31, 2019 were as follows:

	December 31, 2019		March 31, 2019
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$492,030	$495,046	$503,410	$493,959
Term loan facility	$1,123,876	$1,125,308	$1,152,044	$1,146,842

As of December 31, 2019, and March 31, 2019, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $26.5 million and $31.0 million respectively.

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

The Credit Agreement contains various restrictions and covenants, including requirements that the Company maintain certain financial ratios at prescribed levels and restrictions on the ability of the Company and certain of its subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Credit Agreement includes the following financial covenants applicable to the revolving credit facility only: (i) a maximum secured net leverage ratio (defined as, with certain adjustments and exclusions, the ratio of the Company’s consolidated secured indebtedness as of the end of the relevant fiscal quarter to consolidated net income before interest, taxes, depreciation, amortization, non-cash charges and certain other items (“EBITDA”) for the period of four fiscal quarters then ended) of 3.50 to 1.00 as of the last day of any fiscal quarter ending during the period from December 29, 2018 through June 29, 2019; 3.25 to 1.00 as of the last day of any fiscal quarter ending during the period from June 30, 2019 through March 28, 2020; 3.00 to 1.00 as of the last day of any fiscal quarter ending during the period from March 29, 2020 through April 3, 2021; and 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after April 4, 2021; and (ii) a minimum interest coverage ratio (defined as, with certain adjustments, the ratio of the Company’s EBITDA to the Company’s consolidated interest expense to the extent paid or payable in cash) of 2.75 to 1.00 as of the last day of any fiscal quarter ending on or after December 29, 2018.The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of December 31, 2019, the Company was in compliance with its covenants.

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time but will incur a 1% prepayment penalty if it refinances within 6 months of entering into this Credit Agreement. During the three months ended December 31, 2019, the Company did not prepay any aggregate principal amount of the term loan facility and did not incur any prepayment penalties. As of December 31, 2019, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.0 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

10. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2020 restructuring plans

During the nine months ended December 31, 2019, the Company committed to additional actions to rationalize post-Acquisition operations and costs. The costs incurred to date under these plans comprised of severance benefits and asset impairments associated with legal entity rationalization and consumer product portfolio optimization efforts.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Severance	$11,708	$7,185	$25,480	$15,726
Facility	2,147	1,892	2,147	1,932
Other (1)	932	3,053	7,798	3,053
Non-cash asset impairment	6,937	—	11,671	—
Total restructuring and other related charges	$21,724	$12,130	$47,096	$20,711
(1) Other costs primarily represent associated legal and advisory services.

The Company's restructuring liabilities as of December 31, 2019 is as follows (amounts in thousands):

	As of March 31, 2019	Adoption of ASC 842 (1)	Accruals	Cash Payments	Adjustments	As of December 31, 2019
FY 2019 Plans
Severance	$5,889	$—	$—	$(5,720)	$154	$323
Facility	7,376	(7,376)	—	—	—	—
Other	10	—	—	—	107	117
Total FY2019 Plans	$13,275	$(7,376)	$—	$(5,720)	$261	$440
FY 2020 Plans
Severance	$—	$—	$26,250	$(16,566)	$(924)	$8,760
Facility	—	—	2,147	(77)	—	2,070
Other	—	—	7,450	(7,521)	242	171
Total FY2020 Plans	$—	$—	$35,847	$(24,164)	$(682)	$11,001
Severance	$5,889	$—	$26,250	$(22,286)	$(770)	$9,083
Facility	7,376	(7,376)	2,147	(77)	—	2,070
Other	10	—	7,450	(7,521)	349	288
Grand Total	$13,275	$(7,376)	$35,847	$(29,884)	$(421)	$11,441

(1) Includes adjustments to facilities-related liabilities upon adoption of ASC 842.

11. COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Cost of revenues	$1,019	$1,067	$2,994	$3,103

Research, development, and engineering	4,584	2,887	12,516	7,877
Selling, general, and administrative	8,299	7,765	25,989	19,729
Stock-based compensation included in operating expenses	12,883	10,652	38,505	27,606
Total stock-based compensation	13,902	11,719	41,499	30,709
Income tax benefit	(2,798)	(1,624)	(5,941)	(7,605)
Total stock-based compensation, net of tax	$11,104	$10,095	$35,558	$23,104

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
12. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of December 31, 2019, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase.

Repurchases by the Company pursuant to Board-authorized programs are shown in the following table:

	Nine Months Ended December 31,
(in thousands, except $ per share data)	2019	2018
Shares of common stock repurchased in the open market	—	127,970
Value of common stock repurchased in the open market	$—	$4,780
Average price per share	$—	$37.35

Value of shares withheld in satisfaction of employee tax obligations	$9,669	$13,863

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

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	December 31, 2019	March 31, 2019
Accumulated unrealized loss on cash flow hedges (1)	$(10,040)	$(5,310)
Accumulated foreign currency translation adjustments	4,615	4,835
Accumulated other comprehensive loss	$(5,425)	$(475)
(1)Refer to Note 14, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 31, 2019 and March 31, 2019.

14. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 31, 2019. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 31, 2019, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. Plantronics has elected to present the fair value of derivative assets and liabilities on the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of December 31, 2019, and March 31, 2019, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	December 31, 2019	March 31, 2019
Derivative Assets(1)
Non-designated hedges	$63	$327
Cash flow hedges	537	2,856
Total derivative assets	$600	$3,183

Derivative Liabilities(2)
Non-designated hedges	$1,187	$39
Cash flow hedges	1,645	843
Interest rate swap	12,855	8,594
Accrued interest	584	7
Total derivative liabilities	$16,271	$9,483

(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of December 31, 2019, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of December 31, 2019, the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of December 31, 2019, the Company had foreign currency forward contracts denominated in Euros ("EUR"), British Pound Sterling ("GBP"), and Australian Dollars ("AUD"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 31, 2019:

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
EUR		€54,600	$61,123	Sell EUR	1 month
GBP		£22,700	$29,752	Sell GBP	1 month
AUD	A$	4,400	$3,073	Sell AUD	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Gain (loss) on foreign exchange contracts	$(2,508)	$1,784	$813	$6,826

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	December 31, 2019		March 31, 2019
	EUR	GBP	EUR	GBP
Option contracts	€120.5	£40.6	€76.8	£25.8
Forward contracts	€33.7	£13.5	€55.4	£18.0

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of December 31, 2019, and March 31, 2019, the Company had foreign currency swap contracts of approximately MXN 10.6 million and MXN 149.7 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at December 31, 2019:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MX$	$10,580	$533	Buy MXN	Monthly over 1 month

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the nine months ended December 31, 2019. During the nine months ended December 31, 2019, the Company reclassified into interest expense $3.2 million of the $12.9 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Gain (loss) included in AOCI as of beginning of period	$(13,311)	$2,825	$(7,480)	$(1,693)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(1,420)	(5,622)	(5,755)	(853)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(225)	(1,488)	(3,152)	(2,637)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(46)	6	(212)	(73)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	1,565	1,029	3,162	2,006
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	1,294	(453)	(202)	(704)

Gain (loss) included in AOCI as of end of period	$(13,437)	$(3,250)	$(13,437)	$(3,250)

For the period presented prior to the first quarter of fiscal year 2020, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three and nine months ended December 31, 2019, the Company did not have an ineffective portion of its cash flow hedges. During the three and nine months ended December 31, 2018, the Company recognized an immaterial loss on the ineffective portion of its cash flow hedges.

15. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 31, 2019 and 2018 were (20.1)% and (15.9)%, respectively. The effective tax rates for the nine months ended December 31, 2019 and 2018 were (17.4)% and (20.1)%, respectively.

For the nine months ended December 31, 2019, the Company recognized a discrete $11.6 million net tax benefit related to an intra-entity transfer of an intangible asset that will have a deferred future benefit, which increased our nine month effective tax rate by 6.4%.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. As a result, the Company recorded a $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods, which reduced our nine month effective tax rate by 4.8%.

As of December 31, 2019, the Company had approximately $29.5 million in net deferred tax assets ("DTAs"). A significant portion of the Company's DTAs relate to interest expense in the US that is subject to a limitation on deductibility based on income. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company's provision for income taxes also included excess tax benefits associated with employee equity plans of $0.1 million and $0.3 million, which reduced our effective tax rate by 0.1 percentage points and 0.7 percentage points, for the three months ended December 31, 2019, and 2018, respectively. The Company's provision for income taxes also included excess tax benefits associated with employee equity plans of ($2.8 million) and $3.3 million, which reduced the Company's effective tax rate by 1.6 percentage points and increased it by 2.3 percentage points, for the nine months ended December 31, 2019, and 2018, respectively.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the quarter the Company concluded its Fiscal Year 2016 federal income tax examination by the Internal Revenue Service, the impact was immaterial. As of December 31, 2019, the Company had a total gross unrecognized tax benefits of $36.3 million compared with $25.5 million as of December 31, 2018. The increase is predominantly due to a $9.2 million increase in the first quarter from the cost sharing of prior stock-based compensation. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

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

The following table sets forth the computation of basic loss per common share for the three and nine months ended December 31, 2019, and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2019	2018	2019	2018
Basic loss per common share:
Numerator:
Net loss	$(78,483)	$(41,734)	$(149,264)	$(113,971)

Denominator:
Weighted average common shares, basic	39,784	39,314	39,535	37,063
Dilutive effect of employee equity incentive plans	—	—	—	—
Weighted average common shares-diluted	39,784	39,314	39,535	37,063

Basic loss per common share	$(1.97)	$(1.06)	$(3.78)	$(3.08)
Diluted loss per common share	$(1.97)	$(1.06)	$(3.78)	$(3.08)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	1,470	952	834	456

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

The following table disaggregates revenues by major product category for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Net revenues from unaffiliated customers:
Enterprise Headsets	$126,155	$173,479	$464,172	$511,099
Consumer Headsets	41,125	69,665	128,050	181,385
Voice*	79,494	116,700	281,794	238,009
Video*	69,859	85,597	220,499	171,519
Services*	67,838	56,228	199,432	104,035
Total net revenues	$384,471	$501,669	$1,293,947	$1,206,047
*Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 3, Acquisition, of the Condensed Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 31, 2019 and 2018. The following table presents net revenues by geography:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2019	2018	2019	2018
Net revenues from unaffiliated customers:
U.S.	$175,856	$223,111	$613,810	$570,726

Europe and Africa	105,931	146,388	351,883	338,935
Asia Pacific	73,630	90,162	235,931	204,504
Americas, excluding U.S.	29,054	42,008	92,323	91,882
Total international net revenues	208,615	278,558	680,137	635,321
Total net revenues	$384,471	$501,669	$1,293,947	$1,206,047

Two customers, ScanSource and Ingram Micro Group, accounted for 19.2% and 12.7%, respectively, of net revenues for the three months ended December 31, 2019. ScanSource and Ingram Micro Group accounted for 19.5% and 15.7%, respectively, of net revenue for the nine months ended December 31, 2019. Two customers, ScanSource and Ingram Micro Group, accounted for 16.4% and 11.5% of net revenues for the three months ended December 31, 2018, respectively. Two customers, ScanSource and Ingram Micro Group, accounted for 15.0% and 10.9% of net revenues for the nine months ended December 31, 2018, respectively.

Three customers, ScanSource, Ingram Micro Group, and Synnex Group accounted for 24.8%, 14.7%, and 12.3%, respectively, of total net accounts receivable at December 31, 2019. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9%, respectively, of total net accounts receivable at March 31, 2019.

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

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract, to each identified performance obligation based on stand-alone selling price (“SSP”). The Company determines if variable consideration is associated with one or many, but not all of the performance obligations and allocates accordingly. Judgment is also required to determine the SSP for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and considers a few characteristics including consideration related to different service types, customer and geography characteristics. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

As of December 31, 2019, the Company's deferred revenue balance was $202.7 million. As of March 31, 2019, the Company's deferred revenue balance was $193.9 million. During the three months ended December 31, 2019, the Company recognized $50.7 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019:

	December 31, 2019
(in millions)	Current	Noncurrent	Total
Performance obligations	$145.9	$62.8	$208.7

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue may be recognized in advance of billings. The balance of contract assets as of December 31, 2019 was $2.6 million. None of the Company's contracts are deemed to have significant financing components.

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

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $6.8 million as of December 31, 2019. Amortization of capitalized contract costs for the three and nine months ended December 31, 2019 was immaterial.

18. SUBSEQUENT EVENTS

Dividends

On February 4, 2020, the Company announced that the Audit Committee had declared and approved the payment of a dividend of $0.15 per share on March 10, 2020 to holders of record on February 20, 2020.

Income Taxes

During the fiscal month January 2020, the Company transferred certain intangible assets among its wholly-owned subsidiaries to align the Company's structure to its evolving operations. The transfer will result in a step-up in tax basis of intellectual property rights and a substantial correlated increase in deferred tax assets.

Divestiture of Gaming product portfolio

On February 4, 2020, the Company announced that it signed a definitive agreement to sell our Consumer Gaming product portfolio. The transaction, which is expected to close in March of this year, is immaterial to our condensed consolidated financial statements.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 14, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the nine months ended December 31, 2019, we made payments of approximately $2.6 million on our interest rate swap and recognized $3.2 million within interest expense on the condensed consolidated statement of operations. As of December 31, 2019, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $12.9 million recorded within accumulated other comprehensive income (loss) as of December 31, 2019. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.9 million.

Interest rates were relatively unchanged in the three and nine months ended December 31, 2019 compared to the same period in the prior year. In the three and nine months ended December 31, 2019 and 2018 we generated interest income of $0.1 million and $0.3 million and $0.6 million and $2.2 million, respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and nine months ended December 31, 2019 and 2018. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR, GBP, and AUD denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 31, 2019 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$61.1	$6.1	$(6.1)
GBP	Sell GBP	$29.8	$3.0	$(3.0)
AUD	Sell AUD	$3.1	$0.3	$(0.3)

Cash Flow Hedges

In the nine months ended December 31, 2019, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 31, 2019, we had foreign currency put and call option contracts with notional amounts of approximately €120.5 million and £40.6 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $9.7 million or incur a loss of $11.3 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 31, 2019 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$197.2	$1.0	$(6.4)
Put options	$182.6	$9.5	$(4.1)
Forwards	$55.2	$5.5	$(5.5)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 31, 2019, we had cross-currency swap contracts with notional amounts of approximately MXN 10.6 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December 31, 2019 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$0.5	$(0.1)	$0.1

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

The Company has credit agreements with debt covenants which must be adhered to.

The Credit Agreement contains certain covenants, some of which become more stringent over time.  If cost reduction actions are not sufficient to generate adequate cash to pay down debt, the Company may not be able to meet the required covenants which could lead to the Company being in default of the Credit Agreement.

The Company has significant deferred tax assets the utilization of which depends on future taxable income.

If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce its deferred tax assets may be required.

The risks described here and in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of our common stock made by us during the third quarter of fiscal year 2020:

	Total Number of Shares Purchased [1]	Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
September 29, 2019 to October 26, 2019	1,134	N/A	—	1,369,014
October 27, 2019 to November 23, 2019	3,504	N/A	—	1,369,014
November 24, 2019 to December 28, 2019	8,206	N/A	—	1,369,014

1
Represents shares of our common stock that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock issued pursuant to equity awards under our 2003 Stock Plan.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3
On November 28, 2018, our Board of Directors approved a 1 million share repurchase program expanding our capacity to repurchase shares under a previously approved share repurchase program to approximately 1.7 million shares. Although we may repurchase shares from time to time in open market transactions or through privately negotiated transactions, we did not repurchase any shares of our common stock under the repurchase program during the third quarter of fiscal year 2020. There is no expiration date associated with the repurchase activity under the existing repurchase program.

OTHER INFORMATION

None.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Severance Agreement and Release dated December 2, 2019 between Registrant and Jeff Loebbaka					X

10.2	Offer letter dated as of December 27, 2019 between Registrant and Carl Wiese					X

10.3	Executive Severance Agreement and Change of Control Agreement dated as of January 24, 2020 between Registrant and Carl Wiese					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	February 5, 2020	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer