Form 10-K
period 2020-03-28
PLANTRONICS INC /CA/
filed 2020-06-08
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 28, 2020
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $37.70 for shares of the Registrant's common stock on September 27, 2019, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,494,433,881.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 27, 2019 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of June 3, 2020, 40,683,561 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 28, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Plantronics, Inc. (the “Company”) on May 27, 2020, the Company expected that the filing of this Annual Report on Form 10-K for the year ended March 28, 2020 (the “Annual Report”), originally due on May 27, 2020, would be delayed due to disruptions caused by the COVID-19 pandemic. In particular, the Company experienced a sustained decrease in its stock price which resulted in the need to conduct an impairment assessment of the Company's intangible assets, long-lived assets and goodwill. The economic conditions as a result of COVID-19 complicated the analysis required in connection with such impairment assessment, including scenario planning, resulting in the Company needing additional time to complete such assessment.

The Company relied on Release No. 34-88465 issued by the Securities and Exchange Commission on March 25, 2020, pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, to delay the filing of this Report.

Plantronics, Inc.
FORM 10-K
For the Year Ended March 28, 2020

Plantronics, Poly, the Propeller design, the Poly logo and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I

This Form 10-K is filed with respect to our Fiscal Year 2020. Each of our fiscal years ends on the Saturday closest to the last day of March.  Fiscal years 2020, 2019, and 2018 each had 52 weeks and ended on March 28, 2020, March 30, 2019, and March 31, 2018 respectively.

CERTAIN FORWARD-LOOKING INFORMATION

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Specific forward-looking statements and the associated risks and uncertainties contained within this Form 10-K include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) the potential impact on our ability to source necessary component parts from key suppliers and volatility in prices, including risks associated with our manufacturers which could continue to negatively affect our profitability and/or market share, (b) our expectations that the virus has caused and will continue to cause, an increase in customer and partner demand, including increased demand in collaboration endpoints due to a global, work from anywhere workforce, (c) expectations related to our ability to timely supply the number of products to fulfill current and future customer demand, including expectations that our manufacturing facility in Tijuana, Mexico will continue production at the capacity necessary to meet such demand, (d) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shut downs, (e) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses, and (f) the complexity of the forecast analysis, including scenario planning and the design and operation of internal controls; and (ii) our belief that we can manufacture or supply products in a timely manner to satisfy orders; (iii) expectations related to our customers’ purchasing decisions and our ability to match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (iv) risks associated with significant and abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (v) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (vi) risks associated with the potential interruption in the supply of sole-sourced critical components, our ability to move to a dual-source model, and the continuity of component supply at costs consistent with our plans; (vii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to defer debt repayment until after the first quarter of fiscal year 2021 and our election to suspend our dividend payments, will meet our liquidity needs during and following the unknown duration and impact of the COVID-19 pandemic; (viii) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants and timely repay all principal and interest amounts drawn under our credit facility as they become due; (ix) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (x) risk and uncertainty related to the potential impact on our stock price and investor confidence as a result of the suspension of our dividend payment; (xi) our efforts to execute to drive sales and sustainable profitable revenue growth; (xii) our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products; (xiii) our belief that our new Partner Program will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xiv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xv) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our quarterly and annual earnings guidance, particularly as economic uncertainty due to COVID-19 puts further pressure on management judgments used to develop forward looking financial guidance and other prospective financial information; (xviii) expectations related to GAAP and non-GAAP financial results for the fourth quarter and full Fiscal Year 2020, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, impairment analysis, diluted weighted average shares outstanding and diluted EPS; (xix) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware, software and services offerings; (xx) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxi) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxii) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxiii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; (xxiv) our expectations regarding pending and potential future litigation; and (xxv) our estimates regarding the amount of the goodwill and long-lived asset impairment charges recorded in our fourth quarter results, including the design and operation of internal controls, in addition to other matters discussed in this Form 10-K that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K and other documents we have filed with the SEC.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions. Poly combines legendary audio expertise and powerful video conferencing capabilities to overcome the distractions, complexity and distance that make communication in and out of the workplace challenging.

Our major product categories are Headsets, which includes wired and wireless communication headsets; Voice, Video, and Content Sharing Solutions, which includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, conference room phones, and video conferencing solutions and peripherals, including cameras, speakers, and microphones. All of our solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain deep understanding of user behavior. In addition, we have a broad portfolio of Services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration.  As we announced on February 4, 2020, the Company entered into a definitive agreement with Nacon S.A. and closed the transaction on March 19, 2020, completing the sale of the Company's Consumer Gaming assets for a net amount that is not material to the Company's consolidated financial statements.

We primarily sell our products through the Company's own sales team as well as a well-developed global network of distributors and channel partners, including value-added resellers (VARs), integrators, direct marketing resellers (DMRs), service providers, and other online resellers.

The Company was originally founded and incorporated as Plantronics in 1961 and became a public company in 1994. In March 2019, the Company changed the name under which it markets itself to Poly. The Company is incorporated in the State of Delaware under the name Plantronics, Inc. and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT". We operate our business as two segments, Products and Services.

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

ACQUISITION

On July 2, 2018, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Polycom, Inc. ("Polycom") for approximately $2.2 billion in stock and cash (the "Acquisition"). As a result of the combination, the Company has become one of the leading global providers of open, standards-based UC&C endpoints for voice, video and content sharing solutions, as well as a comprehensive line of support and services for the workplace under the Plantronics, Polycom and Poly brands.

The Acquisition was consummated in accordance with the terms and conditions of the Stock Purchase Agreement (the “Purchase Agreement”), dated March 28, 2018, among the Company, Triangle Private Holdings II, LLC (“Triangle”), and Polycom. The Acquisition supports the Company's long-term strategic vision of becoming a global leader in communications and collaboration endpoints and allows us to capture additional opportunities through data analytics and insight services across a broad portfolio of communications endpoints in an environment increasingly moving to the cloud and remote work styles. As such, we believe the Acquisition better positions us with our channel partners, customers, and strategic alliance partners to pursue comprehensive solutions to communication challenges in the marketplace.

Our consolidated financial results for the Fiscal Year ended March 30, 2019, include the financial results of Polycom from July 2, 2018. For more information regarding the Acquisition, refer to Note 4, Acquisition, of the accompanying Notes to Consolidated Financial Statements.

MARKET INFORMATION

General Industry Background

Poly operates predominantly in the unified communications industry and focuses on the design, manufacture, and distribution of headsets, voice, video and content sharing solutions as well as a comprehensive line of support and service solutions to ensure customer success. We develop enhanced communication products for offices and contact centers, remote work environments, mobile devices, open SIP desktop phones, and PCs. Currently, we offer our products and services under the , Plantronics and Polycom brands.

We believe the proliferation of communications and collaboration applications across much of people's daily lives makes efficiency, ergonomic comfort, ease of use, interoperability, and safety key factors for our customers' purchasing decisions. We believe important drivers for the adoption of our solutions include:

•	expansion of business collaboration platforms with integrated web-based video and content collaboration that demand interoperability and to support mobile and remote workers;

•	virtualization and accelerated adoption of private, public, and hybrid clouds and the resulting customer desire for cloud management tools;

•	ease of use and ease of deployment;

•	work from home or work from anywhere;

•	global growth of open office environments, small conference and huddle rooms, and the number of mobile and remote workers;

•	adoption of UC&C by small and medium-sized business (SMBs); and

•	continued commitment by organizations and individuals to reduce their expenses and carbon footprint by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

We leverage state-of-the-art technologies in our solutions that can be easily used in conjunction with our strategic partners' tools and common communication platforms in both personal and enterprise settings. The increased adoption of technologies such as UC&C, Bluetooth, Voice over Internet Protocol ("VoIP"), Digital Signal Processing ("DSP"), Digital Enhanced Cordless Telecommunications (“DECT”), and Video-as-a-Service ("VaaS"), each of which is described below, has contributed to increased demand for our solutions:

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

Solutions

UC&C audio and video solutions continue to represent our primary focus area. We believe our portfolio of solutions, which combines hardware with highly innovative sensor technology and software functionality, provides the ability to reach people using the mode of communication that is most effective, on the device that is most convenient, and with control over when and how people can be reached. Our solutions have played an increasingly important role in the work-from-home movement as people navigate new noise and connection challenges. With more demand for tele-services, mobile connections, and remote work styles, we believe that our UC&C portfolio provides the solutions necessary to connect doctors to patients, educators to students and companies to their employees. We also believe that as we emerge from the COVID-19 pandemic, our UC&C platforms and technology will become baseline requirements for those inside and outside the office. We also believe our solutions will be an important part of the UC&C environment through the offering of contextual intelligence, a full portfolio of products designed according to quantitatively researched global work styles, and a unique cloud-based management and insight technology we call Poly Lens.

Our products enhance communications by providing the following benefits:

•
Smarter working and improved productivity through seamlessly connected, high-quality headsets that connect to mobile devices, PC/Macs, and desk phones, allowing users to communicate from their home, traditional workplace or while on-the-go

•
Face-to-face communication delivered through high quality headsets and specialized video devices that bring people together individually or in groups to share ideas and make decisions in a low-cost and highly efficient manner

•
Peace of mind and investment protection delivered through agnostic devices that are not dependent on a specific platform but can easily connect to the majority of the cloud-based or on-premises UC&C platforms in the market today

•
Best-in-class audio quality delivering clearer conversations on both ends of a call through a variety of features and technologies, including noise-canceling microphones, DSP, HD Voice, acoustic fencing and more

•	Simple user interfaces which enable rapid user adoption and drives product loyalty and differentiation

•
Wireless freedom allowing people to multi-task while on calls without cords or cables, and to easily switch from public to private spaces, and to use computers and mobile devices, including smartphones or other devices, while talking hands-free

•	Cloud-based management for service providers to remotely monitor and maintain equipment thus reducing support times and costs for their customers

•	Analytics and insights related to endpoint device usage, communications quality, conversational dynamics, and other similar data our customers desire

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

Product Segment

Our audio and video solutions are designed to meet the needs of individuals in home offices (from front-line staff to executives), open offices workspaces (such as cubicles for knowledge workers and contact centers), meeting rooms (from huddle rooms to boardrooms), mobile workers (using laptops, mobile phones, and tablets in or out of the office), back-offices (for management, monitoring and analytics of our systems), and other specialty applications, such as tele-medicine and tele-education.

We serve these markets through our product categories listed below.

•
Headsets - Within our Headsets product category, we offer a broad range of communications audio solutions, including high-end, ergonomically designed headsets, audio processors, and contact center specific solutions.  Our end-users are comprised of enterprise and contact center employees, plus small office, home office, and remote workers. Growth in this market comes from increasing deployment of UC&C solutions and growing awareness of the benefits of using headsets solutions, both corded and wireless.

Contact centers are some of our most mature customers and are adopting cloud applications and services as enablers for digital transformation. Voice is one of the most important channels for customer satisfaction in an omni-channel model for customer interaction that can also include the deployments of softphones and web-based UC&C capabilities to help improve productivity and reduce costs.

•
Voice Products - Our Voice products include open SIP desktop phones (VVX), conference phones (Trio) and Bluetooth speakerphones (Calisto), which serve individuals, small-to-medium businesses and large enterprises making the transition to UC&C. Our Microsoft Teams desktop phones (CCX) deliver native Microsoft Teams experiences fully-integrated with the rest of the Teams' collaboration features. All of our desktop phone devices extend clear HD voice to desktops, home offices, mobile users, and branch sites. Sales of our desktop phones are largely driven from a growing cloud Service Provider channel and strategic partnerships with ecosystem and platform partners seeking to add familiar, but evolved telephony offerings, to meet a wide range of hardware-based voice and video demands. The Trio line of conference phones is a collaboration hub that has a modular approach to high quality audio, video and content sharing solution for rooms of all sizes. Audio only versions of the Trio are available in multiple sizes and price points. Trio supports native Zoom, Microsoft Teams and Skype for Business interfaces as well as connectivity to multiple popular voice and video platforms. The recently-announced Trio C60 adds more flexibility through integration with our latest generation of video solutions for one consistent center-of-table audio and control experience.

•
Video Products - Our Video products consist of our new portfolio of Studio X video bars and the G7500, which share a common Poly platform and can be used for standards-based video conferencing and can also run native applications, like Zoom and Microsoft Teams, without the need for an external PC. These solutions join our Studio USB-connected video bar as a completely refreshed portfolio of video solutions that meet the needs of rooms of all sizes, from huddle rooms to large multi-use rooms. In addition, we continue to sell our RealPresence Group Series solutions, a portfolio of high-performance, integrator-ready video conferencing systems that also power our immersive telepresence video conferencing systems. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference.

For customers that prefer an on-premises video infrastructure solution, our RealPresence Clariti solution offers a powerful collaboration software platform through which customers can create audio, video, and content collaboration sessions that can connect with any device from anywhere. The platform also provides best-in-class interoperability that allows any standards-based endpoint to connect into Microsoft Skype or Teams platforms without having to replace customer endpoint investments. We also offer a suite of complementary cloud services that aid management of collaboration endpoints and enable third party cloud services on our devices.

Services Segment

Poly offers a complete suite of services that enables our customers and partners to design, deploy, operate and manage our solutions as seamlessly as possible. For example, our Microsoft Teams-specific services help customers on their journey from Skype for Business to Teams. Offered either directly to customers or re-sold through our network of partners, Poly services provide peace-of-mind and ensure high quality deployments and improved customer satisfaction.

Our full range of service solutions include professional, managed, and cloud services. Our customers can mix and match to choose the right level of assistance and expertise where and when needed. We provide these services directly, as well as through our channel partners globally. Poly’s Service solutions are in the critical path of a customer’s business process and success and help us to create a platform for stronger customer relationships. Our Services solutions help our customers achieve their business goals, maximize their use of communications and collaboration solutions to enable employee productivity and deliver a differentiated customer experience through:

•
Support Services - In order to keep UC&C solutions operating continuously, Poly provides maintenance services that include technical assistance center support, software upgrades and updates, parts exchange, on-site assistance, and direct access to engineers for real-time resolution. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

•
Professional Services - Poly’s full suite of professional services enables customers to effectively plan, deploy, and optimize their communications solutions in a UC&C environment. With Poly’s offerings, we and our channel partners help customers each step of the way to accelerate deployments and adoption of UC&C to transform their businesses.

•
Managed Services - Our managed services help customers maximize their collaboration investments. Working directly with customers or with our partners to jointly deliver services, our offerings allow customers to outsource day-to-day technology management responsibilities to our team of experts who can provide outsourced turn-key solutions as a strategic method to improve operations and accelerate a return on technology investments.

•
Cloud Services - Our cloud services enable IT administrators to configure devices in advance, monitor during usage, troubleshoot and perform quick updates. Poly Lens is our next generation cloud-based service that combines seamless management and updating tools with powerful insight into how Poly devices are being used to offer greater control and simplicity to IT departments. Poly Lens supports the new Poly Studio X family of video bars as well as the Poly G7500.

•	Training Services - On-going training services for those customers and partners who prefer to self-manage their deployments.

FOREIGN OPERATIONS

In Fiscal Years 2020, 2019, and 2018, net revenues outside the U.S. accounted for approximately 52%, 53%, and 49%, respectively, of our total net revenues.  Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, adverse global economic conditions, and potential currency restrictions.  In Fiscal Year 2020, consolidated net revenues were unfavorably impacted by fluctuations in exchange rates resulting in a decrease of approximately $14.7 million in net revenues (net of the effects of hedging).

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR, GBP, and Australian Dollar ("AUD") denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for Fiscal Year 2021, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts generally secured 12 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within Item 1A Risk Factors in this Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 20, Geographic Information, of the accompanying Notes to Consolidated Financial Statements in this Form 10-K.

COMPETITION

We compete broadly in the UC&C market, where we have multiple competitors (depending on the product line) on a global basis. These competitors include, Avaya Inc., Aver Information, Inc., Cisco Systems, Inc., ClearOne Communications, Inc., GN Netcom, Grandstream Networks, Huawei Technologies Co., Ltd., LifeSize Inc., Logitech International S.A., Neat, Sennheiser Communications, Snom Technology GmbH, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink Network Technology Co., Ltd., ZTE Corporation and others. In some cases, we also cooperate and partner with these companies in programs and various industry initiatives. The market for our products is competitive and some of our competitors have greater financial resources than we do, as well as more substantial production, marketing, engineering and other capabilities to develop, manufacture, market, and sell their products.

Our strategy of offering a best-in-class complete portfolio of UC&C headset, voice and video endpoints faces challenges from competitors, who create end-to-end service and endpoint solutions, as well as low cost competitors in specific categories, or other industry players, who are potentially able to develop unique technology or compete in a specific geography.

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

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•	Understanding emerging trends and new communication technologies, such as UC&C and VaaS, and our ability to react quickly to the opportunities they provide

•	Reliable supply chain to meet peak demands

•	Alliances and integration/compatibility with major UC&C vendors

•	Ability to design, manufacture, and sell products that deliver on performance, style, ease-of-use, comfort, features, sound quality, interoperability, simplicity, price, and reliability

•	Ability to create and monetize software solutions that provide management and analytics and allow business to improve IT and employee performance through insights derived from our analytics.

•	Brand name recognition and reputation

•	Superior global customer service, support, and warranty terms

•	Global reach, including effective and efficient distribution channels

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

During Fiscal Year 2020, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to customers at the right time utilizing best-in-class development processes.

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

SALES AND DISTRIBUTION

We maintain a worldwide sales force to provide ongoing global customer support and service.  To support our partners in the Enterprise market and their customers' needs, we have well-established, two-tiered distribution networks.

Our global channel network includes enterprise distributors, direct and indirect resellers, retailers, network and systems integrators, service providers, wireless carriers, and mass merchants.

Our distributors, direct and indirect resellers, system integrators, managed service providers, e-commerce partners, telephony and computer equipment providers resell our commercial headsets, voice and video endpoint products and related solutions and services. As we evolve into new markets and product categories, we expect to build relationships in new distribution and marketing models.

In addition, we have built a strong foundation of alliance partners, which allow existing and future distribution and reseller partners to sell into Microsoft, Zoom, Google and other service provider environments. Our commercial distribution channel maintains an inventory of our products.  Our distribution of specialty products includes retail, government programs, customer service, hospitality and healthcare professionals. Poly branded headsets are sold through retailers to corporate customers, small businesses, and individuals who use them for a variety of personal and professional purposes.

Our commercial distributors and retailers represent our first and second largest sales channels in terms of net revenues, respectively. Two customers, ScanSource and Ingram Micro Group, accounted for 19.8% and 17.3%, respectively, of consolidated net revenues in Fiscal Year 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of consolidated net revenues in Fiscal Year 2019. One customer, Ingram Micro Group, accounted for 10.9% of consolidated net revenues in Fiscal Years 2018.

Some of our products may also be purchased directly from our website at www.poly.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•	Tijuana, Mexico, which provides logistics services for products destined for customers in the U.S., Canada, and Latin America regions

•	Laem Chabang, Thailand, which provides logistics services for products shipped to customers in our Asia Pacific regions

•	Prague, Czech Republic, which provides logistics services for products shipped to customers in our Europe, Africa and Middle East regions

•	Suzhou, China, which provide logistics services for products shipped to customers in Mainland China

•	Melbourne, Australia, which provides logistics services for products shipped to the retail channel in Australia and New Zealand

•	San Diego, United States, which provides logistics services for products shipped to customers in the Americas Region

With respect to the above locations, we use third party warehouses in the Czech Republic, Thailand, and Australia. We operate warehouse facilities in Mexico, San Diego and Suzhou.

BACKLOG

We believe that backlog information is not material to understanding our overall business or estimating future performance and results due to the fact that sales of our products typically have relatively short lead-times. As a result of the COVID-19 pandemic and global shelter-in-place orders creating a surge in the number of individuals working from home or from remote locations, we experienced an increase in demand and backlog, primarily in our Headset product category. However, the backlog of unfulfilled orders is subject to rescheduling, or in limited cases, may be subject to cancellation, especially as we manage through supply-chain constraints due to COVID-19.

MANUFACTURING AND SOURCES OF MATERIALS

Our manufacturing operations are conducted through our facility in Tijuana, Mexico and through contract manufacturers and original design manufacturers in Laos and China. Our manufacturing facility in Tijuana, Mexico is approximately 792,300 square feet, that we have owned and have operated for the last 48 years. The manufacturing operations of our Mexico facility consists of materials management, prototyping, assembly, testing, automation, packaging and Americas distribution center operations. The factory and distribution center are located in very close proximity to the US freight port of entry enabling flexible and responsive supply to our primary market. For a further discussion of the business risks associated with our manufacturers see the risk titled, “If our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers are unable or unwilling to timely deliver sufficient quantities of quality materials and components and finished products, our ability to fulfill customer demand may be adversely impacted and our growth, business, reputation and financial condition may be materially adversely affected” within Item 1A Risk Factors in this Annual Report on Form 10-K.

Three global distribution centers serve Asia, Europe and Americas and a fourth smaller distribution center serves China. The locations of all distribution centers are selected to optimize labor costs, duties, tax considerations and customer responsiveness.

We utilize GoerTek, Inc., Celestica Incorporated, Wistron Corporation, and Sercomm Corporation for the majority of our contract manufacturing and original design manufacturing. Our contract manufacturers and original design manufacturers are responsible for all phases of manufacturing from prototyping to production. Together with our contract manufacturers and original design manufacturers we design, specify, test, and monitor products to ensure that they meet the quality requirements and standards our customers demand.

We source components for our products primarily from suppliers in Asia, Mexico, and the U.S., including integrated circuits, electrical and mechanical components, and sub-assemblies. A majority of the components and sub-assemblies used in our manufacturing operations are obtained, or are reasonably available, from dual-source suppliers, although we do have a number of sole-source suppliers.

During the fourth quarter ended March 28, 2020, concerns related to the spread of COVID-19 began to create global business disruptions, including disruptions in our operations and creating potential negative impacts on our revenue. Disruptions include interruption in product supply, restrictions on the export or shipment of our products, and temporary closure of supplier and manufacturing facilities. The outbreak has resulted in the shutdown of various manufacturing partners, suppliers, including for approximately 2 weeks at our facility in Tijuana, Mexico. The extent to which COVID-19 will impact our financial results and operations is uncertain. There can be no assurance that the disruptions due to COVID-19 will be resolved in the near term at our facility in Tijuana, Mexico. Related to COVID-19 reference see the risk titled, "Adverse or uncertain global and regional economic conditions may materially adversely affect us." within Item 1A Risk Factors in this Annual Report on Form 10-K.

For strategic purposes and to mitigate the risk of component shortages for critical and long lead-time components, we may purchase and hold certain inventory. As a result, we may incur inventory carrying costs, obsolescence charges, that result from uncertain product demands.

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

We work collaboratively with our suppliers and are members of Responsible Business Alliance and Responsible Mineral Initiative. We endeavor to promote responsible social and ethical business practices within our company and in our global supply chain. We require all of our suppliers to share this commitment through acknowledgment of our newly refreshed Supplier Code, and with the understanding that any violations may jeopardize their business relationship with Poly. We also work with suppliers to promote conflict-free sourcing of all parts and products supplied to us. As members of the Responsible Mineral Initiative and active participants in the working groups of Due Diligence Practices, and China Smelter or Refiner ("SOR") Engagement, we support the RMI’s Responsible Minerals Assurance Process - a program that audits SOR’s due diligence activities to provide information about the country of origin of minerals. We have also conducted further due diligence in accordance with the Organization for Economic Cooperation and Development ("OECD") Due Diligence Guidance for Responsible Supply Chains of Minerals from Conflict-Affected and High Risk Areas (OECD 2016) on those SORs known to or, it is believed may, source minerals from the DRC, adjoining countries, or countries considered to be possible smuggling routes of materials from the conflict area.

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

INTELLECTUAL PROPERTY

We obtain patent protection for our technologies when we believe it is commercially appropriate.  As of March 28, 2020, we had over 1,500 worldwide utility and design patents in force, expiring between calendar years 2020 and 2045.

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

We own trademark registrations in the U.S. and in a number of other countries, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with our Poly brand name and certain new products and product features, and we may seek copyright protection when and where we believe appropriate.  We also own a number of domain name registrations and intend to seek more as appropriate.  We furthermore attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with our employees, consultants, customers, and suppliers. See further discussion of our business risks associated with intellectual property under the risk titled "Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management’s time from our business" within Item 1A Risk Factors in this Annual Report on Form 10-K.

EMPLOYEES

On March 28, 2020, we employed approximately 6,584 people worldwide, including approximately 3,138 employees at our shared services facility in Tijuana, Mexico.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth in the table below is certain information regarding the executive team of the Company:

NAME	AGE	POSITION
Robert Hagerty	68	Interim Chief Executive Officer and Chairman of the Board of Directors
Charles D. Boynton	52	Executive Vice President, Chief Financial Officer
Mary Huser	56	Executive Vice President and Chief Legal and Compliance Officer and Corporate Secretary
Carl J. Wiese	59	Executive Vice President, Chief Revenue Officer
Tom Puorro	46	Executive Vice President, General Manager, Products

Mr. Hagerty was named Interim Chief Executive Officer in February 2020. Mr. Hagerty has served on the Plantronics, now Poly, Board since 2011 and has served as Chairman of the Board since 2018. When he was named Interim CEO, he maintained his position as Chair of the Board but resigned from his committee positions on the Board. With nearly 40 years of leadership and experience in the communications technology industry, he most recently served as CEO of iControl Networks, Inc., a software and services company for the broadband home management market, from September 2011 to March 2017. Previously, he served as CEO, President and Chairman of Polycom, Inc. from 1998 to May 2010, where he played a key role in developing the modern unified communications market. Prior to joining Polycom, Mr. Hagerty held leadership roles at Stylus Assets, Ltd., Logitech, Inc., Conner Peripherals, Signal Corporation and Digital Equipment Corporation. Mr. Hagerty holds a B.S. in Operations Research and Industrial Engineering from the University of Massachusetts, and an M.A. in Management from St. Mary’s College of California.

Mr. Boynton joined the Company in 2019 as Executive Vice President, Chief Financial Officer.  Prior to joining the Company, Mr. Boynton served as Executive Vice President and Chief Financial Officer of SunPower Corporation, a global energy company and provider of solar power solutions, from March 2012 to May 2018 and continued as an Executive Vice President until July 2018. Mr. Boynton also served as the Chairman and Chief Executive Officer of 8point3 General Partner LLC, the general partner of 8point3 Energy Partners LP, an affiliate of SunPower, from March 2015 to June 2018. He also served as SunPower’s Principal Accounting Officer from October 2016 to March 2018. In March 2012, Mr. Boynton served as SunPower’s Acting Chief Financial Officer and from June 2010 to March 2012 he served as SunPower’s Vice President, Finance and Corporate Development, where he drove strategic investments, joint ventures, mergers and acquisitions, field finance and financial planning and analysis. Before joining SunPower in June 2010, Mr. Boynton was the Chief Financial Officer for ServiceSource, LLC from April 2008 to June 2010. Earlier in his career, Mr. Boynton held key financial positions at Intelliden, Commerce One, Inc., Kraft Foods, Inc., and Grant Thornton, LLP. Mr. Boynton earned his master’s degree in business administration at the Kellogg School of Management at Northwestern University and holds a Bachelor of Science degree in Accounting from the Kelley School of Business at Indiana University Bloomington.

Ms. Huser joined the Company in March 2017 as Senior Vice President, General Counsel and Corporate Secretary and was promoted to Executive Vice President and Chief Legal and Compliance Officer and Corporate Secretary in July 2018. Prior to joining the Company, Ms. Huser served as Vice President, Deputy General Counsel at BlackBerry, a smartphone hardware and service provider, and General Counsel of its Technology Solutions division from 2013 to 2014 and again during 2016 until she joined the Company. Before BlackBerry, during 2015, Ms. Huser was Senior Vice President, Legal for McKesson Corporation, a global healthcare supply chain, retail pharmacy, specialty care and information technology company. Prior to that time, she was a partner, office managing partner and practice group leader at Bingham McCutchen LLP, an international law firm, from 1988 to 2007 and again from 2010 to 2013. Ms. Huser also served as Vice President, Deputy General Counsel of eBay, Inc., an online global commerce leader, from 2008 to 2010. Ms. Huser graduated from the University of Wisconsin - Madison, with a Bachelor of Business Administration, Accounting and Marketing and holds a Juris Doctorate from Stanford Law School.

Mr. Wiese joined the Company in January 2020 as Executive Vice President, Chief Revenue Officer. Prior to joining the Company, Mr. Wiese served as the President of Global Sales and Service of Blackberry Limited, a smartphone hardware and service provider, from 2015 until March 2019. While at Blackberry, Mr. Wiese was responsible for leading the company’s enterprise software business. Prior to that, Mr. Wiese held two positions at Cisco Systems, Inc., a provider of telecommunications equipment and services, serving as its Vice President, Advanced Technology Sales, North America from 2002 through 2009, and then as its Senior Vice President World Wide Collaboration Sales, from 2011 until 2014. Earlier in his career, Mr. Wiese has also held key positions at Apple, Avaya, Lucent Technologies Inc. and Texas Instruments. He holds a Bachelor of Science degree in business from the Spears School of Business at Oklahoma State University.

Mr. Puorro joined the Company as Executive Vice President, General Manager Group Systems in December 2018 and in May 2019 was promoted to Executive Vice President, General Manager, Products. Prior to joining the Company, Mr. Puorro served in a variety of ever increasing roles at Cisco Systems, Inc., a global provider of networking equipment, during two separate periods from 2000 to 2007 and thereafter from September 2009 to December 2018.  During his most recent employment ending in 2018, Mr. Puorro was employed as Vice President and General Manager of Unified Communications Technology Group from October 2014 to December 2018, Senior Director of Engineering from August 2011 to September 2014, and Senior Director, Product Management/Development from October 2009 to July 2011.  Mr. Puorro has also worked at Microsoft Corporation, a developer of computer software, consumer electronics, personal computers, and related services from August 2007 to September 2009.

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

1. The recent global COVID-19 outbreak has harmed and could continue to harm our business and results of operations.

The novel strain of COVID-19 identified in late 2019 has spread globally, including within the United States, and has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. This outbreak has negatively impacted worldwide economic activity and financial markets and has impacted, and will further impact, our workforce and operations, the operations of our end-customers, and those of our respective channel partners, vendors and suppliers. In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees, channel partners, end-customers, and the communities in which we operate. These measures include transitioning our in-office employee population to work remotely from home and looking for alternative and/or dual sourcing options. Although we continue to monitor the situation and may adjust our current policies and practices as more information and public health guidance become available, the precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.

The impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects, including difficulties in obtaining raw materials and components for our products, shortages of labor to manufacture products, and temporary closures of the facilities of some of our suppliers, customers and our own production facilities; our inability to meet with our actual or potential customers or channel partners; our customers or channel partners deciding to delay or abandon their planned purchases; and our ability to meet production demands for our product lines. As a result, we may experience extended sales cycles; our demand generation activities, and our ability to close transactions with new and existing end-customers and partners may be negatively impacted. Although the Company continues to work with its supply chain and dual source partners to take the necessary steps to mitigate disruption of supply, there can be no assurance that the ongoing disruptions due to COVID-19 will be resolved in the near term. Further it has been and, until the COVID-19 outbreak is contained and global economic activity stabilizes, will continue to be more difficult for us to forecast our operating results as economic uncertainty puts further pressure on management judgments used to develop forward looking financial guidance and other prospective financial information.

More generally, COVID-19 has not only significantly and adversely increased economic and demand uncertainty, it has caused a global economic slowdown, which may decrease technology spending and adversely affect demand for our offerings and harm our business and results of operations. Although the ultimate severity of the COVID-19 outbreak is uncertain at this time, the pandemic has had, and will continue to have, adverse impacts on the Company's financial condition and results of operations. The Company has experienced temporary disruptions in its supply chain and may continue to experience such disruptions as the outbreak has impacted sourcing of key component parts, and manufacturing and distribution networks throughout the world, including our own facility in Mexico, which shut down for approximately two weeks. The receipt of products or raw material sourced from impacted areas has been, and will continue to be, slowed or disrupted in the coming months, which could impact the manufacture and sale of our products to our channel partners and/or in turn their fulfillment to end-user customers.

Due to the COVID-19 pandemic, the Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies. The Company has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context to the unknown future impacts of COVID-19 using information that is reasonably available at this time. The accounting estimates and other matters the Company has assessed include, but were not limited to, goodwill and other long-lived assets, allowance for doubtful accounts, valuation allowances for tax assets, inventory and related reserves, and revenue recognition. As COVID-19 continues to develop, the Company may make changes to these estimates and judgments, which could result in meaningful impacts to its financial statements in future periods. In addition, judgments related to accounting estimates may require additional or different methods of evaluation. If complexity of the judgments increases, the Company may require changes in its internal controls over financial reporting. The extent and duration of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. As COVID-19 has impacted various regions in the world differently, we may in the future experience further business operation disruptions. Additionally, if a significant number of our workforce employed in any of our contract or our own manufacturing facilities or in our offices were to contract the virus, we may experience delays or the inability to develop, produce and deliver our products on a timely basis. Additionally, significant and abrupt changes in product supply and demand increases the complexity of management’s evaluation of potential excess or obsolete inventory.

Additionally, our end-user customers and channel partners suffer from their own economic challenges. If global or regional economic conditions deteriorate further, whether in general or in specific markets, customers and/or partners may demand pricing accommodations, delay payments, delay or curtail prior deployment plans, or become insolvent. It is impossible to reliably determine if and to what extent our customers and/or partners may suffer, whether we will be required to adjust our prices or face collection issues and/or credit losses with customers and/or partners or if customer and/or partner bankruptcies will occur.

It is not possible at this time to foresee whether the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or manmade disaster will have on our business, customers, suppliers or other business partners. As such, impacts from such events to the Company are highly uncertain and the Company will continue to assess the financial effects.

Disruptions in the capital markets as a result of the COVID-19 outbreak also may adversely affect the Company if these impacts continue for a prolonged period and the Company needs additional liquidity. To further preserve financial flexibility, the Company’s board of directors authorized the suspension of the quarterly dividend which the Company expects to utilize for de-leveraging and strengthening the balance sheet. For more detail, see risk factor "We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will pay dividends at historic rates or at all. The repurchase of our common stock and the payment of dividends may require us to borrow against our credit agreement or incur indebtedness and may not achieve our objectives."

2. We face risks related to COVID-19 related to our manufacturing facility in Mexico, which could significantly disrupt our operations.

Disruptive activities from COVID-19 has caused, and may in the future cause, temporary closure of our manufacturing facility in Tijuana, Mexico, which may impair our ability to continue production at the capacity necessary to timely supply the number of products to fulfill current and future customer demand and ship our products worldwide. The extent to which COVID-19 impacts our operations at this facility remains highly uncertain and cannot be predicted. If workers become ill or are quarantined and are therefore unable to work, our operations could be subject to significant disruption. Further, we may incur higher supply costs in sourcing products from alternative manufacturers/suppliers. Such manufacturers/suppliers may be unable to produce and supply the products needed or may be required to reduce production levels, either of which may negatively affect our financial condition or results of operations.

3. The failure to successfully integrate the business and operations of Polycom in the expected time frame and achieve the expected synergies and may result in significant expenses and accounting charges that may adversely affect the business and financial results of the combined company.

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

•
that goodwill recorded at the time of the Acquisition has been and may in the future be further materially impaired (see Risk Factor: "Impairment of our intangible assets and goodwill have resulted in charges that adversely impact our financial results");

•
the failure to successfully manage relationships with each company’s historic customers, resellers, end-users, suppliers and strategic partners and their operating results and businesses generally (including the diversion of management time to react to new and unforeseen issues);

•	the failure to appropriately assess optimal on hand, finished goods, order management and channel inventory levels to optimize supply chain and order fulfillment systems;

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

•	difficulties forecasting financial results;

•	outcomes or rulings in known or as yet to be discovered regulatory enforcement, litigation or other similar matters that are, alone or in the aggregate, materially adverse;

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

In addition, our financial results may be adversely affected by the resulting accounting charges incurred thereby and we expect to incur additional costs associated with combining the operations of the companies, which may be substantial. Additional costs may include: costs of employee redeployment; accelerated amortization of deferred equity compensation and severance payments; reorganization or closure of facilities; taxes; advisor and professional fees; and termination of contracts that provide redundant or conflicting services. We may be required to account for these costs as expenses that decrease our net income and earnings per share for the periods in which those adjustments are made. For example, for the fiscal year ended March 28, 2020, we recorded $38.3 million integration costs, which consisted primarily of costs for consulting services and other professional fees. The price of our common stock could decline to the extent our financial results are materially or unexpectedly affected by the foregoing charges and costs, or if future charges and costs are larger than anticipated.

4. Impairment of our intangible assets and goodwill have resulted in charges that adversely impact our financial results.

We have a significant amount of goodwill and intangible assets on our consolidated balance sheet as of March 28, 2020. Goodwill and intangible asset impairment analysis and measurement requires significant judgment on the part of management and may be impacted by a wide variety of factors, both within and beyond our control. We are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

In March 2020, we identified a triggering event which resulted in a non-cash impairment charge of $180 million relating to the Company’s intangible assets and property, plant, and equipment related to long-lived assets in the voice asset group, as well as a non-cash impairment charge of $484 million to goodwill due to an overall decline in the Company’s earnings and sustained decrease in our stock price. If the factors triggering the impairment noted herein continue or worsen due to COVID-19 and other factors outside of the Company’s control, the Company may experience a further negative impact on its financial results as well as risks associated with our design and operation of internal controls.

5. Adverse or uncertain global and regional economic conditions may negatively affect us.

Our business and financial performance is subject to changes in macroeconomic and global conditions. Economic concerns, such as uncertain or inconsistent global or regional economic growth, stagnation or contraction, including the pace of economic growth in the United States and around the world, as well as actual or potential political unrest, natural disasters, armed conflict, and public health outbreaks, such as the COVID-19 pandemic as discussed above, may cause companies and governments to delay, reduce or cancel spending, increasing the uncertainty and predictability of our business with companies and governmental agencies. Global health concerns, such as COVID-19, has resulted and could continue to result in social, economic, and labor instability in the countries in which we or our customers and suppliers operate. A global economic downturn, changes in the industries in which we sell our products, or erratic or declining business or governmental spending or hiring have in the past and may again in the future reduce sales of our products, increase sales cycles, slow adoption of new technologies, increase price competition, and cause customers and suppliers to default on their financial obligations. Uncertainty regarding future economic conditions and the markets into which we sell make it challenging both in the near and long-term to forecast operating results, make business decisions, and identify risks that may affect our business, sources and uses of cash, financial condition, and results of operations.

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

6. Our failure to effectively enhance and develop our sales strategy and sales force, may harm our revenues and financial outcomes as a result.

The Company is substantially dependent on our sales force to effectively execute our sales, pricing and business strategies, to obtain new channel partners, and to drive additional opportunities with our existing channel partners. The Company believes that there is significant competition for skilled sales personnel with technical knowledge. Our ability to grow our business depends on our success in recruiting, training, and retaining sales personnel to support the Company. We periodically adjust our sales organization and our compensation programs to optimize our sales operations, to increase revenue, and to support our business model. If we have not structured our sales organization or compensation for our sales personnel in a way that properly supports our Company’s objectives, or if we fail to make changes in a timely fashion or do not effectively manage changes, the Company’s performance could be adversely affected.

7. Competition in each of our markets is strong, and our inability to compete effectively could significantly harm our business and results of operations.

We face strong competition in all of the markets worldwide for our products, solutions and services. Market leadership changes may occur as a result of numerous factors, including new product and technology introductions, new market participants, pricing pressure on average selling prices and sales terms and conditions, and related to product performance and functionality. For a further description of our competitors and the markets in which we compete, see Item 1, Business, in this Form 10-K.

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
Simplification of certain product technology is leading to the availability of alternative, lower cost competitive products targeted to enterprises, consumers and small businesses, which could harm sales.  If we do not distinguish our products, through distinctive, technologically advanced features and designs, as well as continue to build and strengthen our brand recognition, our products may become more difficult to sell or to sell at the desired prices and financial margins.  In addition, failure to effectively market our products could lead to lower and more volatile revenue and earnings, excess inventory, and the inability to recover associated development costs, any of which could have a negative impact on our business, financial condition, results of operations, and cash flows.
We also face competition from companies, principally located in or originating from Asia, offering low cost products, including products modeled on, direct copies of, or counterfeits of our products. Online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low-cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If product prices are substantially reduced by new or existing market participants, our business, financial condition, or results of operations could be materially negatively affected.
8. Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition, which could negatively impact our business and future results of operations.
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

9. Our operating results are difficult to predict, they could fluctuate, and our stock price could become more volatile and your investment could lose value.

All of the factors discussed in this section could affect our quarterly and annual operating results and our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our operating quarterly and annual operating results have varied from period to period and may fluctuate in the future as a result of factors, many of which are outside of our control and which we may not foresee, or which we may foresee but not manage effectively, including changes in the economic environment, and the other factors identified below in this section. Our stock price is subject to speculation by analysts and in the press, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, changes in or announcements regarding our forecasts and guidance, our credit ratings, market trends unrelated to our performance, and sales of our common stock by us, our officers or directors or unaffiliated third party investors, particularly considering the concentrated ownership of our common stock, that may limit the ability for investors to acquire or sell meaningful quantities of our stock or cause speculation as to the acquisition or sale of our stock. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could negatively affect our business.

Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following:

•	fluctuating optimal inventory levels;

•	variations in the volume and timing of orders received during each quarter;

•	our ability to execute on our strategic and operating plans;

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

•	failure to timely introduce new products within projected costs and reduce costs as production increases;

•	changes in technology and desired product features, including whether those changes occur as and when anticipated;

•	general economic conditions in the U.S. and our international markets, including foreign currency fluctuations;

•	customer cancellations and rescheduling;

•	misalignment between supply chain ordering and demand by customers and systems to forecast demand;

•	the impact of changing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	investments in and the costs associated with strategic initiatives;

•	changes in the underlying factors and assumptions used in determining stock-based compensation;

•	changes in accounting rules or their interpretation; and

•	other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases, such as COVID-19.
As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price may decline. Financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty, and if the transitions in our markets accelerate, our ability to forecast becomes more difficult.

10. We face risks related to our dependence on channel partners and strategic partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be negatively impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. For instance, following the Acquisition of Polycom and partially as a consequence of the significant number of overlapping channel partners with inconsistent contractual terms between the two legacy Plantronics and Polycom entities, we embarked on a rationalization program designed to organize the channels serving our markets and harmonize the contractual terms under which we conduct business with these partners. These changes have disrupted our channel partners and may cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift their emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with traditional partners like Microsoft and new partners such as Zoom, Google and others. Defining, managing and developing these partnerships is expensive and time-consuming and may not yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. Because our products are intended to perform across multiple platforms, certain of our channel partners and strategic alliance partners may perceive conflicts in our business placing one strategic alliance partner versus another.

In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations, such as development efforts and product certifications to our partner’s standards or requirements, which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations. We are reliant on certain strategic alliances to certify our products to work on their platform, which they withhold if we are unable to meet the time frames required, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be negatively impacted.

Conflicts between our channel partners and strategic partners could arise which could harm our business.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us or to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, as a result of our increased efforts to sell through a direct sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to the communications equipment of competitors, which would negatively affect our business and results of operations.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to resellers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on point of sale information regarding their sales to resellers and end users that our channel partners provide to us. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues could be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

We are subject to risks associated with the success of the businesses of our channel partners.

Some of our channel partners that carry our products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of their creditworthiness, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. In addition, global economic uncertainty, including uncertainty created by the impact of COVID-19. reductions in technology spending in the United States and other countries, and periodic ongoing challenges in the financial services industry have in the past restricted, and may again in the future restrict, the availability of capital, which may delay collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our receivables from such channel partners and negatively impacting our future results.

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

Our channel partners are impacted by changes in customer purchasing preferences which may negatively impact our traditional sales channels or the prices at which we may sell our products.

It is becoming easier for small online sellers of certain product categories to enter the market unburdened with physical locations, employees and support personnel which can force our larger traditional brick and mortar resellers to reduce their selling prices. In turn, our traditional resellers may demand lower selling prices from us, more cooperative and marketing incentives, reduce their sales support needed to maintain our premium brand image, discontinue carrying our products and other similar adverse actions. As we expand our service offerings, many of our historical channel partners may be unwilling or unable to market our services forcing us to establish new or different relationships. Further, increased competition among resellers may cause some of our resellers and partners to experience financial difficulties or force them to shut down, decreasing our channels to market. The inability to establish or maintain successful relationships with distributors, OEMs, retailers, and telephony service providers or to maintain quality distribution channels and sales models could negatively affect our business, financial condition, or results of operations.

If our channel partners fail to comply with laws or standards, our business could be harmed.

We expect our channel partners to meet certain standards of conduct and to comply with applicable laws, such as global anti-corruption, anti-bribery, and import and export control laws. Noncompliance with standards or laws could harm our reputation and could result in fines, penalties, injunctions, or other harm to our business and results of operations were we to become involved in an investigation due to non-compliance by a channel partner.

11. If we fail to accurately forecast demand we may under or overestimate production requirements resulting in lost business or write offs of excess inventory which may materially harm our business, reputation and results of operations.

Our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, decreasing product life cycles, and changes in demand. Production levels are generally forecasted based on customer forecasts and historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products many weeks in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We may lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.

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

12. We have a number of large customers with substantial market power whose ability to demand pricing and promotion concessions as well as other unfavorable terms makes sales forecasting difficult which can harm our profitability.

Many customers with whom we conduct business are quite large with substantial buying power or who have strategic importance to our product marketing objectives. Many use their buying power or strategic importance to mandate terms and conditions favorable to them to conduct business, including unfavorable payment terms. If our compliance with these or similar future provisions are incorrect or inadequate, we could be liable for breach of contract damages or our reputation with one or more key customers could be harmed, either of which could have an adverse effect on our financial condition or results of operations.

13. Business interruptions could adversely affect our operations.

In addition to the impact of COVID-19 discussed above, other factors or events outside of our control including, without limitation, war, terrorism, public health issues, natural disasters, or other business interruptions, whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our suppliers or customers. Our major business operations and those of many of our vendors and their sub-suppliers are subject to interruption by disasters, including, without limitation, earthquakes, floods, and volcanic eruptions or other natural or manmade disasters, fire, power shortages, terrorist attacks and other hostile acts, public health issues, flu or similar epidemics or pandemics, and other events beyond our control and the control of our suppliers.  Our corporate headquarters, information technology, manufacturing, certain research and development activities, and other critical business operations are located near major seismic faults or flood zones.  While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster.

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

14. Our corporate values has contributed to our success, and if we are unable to maintain them, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate values, which we believe fosters innovation, operational excellence, focus on our customers, teamwork, and integrity. As we evolve and change as an organization, we may find it difficult to maintain these important aspects of our corporate values, which could limit our ability to innovate and operate effectively. Any failure to preserve our values could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

15. The increased use of software in our products could impact the way we recognize revenue which could adversely impact our financial results.

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

16. We operate in multiple tax jurisdictions globally and our corporate tax rate may increase or we may incur additional income tax liabilities, which could negatively impact our cash flow, financial condition and results of operations.

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

Various governmental tax authorities have recently increased their scrutiny of tax strategies employed by corporations and individuals. In addition, the Organization for Economic Cooperation and Development issued guidelines and proposals during fiscal year 2016 that may change how our tax obligations are determined in many of the countries in which we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected. It is possible that tax authorities may disagree with certain positions we have taken and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results.

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

17. Changes in applicable tax regulations and resolutions of tax disputes could negatively affect our financial results.

We are subject to taxation in the U.S. and numerous foreign jurisdictions that could negatively impact our financial results. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The changes included in the Tax Act are broad and complex. As rule making bodies and new legislation is enacted to interpret the Tax Act, these changes may adjust the estimates provided in this report. The changes may possibly be material, due to, among other things, the Treasury Department’s promulgation of regulations and guidance that interpret the Tax Act, corrective technical legislative amendments that may change the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. Another example is on November 12, 2019, in Altera Corp. v. Commissioner, the Ninth Circuit Court of Appeals denied Altera Corporation’s petition for rehearing en banc following the Ninth Circuit’s decision against Altera issued on June 7, 2019 (the “2019 Opinion”). Consistent with the 2019 Opinion and in conjunction with an IRS audit for the fiscal year ended March 2017, the Company has taken a charge for the Altera case and is fully reserved resulting in a higher year over year tax expense in fiscal year 2020.

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

18. We may not be able to utilize our deferred tax assets.

As a global enterprise, we cannot be certain of the tax outcome related to many transactions and calculations.  Uncertainties arise as a consequence of positions taken regarding valuation of deferred tax assets, net operating loss carryforwards and tax credit carryforwards that maybe used in certain tax jurisdictions to offset future taxable income and reduce income taxes payable. Each quarter, we determine the probability that the deferred tax assets will be realized. This determination involves judgment and the use of significant estimates and assumptions, including historical operating results, expectations of future taxable income and tax planning strategies. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income. If unfavorable changes in the financial outlook of our operations continue or increase, our financial position could be negatively impacted.  As of March 28, 2020, we recorded a 100% valuation allowance of $72 million against our U.S. deferred tax assets based on the Company's results for Fiscal Year 2019 and 2020, together with our Fiscal Year 2021 forecast.

19. We face risks associated with developing and marketing our products, including new product development and new product lines.

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

We may not be able to develop new products or enhance the capabilities of our existing products to keep pace with rapidly changing technology and customer requirements or successfully manage the transition to new product offerings as enterprises shift to a remote workforce as a result of COVID-19.

For the past several months, the COVID-19 pandemic has forced businesses around the world to shift their employees to remote work due to shelter-in-place orders. As a result, we believe that businesses may be shifting to permanent remote work for some or all of their workforce and we have experienced downward pressure on the sales of our audio and video solutions which typically are used in office environments. A continuation of the movement towards these remote and/or flexible work practices could over time erode the overall demand for office equipment and further erode sales of our voice and video product lines. While we are taking actions to develop new and/or increase the manufacturing of our existing collaboration tools that enable both in office and remote work, our failure to timely accommodate this rapidly shifting market demand could negatively impact on our financial results. For additional risks related to COVID-19, see the risk factor "The recent global COVID-19 outbreak has harmed and could continue to harm our business and results of operations."

We may experience delays in product introductions and availability, and our products may contain defects which could seriously harm our results of operations.

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, third party changes to technology, manufacturing ramping issues and other factors, which we believe negatively impacted our revenue in the relevant periods. In addition, we have experienced delays in product certifications required with respect to our new product releases. Any of these or other factors may occur again and delay our future product releases. As such, disruption due to geopolitical conflicts, public health, or natural disasters could create an increased risk of delays in new product introductions.

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, availability, and changes could also cause delays in product delivery and lead to increased costs. Further, some defects may not be detected or cured prior to a new product launch or may be detected after a product has already been launched and may be incurable or result in a product recall. The occurrence of any of these events could result in the failure of a partial or entire product line or a withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product re-engineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others and could harm our reputation and adversely affect future sales of our products.

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

The pace of change in technology and in the release of new products has increased and is expected to continue to increase, which can often render existing or developing technologies obsolete more quickly. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits.

We face risks related to building platforms dependent upon adoption of third-party providers.

We have invested significant resources developing products that are dependent on the adoption of third-party unified communication as a service (UCaaS) and video conferencing as a service (VCaaS) software applications. We made the decision to be agnostic in our approach to offer customers greater choice and flexibility, while expanding our ecosystem partners and enhancing their unique value differentiation through our products. If these partners’ solutions do not gain adoption and growth, it could impact the sales of our endpoint devices. If other hardware manufacturers follow the Company’s strategy and enter into the market, thereby increasing competition, we could see less market demand or revenue for our products. Lastly, the third-party partners could decide to build their own hardware platforms to provide further differentiated features and choose not to work with us. We believe though that customers want the ability of choice and quality that Poly products provides.

In addition, we develop these products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if: (i) the use of our agnostic platform does not occur; (ii) we do not anticipate shifts in technology appropriately or rapidly enough; (iii) the development of suitable sales channels does not occur, or occurs more slowly than expected; (iv) our products are not priced competitively or are not readily adopted; or (v) the adoption rates of the third-party software applications do not drive demand for our products as we anticipate. Although we believe increased sales of these remote working solutions will drive increased demand for our hardware and software platform products, such increased demand may not occur, or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate these new partner platforms.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for platform software, new hardware products and cloud-based delivery, our business and operating results could be harmed. Further, revenues relating to new product offerings are unpredictable and new products typically have lower gross margins for a period of time after their introduction and higher marketing and sales costs. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the SMB and service provider markets. In light of the COVID-19 there are shifts in end user needs, including for example increased work from home, tele-medicine, tele-education, and other remote services that are exacerbated in a pandemic, which may present opportunities for growth. However, if we fail to take advantage of such changes and they impact our products, we may risk missing a critical market shift.

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

In addition, sales of our immersive telepresence solutions are complex sales transactions, and the end-user customer may purchase an enhanced level of support service from us to ensure that its significant investment can be fully operational and realized. This requires us to provide advanced services and project management in terms of resources and technical knowledge of the customer’s telecommunication network. If we are unable to provide the proper level of support on a cost-efficient basis, it may cause damage to our reputation in this market and may harm our business and results of operations.

20. Delays or loss of government contracts or failure to obtain or maintain required government certifications could have a material adverse effect on our business.

We sell our products both directly and indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, a lack of reporting or compliance by us or our partners could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. For instance, the United States Federal government remains focused on risks specific to products and applications designed, developed, or manufactured in other countries and the potential for security vulnerabilities to be inadvertently or intentionally embedded in such products and applications. If we are unable to meet or maintain applicable certification or other requirements specified by the United States Federal government or to do so within the time frames required, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

21. We have incurred significant indebtedness to finance the Acquisition of Polycom, which will decrease our business flexibility and increase borrowing costs, which may adversely affect our operations and financial results.

Prior to the Acquisition of Polycom, we had $500 million in 5.50% senior unsecured notes outstanding and the ability to draw up to $100.0 million against a revolving line of credit agreement with Wells Fargo Bank, National Association. In connection with the Acquisition of Polycom, the Company (i) borrowed an additional $1.275 billion from Wells Fargo Bank, National Association, which was financed through a senior secured term loan bearing interest at LIBOR plus 2.50% maturing in July 2025 and (ii) replaced our existing revolving line of credit agreement with a secured credit facility (collectively the “Credit Agreement”) . As a result, upon completion of the Acquisition, we increased our indebtedness to an amount materially greater than historical levels. Our increased indebtedness and our higher debt-to-equity ratio have the effect, among other things, of:

•
requiring us to dedicate a portion of our cash flow from operations to payments on our currently existing or future indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions, investments and other general corporate purposes;

•
limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate including, without limitation, restricting our ability and the ability of our subsidiaries to grant liens or enter into certain types of transactions such as sale and lease-back transactions;

•	limiting our ability to borrow additional funds or to borrow funds at rates and terms we find acceptable; and

•	limiting our ability to repay or refinance the then-outstanding principal balance of any debt on maturity or to repay or refinance other future indebtedness.
The results from our operations may not allow us to comply with the covenants in the debt agreements or may require us to take action to reduce our debt or to act contrary to our business objectives. A breach of our debt covenants could result in a default. This could permit the holders of such debt to accelerate such debt or demand payment in exchange for a waiver of such default. If any of our debt is accelerated, we may not have sufficient funds available to repay all or any portion of it when due. On February 20, 2020 the Company entered into an Amendment No. 2 to the Credit Agreement (the “Amendment”), by and among the Company and the financial institutions party thereto as lenders and Wells Fargo Bank, National Association to modify the covenants associated with the revolving line of credit to increase the maximum secured net leverage ratio and decrease the minimum interest coverage ratio.  Our ability to comply with the covenants may be affected by events beyond our control, such as distressed and volatile financial and/or consumer markets, including due to the impact of the ongoing COVID-19 pandemic. The financial covenants set forth in the Credit Agreement are for the benefit of the revolving credit lenders only, and the Company is able to terminate the revolving credit facility without premium or penalty on three business days’ notice under the terms of the Credit Agreement. For further details see "Item 7. Liquidity and Capital Resource."

Our current debt under the Credit Agreement has a floating interest rate that is based on variable and unpredictable U.S. and international economic risks and uncertainties and an increase in interest rates may negatively impact our financial results. We enter into interest rate hedging transactions that reduce, but do not eliminate, the impact of unfavorable changes in interest rates. There is no guarantee that our hedging efforts will be effective or, if effective in one period will continue to remain effective in future periods.

Our Credit Agreement utilizes LIBOR to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

In addition, the mandatory debt repayment schedule of the Credit Agreement and the maturity of our existing 5.50% Senior Notes in 2023 may negatively impact our cash position, further reduce our financial flexibility, and cause concerns with analysts and investors. Furthermore, any changes by rating agencies to our credit rating in connection with such indebtedness may negatively impact the value and liquidity of our debt and equity securities.

Should any of the risks referenced above or related risks occur, our operations and financial results may be materially negatively impacted.

22. If our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers are unable or unwilling to timely deliver sufficient quantities of quality materials and components and finished products, our ability to fulfill customer demand may be adversely impacted and our growth, business, reputation and financial condition may be materially negatively affected.

We depend on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufactures, and suppliers to manufacture our products. Although we have contracts with contract manufacturers, original design manufactures, and suppliers, we depend on these relationships and parties to timely obtain sufficient quantities of materials and components as well as finished products of acceptable quality at acceptable prices. The Company and our contract manufacturers and original design manufacturers procure materials, components and sub-components from a long and often complex chains of sub-suppliers to assemble them into finished products. The cost, quality, and availability of the services, materials and components and finished products that our contract manufacturers, original design manufacturers, suppliers and other third parties provide are essential to our business. It is time consuming and costly to qualify parties into our supply chain, which if we fail to manage could cause delays, quality control issues, and disruption in our manufacturing. With more suppliers and locations to manage in our supply chain the complexity increases. We have in the past and may in the future continue to experience delays and increases in time to manufacture and ship our products.

We have significant reliance upon our manufacturing facility in Tijuana, Mexico which may cause disruption to the supply chain and change established supply chain relationships. We believe that a flexible supply chain allows us to effectively respond to customer demands, but it also requires continuous improvement efforts involving management, production employees, and suppliers. If we are unable to consistently execute on our strategy, our ability to respond to customer demand profitability and timely may be harmed.

Our reliance on our manufacturing facility in Tijuana, Mexico, contract manufacturers, ODMs, suppliers and other third parties involve significant risks, including the following:

•
Risk of disruption by earthquakes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. During the fourth quarter ended March 31, 2020, concerns related to the spread of COVID-19 began to create global business disruptions, including disruptions in our operations and creating potential negative impacts on our revenue. Disruptions include interruption in product supply, restrictions on the export or shipment of our products, temporary closure of supplier and manufacturing facilities as well as our own manufacturing facility. The extent to which COVID-19 will impact our financial results and operations is uncertain. There can be no assurance that the disruptions due to COVID-19 will be resolved in the near term at our facility in Tijuana, Mexico or in our supply chain partners. Other risks that may result from interruptions to our business due to COVID-19 are discussed in the risk factor entitled "The recent global COVID-19 outbreak has harmed and could continue to harm our business and results of operations."

•
We rely on a significant portion of our manufacturing operations outside of the United States, which subjects us to increased risk associated with importing, tariffs, pandemics, labor regulations and regional conflicts. For example, certain products of ours have been subject to import tariffs associated with our manufacturing in Mexico and China. We have incurred increased costs to mitigate the impact of these tariffs. With the outbreak and spread of COVID 19, the temporary closure of factories, businesses, and restrictions on public movement of people and goods, resulted in a delay in production for certain components and finished goods products and may result in further delays in the future.

•
Certain suppliers may become financially unstable or unwilling or unable to provide materials or components to us, resulting in us having to find new suppliers. It may take months to find and on board a new supplier and may require a redesign of our products to accommodate components from different suppliers. The Company may experience significant delays in manufacturing and delivery of our products to customers. We are unable to predict if we will be able to obtain replacement components in a reasonable time and affordable cost, if at all. The current coronavirus outbreak known as COVID 19, may result in longer periods of commercial and government restrictions, that have impacted our ability to obtain certain materials and components and to manufacture our products at our facility and our manufacturing partners.

23. We are dependent on certain sole source and limited source suppliers, including for key components, which makes us susceptible to shortages, quality issues or price fluctuations in our supply chain, and we may face increased challenges in supply chain management in the future.

We rely on suppliers for critical aspects of our business to obtain hardware components, subsystems and systems from a limited group of suppliers. Suppliers may choose not to renew their contracts with the company or to discontinue supplying materials and components or finished products to us for a variety of reasons, including conflicting demands from their other customers, availability, price, and discontinuing production of such product. A lack of viable alternative sources of materials and components or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of supply for certain components. We currently purchase certain integrated circuits from single or limited sources. Moreover, lead times can be particularly long, are subject to change, and availability for such components can be constrained or in limited supply.  With consolidation there are also fewer components available to us. This consolidation can negatively impact our ability to access certain parts and at the prices that impact our gross margin. Companies may also elect not to continue their business relationship with us for reasons beyond our control or impose price increases that negatively impact our ability to sell our product.

To develop alternative sources for manufacturing and component supply is costly, time consuming and difficult. If we are unable to procure the components in a timely basis, we may not be able to meet our customer demands and thereby materially and adversely affect our business and operations, and as a result impact our financial condition and results of operations.

24. Managing the supply of products and component inventory is complex. Insufficient inventories may result in lost sales opportunities or delayed revenue while excess inventory may impact our gross margin.

The Company, contract manufacturers, and original design manufacturers purchase components to build products based upon our forecasts and demand for our products. In order to reduce manufacturing lead-times and plan for sufficient component supply, from time to time we will purchase components and product that are non-cancelable and non-returnable, or commit to purchase certain volumes of products.

Certain materials and components used in our products are periodically subject to supply shortages and our business is subject to delays in delivery and the risk of higher prices. During periods of high demand and supply shortages from our suppliers we may experience component shortages. We have experienced some supply shortages for components and finished goods as COVID 19 has spread as factories and businesses temporarily closed and restrictions on public movement of people and goods resulted in a delay in production for certain components and finished goods products. Any failure to obtain key components to meet our product roadmaps or customer demand may (i) require us to obtain a replacement supply of satisfactory quality which may be difficult, time-consuming, or costly, (ii) force us to redesign or end-of-life certain products, (iii) delay manufacturing, (iv) require us to make large last-time buys based on speculative long-term forecasts in excess of our short-term needs, holding materials and components or finished products in inventory for extended periods of time, or (v) being unable to meet customer demand. If we are unable to obtain components from third party suppliers in the quantities and quality that we require, on a timely basis, and at the prices required, then we may not be able to deliver our products on time, in a cost effective manner, which would harm our business.

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

Our inventory management systems and supply chain visibility tools may not enable us to accurately forecast and manage the supply of our products and components. If we determine that we have excess supply, we may have to reduce prices or write down inventory. Alternatively, insufficient supply levels may lead to a shortage of products to sell and less revenue.

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

We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of price fluctuations for oil, gold, copper, and other materials and components in the U.S. and around the world, which could negatively affect our profitability or market share. If we are unable to pass cost increases on to our customers or achieve operating efficiencies that offset any increases, our business, financial condition, and results of operations may be materially negatively affected.

25. Our financial performance may be impacted if we fail to manage our channel inventory.

Our channel inventory management is complex, as we sell products through our global channel network which includes distributors, direct and indirect resellers, network and systems integrators, service providers, wireless carriers, and mass merchants. The Company must manage both Company owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand, pricing challenges, and analyzing point of sales information regarding sales to resellers and end users that our channel partners provide. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages, or in limited cases, may cancel orders or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. The Company’s reliance upon our global channel network may reduce our visibility into inventory quantities, demand and pricing trends, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may need to reduce our prices and write down inventory. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for grey market sales.

26. Our new and evolving service offerings are strategically important to our future growth and profitability and our business may be harmed or our revenues and profitability materially hurt if we fail to successfully bring new offerings to market.

Our future growth and profitability are tied to our ability to successfully bring to market new and innovative services offerings like Poly Lens, our cloud management and insights solution. We are investing significant time, resources and money into our services offerings without expectation that they will provide material revenue in the near term and without any assurance they will succeed. Moreover, we expect that as we continue to explore, develop and refine new offerings they will continue to evolve, may not generate sufficient interest by end customers, may create channel conflicts with our existing hardware distribution partners, and we may be unable to compete effectively, generate significant revenues or achieve or maintain acceptable levels of profitability.

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

27. Our business could be negatively impacted if we lose the benefit of the services of key personnel or if we fail to attract, motivate and retain talented new personnel.

Our success depends to a large extent upon the services of a limited number of executive officers and other key employees. The loss of the services of one or more of our executive officers or key employees, whether or not anticipated, could negatively impact our business, financial condition, and results of operations. We also believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled technical, management, sales, and marketing personnel. Competition for such personnel is intense and the salary, benefits and other costs to employ the right personnel may make it difficult to achieve our financial goals. Consequently, we may not be successful in attracting, motivating and retaining such personnel, and our failure to do so could have a negative effect on our business, operating results, or financial condition.

28. Our ability to process purchase orders and ship products in a timely manner depends on our information technology (IT) systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our manufacturing systems, which enables us and our supply chain to build and ship products. If these systems fail or are interrupted, our processes may operate at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. Any systems failure or interruptions during the transition may impair communications with our manufacturers and customers, and, therefore, adversely affect our ability to build and ship our products. If our systems, the systems and processes of those third parties, or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.

29. As we focus on growth opportunities, we are divesting or discontinuing non-strategic product categories and pursuing strategic acquisitions and investments, which could have an adverse impact on our business.

We continue to review our product portfolio and address our non-strategic product categories and products through various options including divestiture and cessation of operations like the sale of our consumer gaming assets under the RIG brand in 2020 and our Clarity division in 2017. If we are unable to execute divestitures on favorable terms or if realignment is costlier or more distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

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

Moreover, any acquisitions may not be successful in achieving our desired strategic, product, financial or other objectives or expectations, which would also cause our business to suffer. Opposition to one of more acquisitions could lead to negative ratings by analysts or investors, give rise objections by one or more stockholders or result in shareholder activism, any of which could harm our stock price. (See the risk factor, “Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock” below). Acquisitions can also lead to large non-cash charges that can have a negative impact on our results of operations as a result of write-offs for items such as future impairments of intangible assets and goodwill or the recording of stock-based compensation.

30. Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock.
We may be the target of strategic or competitive buyers, private equity investors and activist stockholders from time to time. Responding to actions by potential buyers, investors and activist stockholders, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests, is costly and time-consuming, disrupts our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism, that do not necessarily reflect the underlying fundamentals and prospects of our business.

31. We are regularly subject to a wide variety of litigation including commercial and employment litigation as well as claims related to alleged defects in the design and use of our products.

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

For instance, we have been sued by employees regarding our employment practices and business partners regarding contractual rights and obligations. Efforts to consolidate operations subsequent to the acquisitions such as our Acquisition of Polycom in July 2018 through reductions in force, rationalization of sales channels, and vendor and supplier reductions increase the likelihood of litigation and the diversion of management time and energy. We have also been sued by a competitor, GN Netcom, Inc., regarding alleged violations of certain laws regulating competition and business practices, which lawsuit is more specifically described in Part II, Item 8, Note 9 (Commitments and Contingencies) of this Annual Report on Form 10-K. Should GN's appeal be successful, in whole or in part, we could be required to incur additional litigation fees and expenses, be subject to material damages and penalties and management's attention could be diverted, all of which could materially harm our results of operations.

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

32. Our intellectual property rights could be infringed on by others, and we may infringe on the intellectual property rights of others resulting in claims or lawsuits. Even if we prevail, claims and lawsuits are costly and time consuming to pursue or defend and may divert management's time from our business.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective protection and enforcement of our intellectual property rights may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. Patents may not be issued in response to our applications, and any that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be countersued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, existing patents, copyright registrations, trademarks, trade secrets and domain names may not provide competitive advantages or be adequate to safeguard and maintain our rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, our business, financial condition, and results of operations could be negatively affected.

Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights. These claims or allegations may relate to intellectual property that we develop or that is incorporated in the materials or components provided by one or more suppliers. As we have grown, intellectual property rights claims against us and our suppliers have increased. There has also been a general trend of increasing intellectual property infringement claims against corporations that make and sell products. Our products, technologies and the components and materials contained in our products may be subject to certain third-party claims and, regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. Many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. To the extent claims against us or our suppliers are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products or materials or components included in those products, which may significantly increase our operating expenses. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a negative impact on our operating results.

33. We are subject to other legal and compliance risks that could have a material impact on our business.

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

34. We must comply with various regulatory requirements, and changes in or new regulatory requirements that may adversely impact our gross margins, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived technical quality of our products are negatively impacted.

Our products must meet existing and new requirements set by regulatory authorities in each jurisdiction in which we sell them. For example, certain of our products must meet local phone system standards and certain of our wireless products must work within existing permitted radio frequency ranges.

As regulations and local laws change, new regulations are enacted, and competition increases, we may need to modify our products to address those changes, increasing the costs to design, manufacture, and sell our products, and thereby decreasing our margins or demand for our products if we attempt to pass along the costs. Regulations may also negatively affect our ability to procure or manufacture raw materials and components necessary for our products. Compliance with regulatory restrictions may impact the actual or perceived technical quality and capabilities of our products, reducing their marketability. In addition, if the products we supply to various jurisdictions fail to comply with the applicable local or regional regulations, if our customers or merchants transfer products into unauthorized jurisdictions or our products interfere with the proper operation of other devices, we or end users purchasing our products may be responsible for the damages that our products cause; thereby causing us to alter the performance of our products, pay substantial monetary damages or penalties, cause harm to our reputation, or cause other adverse consequences.

35. Our success depends upon our ability to effectively plan, manage our resources and restructure our business through fluctuating economic and market conditions, and such actions may have an adverse effect on our financial and operating results.

Our success depends on our ability to offer our products and services in a rapidly evolving market and requires effective planning, forecasting, and management to enable us to scale effectively and adjust our business and business models in response to fluctuating market opportunities and conditions. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.

From time to time, we increase investment in our business by, for example, increasing headcount, acquiring companies, and investing more into R&D, sales and marketing, and other parts of our business. Conversely, the Company may restructure our organization to align our workforce and increase operational efficiencies. This includes workforce reductions and contract terminations. For example, we assess our operating performance against our operating goals, evaluate opportunities for improvement, and ability to further align our workforce. Some of our expenses are fixed costs that cannot be rapidly or easily adjusted in response to business fluctuations. Changes in the size, alignment or organization of our workforce, including sales account coverage, have adversely affected our ability to develop and deliver products and services as planned or impair our ability to realize our current or future business and financial objectives. Further, our ability to achieve the anticipated cost savings and other benefits from our restructuring initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we are unsuccessful at implementing changes, or if other unforeseen events occur, our business and results of operations could be negatively impacted.

36. We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

Fluctuations in foreign currency exchange rates impact our revenues and profitability because we report our financial statements in U.S. Dollars (“USD") and purchase a majority of our component parts from our supply chain in USD, whereas a significant portion of our sales are transacted in other currencies, particularly the Euro and the British Pound Sterling ("GBP"). If the USD strengthens further, it could further harm our financial condition and operating results in the future. Furthermore, fluctuations in foreign currency rates impact our global pricing strategy, which may result in our lowering or raising selling prices in one or more currencies to minimize disparities with USD prices and to respond to currency-driven competitive pricing actions. Should the dollar remain strong or strengthen further against foreign currencies, principally the Euro and the GBP, we may be compelled to raise prices for customers in the affected regions. Price increases may be unacceptable to our customers who could choose to replace our products with less costly alternatives in which case our sales and market share could be adversely impacted. If we reduce prices to stay competitive in the affected regions, our profitability may be harmed.

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

Although we hedge currency exchange rate exposures we deem material, changes in exchange rates may nonetheless still have a negative impact on our financial results. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, decisions and actions of central banks and political developments.

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

37. Our corporate re-branding could cause confusion and harm our reputation, harming our business and results of operations.

In March 2019 we announced the re-branding of our company as “Poly.” As part of the effort, we adopted a new corporate brand identity and began efforts to promote the relaunch of the combined company. As we adopt and advertise our new brand, our customers, suppliers and the marketplace in general may not embrace the change, or it may cause confusion or it may take time to rebuild our reputation, name recognition and goodwill with our customers, suppliers and end users.  Moreover, our re-branding may adversely impact our ability to import and export products into one of more jurisdictions or create uncertainty with our customers (particularly with their ordering and accounts payable processes), which could harm our sales or delay our collections, thereby adversely affecting our business, financial condition or results of operations.

38. The success of our business depends heavily on our ability to effectively market our products, and our business could be materially adversely affected if markets do not develop as expected or we are unable to compete successfully.

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

•
the market success of major platform providers and strategic partners such as Microsoft and Zoom, and our influence over such providers with respect to the functionality of their platforms and product offerings, their rate of deployment, their certification requirements, and their willingness to integrate their platforms and product offerings with our solutions, is limited. For example, Microsoft’s decision to transition from Lync to Skype for Business in early fiscal year 2016, and most recently from Skype for Business to Teams has proved to be a significant market transition that caused end customers to pause their deployment schemes or schedules while they assessed the implications of Microsoft’s decision;

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

If our investments in, and strategic focus on, enterprise products and UC&C products in particular, do not generate incremental revenue, our business, financial condition, and results of operations could be negatively affected.

39. A significant amount of our revenues are generated, and the majority of our product manufacturing and packaging occurs internationally, which subjects our business to risks of international sales, operations and trade.

International sales and manufacturing, marketing and sales expenses represent a significant portion of our revenues and operating expenses. In fiscal year 2020, international revenues represented 52% of our total revenues. International sales and operations are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

•	unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union commonly referred to as Brexit;

•	the impact of changes in our international operations, including changes in key personnel;

•
compliance with global anti-corruption laws such at the United States’ Foreign Corrupt Practices Act and United Kingdom’s Bribery Act, which may be exacerbated by cultural differences in the conduct of business in various regions;

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
40. Cyber attacks on our networks, actual or perceived security vulnerabilities in our products and services, physical intrusion into our facilities, and loss of critical data and proprietary information could have a material negative impact on our business and results of operations.
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
Although we take physical and cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience attacks of varying degrees in the conduct of our business. Cyber attackers tend to target the most popular products, services and technology companies, which can include our products, services or networks. As a result, our network is subject to unauthorized access, viruses, embedded malware and other malicious software programs.  In addition, outside parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our employee, vendor or customer data. Unauthorized access to our network, data or systems could result in disclosure, modification, misuse, loss, or destruction of company, employee, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.
Any breaches or unauthorized access could ultimately result in significant legal and financial exposure, litigation, regulatory and enforcement action, and loss of valuable company intellectual property.  Affected parties or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.  Such breaches could also cause damage to our reputation, impact the market’s perception of us and of the products and services that we offer, and cause an overall loss of confidence in the security of our products and services, resulting in a negative impact on our business, revenues and results of operations, as well as customer attrition.
In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant and impact margins. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks, systems, or our products, which change frequently and often are not detected immediately by existing anti-virus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber attacks or security breaches.
Other risks that may result from interruptions to our business due to cyber attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

41. Regulation and unauthorized disclosure of customer, end-user, business partner and employee data could materially harm our business and subject us to significant reputational, legal and operational liabilities.

We are subject to an innumerable and ever-increasing number of global laws relating to the collection, use, retention, security, and transfer of personally identifiable information about our customers, end-users of our products, business partners and employees globally. Data protection laws may be interpreted and applied inconsistently from country to country and often impose requirements that are inconsistent with one another. In many cases, these laws apply not only to third-party transactions, but also to transfers of information internally and by and between us and other parties with whom we have commercial relations. These laws continue to develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products and services we offer including, without limitation, our software-as-a-service.

Regulatory scrutiny of privacy, data protection, use of data and data collection is increasing on a global basis. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business and violations of privacy-related laws can result in significant damages, fines and penalties.  For instance, in Europe, the General Data Protection Regulation (“GDPR”) was adopted in 2016 and became fully effective on May 25, 2018 and the California Consumer Privacy Act was enacted on June 28, 2018 and became fully effective on January 1, 2020.

Privacy laws may affect our ability to reach current and prospective customers, to respond to both enterprise and individual customer requests under the laws (such as individual rights of access, correction, and deletion of their personal information), and to implement our business models cost effectively.

Complying with privacy laws, regulations, or other obligations relating to privacy, data protection, or information security have caused and will continue to cause us to incur substantial operational costs and may require us to periodically modify our data handling practices. Moreover, compliance may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise impact our business, financial condition and operating results.

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

42. We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing processes or the recycling of all or a portion of the components of our products. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country in a manner that creates environmental liability with respect to our facilities, operations, or products.  We may also be required to implement new or modify existing policies, processes and procedures to meet such environmental laws. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. To the extent any new or modified policies, processes or procedures are difficult, time-consuming or costly to implement. we may incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted

43. Our largest stockholder has interests which may differ from those of our other stockholders, and sales by that shareholder into the market could impact the price of our common stock.

As a consequence of our Acquisition of Polycom, we issued approximately 6.352 million shares of our common stock to Triangle Private Holdings II, LLC ("Triangle"), an entity indirectly controlled by Siris Capital Group, LLC ("Siris"), which, at such time, was equivalent to approximately 16% of our issued and outstanding shares. In addition, we entered into a Stockholder Agreement on July 2, 2018 (the “Stockholder Agreement”) with Triangle pursuant to which we appointed two individuals selected by Triangle to our board of directors. On February 10, 2020, the board of directors of the Company approved an amendment (the “Amendment”) to the Stockholder Agreement that provides that Siris and its affiliates may purchase additional shares of the Company’s common stock in open market transactions, including broker transactions or block trades, so long as immediately following any such purchase, Siris’ percentage ownership interest in the Company does not exceed 19.99%. Any shares so purchased will be deemed “Shares” under the Stockholder Agreement and Siris may request that the Company register such shares. The Amendment also provides that any such shares purchased shall be subject to a restriction on sale until the two (2) year anniversary of the date of the Stockholder Agreement. As a result of various open market and broker transactions made on February 24 and 25, 2020, Triangle purchased an additional 750,000 shares of the Company's common stock, increasing the beneficial ownership to 17.8% (based on the number of outstanding shares at such time).

The shares of our common stock issued to Triangle as a result of the Polycom Acquisition and the additional purchases made in February 2020 has and will continue to dilute our earnings per share and has made Triangle our largest single stockholder. The interests of Triangle, Siris and its other affiliated entities and individuals may differ from the interests of other holders of our common stock. Siris also holds, or in the future may hold, interests in other companies, that may compete with us, and the director representatives of Triangle are generally not required to present to us corporate opportunities such as potential acquisitions or new clients.

Triangle is permitted to sell up to one-third of our shares issued pursuant to the Acquisition on July 2, 2019, up to two-thirds of their shares as of January 2, 2020 and all of the shares after July 2, 2020.  The average daily trading volume of our stock is limited, and any resale of the shares held by Triangle will increase the number of shares of our common stock available for public trading, which may depress the price of our stock.  Additionally, the sale by Triangle or their successors of all or a substantial portion of the shares in the public market, or the perception that such sales may occur, could impact the price of our common stock.

44. We cannot guarantee we will continue to repurchase our common stock pursuant to stock repurchase programs or that we will pay dividends at historic rates or at all.

We have a history of recurring stock repurchase programs and payment of quarterly dividends. On April 15, 2020, the board of directors of the Company voted to suspend payment of quarterly dividends. Any determination to resume payments of pay cash dividends at recent rates or at all, or authorization or continuance of any share repurchase programs is contingent on a variety of factors, including our financial condition, results of operations, business requirements, and our board of directors' continuing determination that such dividends or share repurchases are in the best interests of our stockholders and in compliance with all applicable laws and agreements.

Failure to repurchase stock or pay cash dividends, or defer debt repayments could cause the market price of our common stock to decline. The discontinuance of, or lack of activity to repurchase stock or pay a dividend could also result in a lower market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California which provides 151,535 square feet of available space. We also own one building in Tijuana, Mexico with 792,304 square feet of space used for Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and Technical Assistance Center ("TAC"). Additionally, we own a building in Hoofddorp, Netherlands with 38,007 square feet of space used for Executive Briefing Center, Sales, Marketing, Administration, and TAC. We lease and sublease office space in the Americas, which is comprised of the United States and Mexico; EMEA, which is comprised of Europe, the Middle East and Africa; and Asia Pacific, which is comprised of China, India, Thailand and Singapore. The following table presents the location and square footage of our leased office space as of March 28, 2020:

Location	Square footage
Americas	590,271
EMEA	113,038
Asia Pacific	315,473
Total	1,018,782

We believe our existing facilities, including both owned and leased properties, are in good condition and suitable for our current business needs. We also believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. For additional information about our material legal proceedings, please see Note 9, Commitments and Contingencies, of the accompanying Notes to Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT”.

Holder of Common Stock

As of June 3, 2020, there were approximately 45 holders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.

Stock Performance

The graph below compares the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NYSE Stock Market Index and a peer group index for the period commencing on the morning of March 28, 2015 and ending on March 28, 2020. The information contained in the performance graph shall not be deemed to be "soliciting material" or be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on the morning of March 28, 2015 in our common stock (based on price at the close of trading on March 28, 2015) and in each index (based on prices at the close of trading on March 27, 2015), and that dividends, if any, were reinvested. The measurement date used for our common stock is the last day of our fiscal year for each period shown.

Past performance is no indication of future value, and stockholder returns over the indicated period should not be considered indicative of future returns.

	Fiscal Years Ended
	March 28,	April 2,	April 1,	March 31,	March 30,	March 28,
	2015	2016	2017	2018	2019	2020
Plantronics, Inc.	$100.00	$73.86	$102.78	$116.04	$89.56	$21.00
NASDAQ/NYSE American/NYSE (US Companies)	$100.00	$91.99	$103.57	$112.09	$110.31	$84.02
NASDAQ/NYSE American/NYSE Stocks (SIC3660-3669 US Comp) Communications Equipment	$100.00	$97.30	$116.77	$139.08	$170.11	$143.46

Share Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of Fiscal Year 2020:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
December 29, 2019 to January 25, 2020	1,379	[4]	N/A	—	1,369,014
January 26, 2020 to February 22, 2020	5,413	[4]	N/A	—	1,369,014
February 23, 2020 to March 28, 2020	2,041	[4]	N/A	—	1,369,014

[1]
On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

[2]	"Average Price Paid per Share" reflects only our open market repurchases of common stock.

[3]	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

[4]	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

Refer to Note 13, Common Stock Repurchases, of the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for more information regarding our stock repurchase programs.

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

	Fiscal Year Ended
	March 28, 2020[4]	March 30, 2019[3]	March 31, 2018[2]	April 1, 2017	April 2, 2016[1]

STATEMENT OF OPERATIONS DATA:
Net revenues	$1,696,990	$1,674,535	$856,903	$881,176	$856,907
Operating income (loss)	$(804,055)	$(109,295)	$123,501	$125,076	$108,041
Operating margin	(47.4)%	(6.5)%	14.4%	14.2%	12.6%
Income (loss) before taxes	$(896,583)	$(185,692)	$100,227	$101,665	$82,176
Net income (loss)	$(827,182)	$(135,561)	$(869)	$82,599	$68,392
Basic earnings (loss) per share	$(20.86)	$(3.61)	$(0.03)	$2.56	$2.00
Diluted earnings (loss) per share	$(20.86)	$(3.61)	$(0.03)	$2.51	$1.96
Cash dividends declared per common share	$0.45	$0.60	$0.60	$0.60	$0.60
Shares used in basic per share calculations	39,658	37,569	32,345	32,279	34,127
Shares used in diluted per share calculations	39,658	37,569	32,345	32,963	34,938
BALANCE SHEET DATA:
Cash, cash equivalents, and short-term investments	$225,720	$215,841	$659,974	$480,149	$395,317
Total assets	$2,257,174	$3,116,535	$1,076,887	$1,017,159	$933,437
Long-term debt, net of issuance costs	$1,621,694	$1,640,801	$492,509	$491,059	$489,609
Other long-term obligations	$242,471	$225,818	$105,894	$26,774	$23,994
Total stockholders' equity	$(82,816)	$721,687	$352,970	$382,156	$312,399
OTHER DATA:
Cash provided by operating activities	$78,019	$116,047	$121,148	$139,387	$150,409

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

3
Our consolidated financial results for Fiscal Year 2019 includes the financial results of Polycom from July 2, 2018, including impacts of accounting for the Acquisition such as amortization of purchased intangibles, deferred revenue fair value adjustment, inventory fair value adjustment, acquisition and integration costs, and restructuring costs. For more information regarding the Acquisition, refer to Note 4, Acquisition of the accompanying Notes to Consolidated Financial Statements.

[4]
Our consolidated financial results for Fiscal Year 2020 includes a non-cash impairment charge of $179.6 million to intangible assets and property, plant, and equipment related to long-lived assets in the voice asset group, as well as a non-cash impairment charge of $483.7 million to goodwill related to an overall decline in the Company’s earnings and a sustained decrease in its share price. Refer to Note 8, Goodwill and Purchased Intangible Assets of the accompanying Notes to Consolidated Financial Statements

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for Fiscal 2020 compared to Fiscal 2019 is presented under Results of Operations in this Form 10-K. Discussions regarding our financial condition and results of operations for Fiscal 2019 compared to Fiscal 2018 have been omitted from this Annual Report on Form 10-K, but can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019, filed with the SEC on May 17, 2019, which is available free of charge on the SEC's website at sec.gov and on our website at www.poly.com.

This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward Looking Information" and "Risk Factors" above for discussions of the uncertainties, risks, and assumptions associated with these statements.  Our fiscal year-end financial reporting periods end on the Saturday closest to March 31st.  Fiscal Years 2020, 2019, and 2018 each had 52 weeks and ended on March 28, 2020, March 30, 2019, and March 31, 2018 respectively.

OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions. Poly combines legendary audio expertise and powerful video and conferencing capabilities to overcome the distractions, complexity and distance that make communication in and out of the workplace challenging. Our major product categories are Headsets, which includes wired and wireless communication headsets; Voice, Video, and Content Sharing Solutions, which includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, conference room phones, and video conferencing solutions and peripherals, including cameras, speakers, and microphones. All of our solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain deep understanding of user behavior. In addition, we have a broad portfolio of Services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration.

On July 2, 2018, we completed our Acquisition of all of the issued and outstanding shares of capital stock of Polycom for approximately $2.2 billion in stock and cash. As a result, on that date we also became a leading global provider of open, standards-based Unified Communications & Collaboration ("UC&C") endpoints for voice, video, and content sharing, and a comprehensive line of support and services for the workplace under the Polycom brand.

Our consolidated financial results for Fiscal Year 2019, includes the financial results of Polycom from July 2, 2018 or three quarters compared to full year financial results in Fiscal Year 2020 and therefore the results discussed below are not directly comparable. For more information regarding the Acquisition, refer to Note 4, Acquisition, of the accompanying Notes to Consolidated Financial Statements.

Total Net Revenues (in millions)

Compared to the prior year, net revenues increased 1.3% to $1.7 billion. The increase in net revenues was primarily related to the Acquisition, which was partially offset by declines in sales of Headset products. As a result of purchase accounting, a total of $34.0 million of deferred revenue that otherwise would have been recognized in fiscal year 2020 was excluded from annual net revenues of approximately $1.7 billion.

The table below summarizes net revenues for the Fiscal Years ended March 28, 2020, and March 30, 2019 by operating segment and product categories:

(in thousands, except percentages)	Fiscal Year Ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
Product Segment:
Headsets	773,186	910,699	(137,513)	(15.1)%
Voice [1]	377,059	344,586	32,473	9.4%
Video [1]	282,491	255,485	27,006	10.6%
Total Product Segment	$1,432,736	$1,510,770	$(78,034)	(5.2)%
Services Segment[2]	264,254	163,765	100,489	61.4%
Total	$1,696,990	$1,674,535	$22,455	1.3%
1 Voice and Video product net revenues presented net of fair value adjustments to deferred revenue of $1.9 million and $7.9 million for the Fiscal Year ended March 28, 2020, and March 30, 2019, respectively.
2 Services net revenues presented net of fair value adjustments to deferred revenue of $32.1 million and $76.9 million for the Fiscal Year ended March 28, 2020 and March 30, 2019, respectively.

Operating Loss (in millions)

Operating loss increased from the prior year to $(804.1) million or (47.4)% of net revenues, driven primarily by a non-cash impairment charge of $179.6 million related to our intangible assets and property, plant, and equipment in the Voice asset group, as well as a non-cash goodwill impairment charge of $483.7 million to its Voice and Video reporting units as a result of an overall decline in the Company’s earnings and a sustained decrease in its share price. The impairment assessment was further complicated by the impact of COVID-19.

Our strategic initiatives are primarily focused on driving revenue growth through our end-to-end portfolio of audio and video endpoints, including headsets, desktop phones, conference room phones, and video collaboration solutions. The Acquisition of Polycom has positioned us as a global leader in communications and collaboration endpoints, has allowed us to target the faster-growing market categories, such as Huddle Rooms and work-from-home products, and is allowing us to capture opportunities through data analytics and insight services across a broad range of communications endpoints. Our ability to provide comprehensive solutions to communicate challenges in the marketplace distinguishes us from our competitors and better positions us with our channel partners, customers and strategic alliance partners, which we believe will drive profitable revenue growth.

Within the enterprise market, we anticipate the key driver of growth over the next few years will be the continued adoption of UC&C solutions. We believe enterprises are increasing their adoption of UC&C systems to reduce costs, improve collaboration, and migrate to more capable and flexible technology. In addition, with increased demand for tele-services, mobile connections, and remote work styles, we believe that our UC&C portfolio will continue to offer the solutions necessary to fulfill these evolving needs. We expect that the growth of UC&C solutions will increase overall product adoption in enterprise and work-from-anywhere environments.

In addition to enabling us to provide comprehensive solutions to drive growth over the long-term, the Acquisition also is allowing us to reevaluate our business, focus resources and efforts on our enterprise strategic initiatives, and to continue to drive operational efficiencies. One of the outcomes of this process led to our announcement in the first quarter of Fiscal Year 2020 that we had started considering strategic alternatives for our Consumer Product portfolio. As a result, in the third quarter of Fiscal Year 2020, this optimization work resulted in charges of $10.4 million related to inventory reserves and supplier liabilities for excess and obsolete inventory. In addition, we recognized $5.4 million of restructuring and other charges related to our Consumer Product portfolio optimization efforts. In the fourth quarter of Fiscal Year 2020, we completed the sale of our gaming product portfolio and recognized an immaterial gain in operating expense.

Additionally, our consolidation efforts have led to material integration-related cost and expense savings. The majority of these savings are being realized in our operations group where efficiencies in our manufacturing operations and supply chain have helped to reduce our time to market. Simultaneously, we have started to announce and release a number of new and refreshed product offerings in support of our end-to-end strategic initiatives.

We remain cautious about the macroeconomic environment, based on uncertainty around trade and fiscal policy in the U.S. and internationally and broader economic uncertainty in many parts of Europe and Asia Pacific, which makes it difficult for us to gauge the economic impacts on our future business. Additionally, as a result of the COVID-19 global pandemic, we experienced supply chain disruptions, including our ability to manufacture products in our Tijuana, Mexico facility for a short time. We continue to experience difficulty sourcing component parts from our contract manufacturers and we are working with our supply chain and dual source partners to take the necessary steps to mitigate disruption of supply, however there can be no assurance that the ongoing disruptions due to COVID-19 will be resolved in the near term. We furthermore intend to continue monitoring our expenditures, including opportunities to streamline our workforce, tools and processes, and continue to prioritize expenditures that further our strategic long-term growth opportunities, and go to market initiatives under a unified Poly brand.

RESULTS OF OPERATIONS

We group our operations into two reportable segments: Products and Services. Our Products segment consists of Headsets, Voice, and Video product categories and our Services segment consists of support, professional, managed and cloud services and solutions.

Our consolidated financial results for Fiscal Year 2019 includes the financial results of Polycom from July 2, 2018, or three quarters compared to full year financial results in Fiscal Year 2020. Therefore, the results of operations discussed below are not directly comparable.

The following graphs display net revenues by segment for Fiscal Years 2020, 2019, and 2018:

Net Revenues (in millions)

Revenue by Segment (percent)

Products

Net revenues decreased in Fiscal Year 2020 compared to the prior fiscal year primarily due to the Headset product category. While we saw record demand for headsets during our fourth quarter of Fiscal Year 2020, we experienced annual declines across nearly all product lines including non-UC&C enterprise headsets, gaming headsets, mono Bluetooth headsets, and stereo Bluetooth headsets. The declines were the result of several factors, including product transitions, sales integration and channel consolidation issues, Microsoft Skype to Teams transition, trade and tariff issues in China, and other factors. In addition, the Company made the decision to reduce channel inventories in the third and fourth quarter to optimize inventory levels by reducing sales into our distributors in the following quarters. Additionally, as communicated, the Company determined that it would focus its headset sales on enterprise headsets and would optimize its consumer inventory while selling its gaming headset assets. The decreases were partially offset by increases in our Voice and Video product categories as a result of their being four quarters of revenue in Fiscal Year 2020 compared to three quarters of revenue in Fiscal Year 2019.

Services

Net revenues increased in Fiscal Year 2020 compared to the prior fiscal year primarily due to the Acquisition and a decline in deferred revenue excluded due to purchase accounting.

The following graphs display net revenues by domestic and international split, as well as by percentage of total net revenue by major geographic region:

Geographic Information (in millions)

Revenue by Region (percent)

As a percentage of total net revenues, U.S. net revenues increased in Fiscal Year 2020 from Fiscal Year 2019 due primarily to the Service, Voice, and Video product categories introduced as a result of the Acquisition. This increase was partially offset by continued declines in our Headset sales. Our Headset product revenues experienced declines across nearly all product lines, including non-UC&C Enterprise headsets, gaming headsets, stereo Bluetooth headsets, and mono Bluetooth headsets. These declines were partially offset by growth in UC&C Headset product revenues.

International net revenues increased in Fiscal Year 2020 from Fiscal Year 2019 due primarily to the Service and Video product categories introduced as a result of the Acquisition. This increase was mostly offset by continued declines in our Headset sales. Our Headset product revenues experienced declines across nearly all product lines, including non-UC&C Enterprise headsets, mono Bluetooth headsets, gaming headsets, and stereo Bluetooth headsets. Our Voice product category also experienced year-over-year declines. These declines were partially offset by growth in UC&C Headset product revenues.

Fiscal Year 2020 net revenues were also unfavorably impacted by fluctuations in exchange rates which resulted in a decrease of approximately $14.7 million in net revenues (net of the effects of hedging).

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct manufacturing and contract manufacturer costs, warranty costs, freight duties, excess and obsolete inventory costs, royalties, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Products:
Net revenues	$1,432,736	$1,510,770	$(78,034)	(5.2)%	$1,510,770	$856,903	$653,867	76.3%
Cost of revenues	1,049,826	902,625	147,201	16.3%	902,625	417,788	484,837	116.0%
Gross profit	$382,910	$608,145	$(225,235)	(37.0)%	$608,145	$439,115	$169,030	38.5%
Gross profit %	26.7%	40.3%			40.3%	51.2%
Services:
Net revenues	$264,254	$163,765	$100,489	61.4%	$163,765	$—	$163,765	100.0%
Cost of revenues	94,929	77,771	17,158	22.1%	77,771	—	77,771	100.0%
Gross profit	$169,325	$85,994	$83,331	96.9%	$85,994	$—	$85,994	100.0%
Gross profit %	64.1%	52.5%			52.5%	—%
Total:
Net revenues	$1,696,990	$1,674,535	$22,455	1.3%	$1,674,535	$856,903	$817,632	95.4%
Cost of revenues	1,144,755	980,396	164,359	16.8%	980,396	417,788	562,608	134.7%
Gross profit	$552,235	$694,139	$(141,904)	(20.4)%	$694,139	$439,115	$255,024	58.1%
Gross profit %	32.5%	41.5%			41.5%	51.2%

Products

Compared to the prior fiscal year, gross profit as a percentage of net revenues decreased in fiscal year 2020, due primarily to impairment charges to intangible assets and property, plant, and equipment related to long-lived assets in the voice asset group, fixed cost items spread over lower net revenues, an increase in channel partner incentives, unfavorable currency movements, and inventory-related reserves taken during the third quarter in connection with the optimization of our Consumer product portfolio. Partially offsetting these unfavorable items were material cost reductions as a result of in-sourcing certain products and the non-recurrence of an inventory fair value adjustment in the prior year resulting from the Acquisition.

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

Services

The gross profit as a percentage of net revenues increased primarily due to the decrease in deferred revenue fair value adjustment when compared to prior year as a result of the Acquisition.

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Research, development and engineering	$218,277	$201,886	$16,391	8.1%	$201,886	$84,193	$117,693	139.8%
% of total net revenues	12.9%	12.1%			12.1%	9.8%

The increase in research, development, and engineering expenses in Fiscal Year 2020 compared to Fiscal Year 2019 was primarily due to the inclusion of Polycom operating expenses for the fiscal year, partially offset by lower compensation expense driven by reduced variable compensation and cost reductions from our restructuring actions.

Selling, General, and Administrative

Selling, general, and administrative expense consists primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Selling, general and administrative	$595,463	$567,879	$27,584	4.9%	$567,879	$229,390	$338,489	147.6%
% of total net revenues	35.1%	33.9%			33.9%	26.8%

The increase in selling, general, and administrative expenses in Fiscal Year 2020 compared to Fiscal Year 2019 was primarily due to the inclusion of Polycom operating expenses for the fiscal year, and partially offset by lower compensation expense driven by reduced variable compensation and cost reductions from our restructuring actions.

Impairment of Goodwill and Long-lived Assets

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Impairment of goodwill and long-lived assets	$489,094	$—	$489,094	100.0%	$—	$—	$—	—%
% of total net revenues	28.8%	—%			—%	—%

The increase in impairment of goodwill and long-lived assets in Fiscal Year 2020 compared to Fiscal Year 2019 was primarily due to a goodwill impairment charge of $483.7 million and long-lived asset impairment charge of $5.4 million as a result of the overall decline in our earnings and a sustained decrease in our share price. Refer to Note 8, Goodwill and Purchased Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

(Gain) Loss from Litigation Settlements

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
(Gain) loss, net from litigation settlements	$(721)	$975	$(1,696)	(173.9)%	$975	$(420)	$1,395	332.1%
% of net revenues	—%	0.1%			0.1%	—%

During Fiscal Year 2020, we recognized immaterial gains from litigation compared to immaterial losses from litigation in Fiscal Year 2019. Refer to Note 9, Commitments and Contingencies, of the accompanying Notes to Consolidated Financial Statements.

Restructuring and Other Related Charges

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Restructuring and other related charges	$54,177	$32,694	$21,483	65.7%	$32,694	$2,451	$30,243	1,233.9%
% of net revenues	3.2%	2.0%			2.0%	0.3%

During Fiscal Year 2020 restructuring and other related charges increased, due primarily to restructuring actions initiated during the period to streamline our global workforce and achieve planned synergies. For more information regarding restructuring activities, refer to Note 11, Restructuring and Other Related Charges (Credits), of the accompanying Notes to Consolidated Financial Statements.

Interest Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Interest expense	$(92,640)	$(83,000)	$(9,640)	(11.6)%	$(83,000)	$(29,297)	$(53,703)	(183.3)%
% of net revenues	(5.5)%	(5.0)%			(5.0)%	(3.4)%

The increase in interest expense in Fiscal Year 2020 compared to Fiscal Year 2019 was primarily due to interest incurred on our Credit Facility Agreement entered into in connection with the Acquisition. Refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements.

Other Non-Operating Income and (Expense), Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Other non-operating income and (expense), net	$112	$6,603	$(6,491)	(98.3)%	$6,603	$6,023	$580	9.6%
% of net revenues	—%	0.4%			0.4%	0.7%

During Fiscal Year 2020 other non-operating income and (expense), net decreased primarily due to lower interest income as our investment portfolios were liquidated during the First Quarter of Fiscal Year 2019 to facilitate the Acquisition and sale of equity investments in the Fourth Quarter of Fiscal Year 2019.

Income Tax Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	March 28, 2020	March 30, 2019	Change		March 30, 2019	March 31, 2018	Change
Income before income taxes	$(896,583)	$(185,692)	$(710,891)	(383)%	$(185,692)	$100,227	$(285,919)	(285)%
Income tax expense (benefit)	(69,401)	(50,131)	(19,270)	(38)%	(50,131)	101,096	(151,227)	(150)%
Net income	$(827,182)	$(135,561)	$(691,621)	(510)%	$(135,561)	$(869)	$(134,692)	15,500%
Effective tax rate	7.7%	27.0%			27.0%	100.9%

The effective tax rate for Fiscal Year 2020 was lower than the previous year due to increase in pre-tax losses and benefit from internal intangible property restructuring between our wholly-owned subsidiaries to align the IP structure to our evolving operations resulting in a deferred tax benefit due to the difference in book and tax basis, partially offset by a valuation allowance recorded against U.S. deferred tax assets and stock-based compensation expense recorded following the decision in Altera Corp v. Commissioner by the U.S. Court of Appeals for the Ninth Circuit, discussed below.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the two-year period ended March 28, 2020 and Fiscal Year 2021 forecasted results in the U.S. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of March 28, 2020, a valuation allowance of $72 million was recorded against our U.S. deferred tax assets.

The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our future projections.

On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. At this time, the taxpayer is protesting the decision in an en banc rehearing in the US Court of Appeals Ninth Circuit. We have considered the issue and have recorded an $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation, partially offset by a reduction to the 2017 Tax Cuts and Jobs Act toll charge accrued in prior periods. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.

Our effective tax rate for Fiscal 2020, 2019, and 2018 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, goodwill impairment charge, income tax credits, state taxes, the Tax Act, and other factors. Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

FINANCIAL CONDITION

Operating Cash Flow (in millions)	Investing Cash Flow (in millions)	Financing Cash Flow (in millions)

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments, such as our annual bonus/variable compensation plan, interest payments on our long-term debt, product shipments during the quarter, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

Operating Activities

Compared to Fiscal Year 2019, net cash provided by operating activities during Fiscal Year 2020 decreased primarily due to lower cash collections, increased cash paid for interest on long-term debt, and an increase in cash paid for restructuring activities. These were partially offset by a decrease in cash paid for integration activities as we completed our integration of the two companies.

Investing Activities

Net cash used for investing activities during Fiscal Year 2020 primarily was used for the purchase of property, plant and equipment and was partially offset by proceeds from the sale of real property and our gaming headset product portfolio.

Net cash used for investing activities during Fiscal Year 2019 increased from the prior fiscal year primarily due to the Acquisition which closed on July 2, 2018. Refer to Note 4, Acquisition. This decrease was partially offset by the proceeds from the sales and maturities of investments.

We anticipate our capital expenditures in Fiscal Year 2021 will be approximately $25 million to $35 million, pertaining to costs associated in our manufacturing capabilities, including tooling for new products, new information technology ("IT") investments, and facilities upgrades.

We will continue to evaluate new business opportunities and new markets; as a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Financing Activities

Net cash used in financing activities during Fiscal Year 2020 primarily was used for early repayment of long-term debt, dividend payments on our common stock, and taxes paid on behalf of employees related to net share settlements of vested employee equity awards. The uses of cash were partially offset by proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP").

Net cash provided by financing during Fiscal Year 2019 increased from the prior fiscal year as a result of the proceeds received from the term loan facility which were partially offset by repayment of long-term debt, dividend payments, and repurchases of common stock during the fiscal year.

Liquidity and Capital Resources

Our primary sources of liquidity as of March 28, 2020, consisted of cash, cash equivalents, and short-term investments, cash we expect to generate from operations, and a $100 million revolving credit facility.  As of March 28, 2020, we had working capital of $209.2 million, including $225.7 million of cash, cash equivalents, and short-term investments, compared to working capital of $252.9 million, including $215.8 million of cash, cash equivalents, and short-term investments at March 30, 2019.  The decrease in working capital at March 28, 2020 compared to March 30, 2019 resulted primarily from the decline in our cash provided by operations driven by declining revenue and continued integration, restructuring activities, and interest payments on our long-term debt. Additionally, our inventories declined compared to the prior year due in part to the increased demand in the Headset product category and delays in receipts from our suppliers as a result of the COVID-19 pandemic. These decreases were partially offset by working capital increases resulting from a net decrease in accounts payable and lower accrued liabilities related to incentive compensation.

Our cash and cash equivalents as of March 28, 2020 consist of bank deposits with third party financial institutions.  We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S.  As of March 28, 2020, of our $225.7 million of cash, cash equivalents, and short-term investments, $131.1 million was held domestically while $94.7 million was held by foreign subsidiaries, and approximately 81% was based in USD-denominated instruments. As of March 28, 2020, our remaining investments were composed of Mutual Funds.

On July 2, 2018, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility that matures in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Borrowings under the Credit Agreement bear interest due on a monthly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. As of March 28, 2020, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.0 million. In Fiscal Year 2020, we prepaid $25 million of our outstanding principal on the term loan facility. For additional details, refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements.

On February 20, 2020, the Company entered into an Amendment No. 2 to Credit Agreement (the “Amendment”) by and among the Company, the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Agent”). The Amendment amended the Credit Agreement, as previously amended, to (i) increase the maximum Secured Net Leverage Ratio (as defined in the Credit Agreement) permitted under the Credit Agreement to 3.75 to 1.00 through December 26, 2020 and 3.00 to 1.00 thereafter and (ii) decrease the minimum Interest Coverage Ratio (as defined in the Credit Agreement) required under the Credit Agreement to 2.25 to 1.00 through December 26, 2020 and 2.75 to 1.00 thereafter.

Additionally, the Amendment modified the calculation of the Secured Net Leverage Ratio and the Interest Coverage Ratio solely for purposes of compliance with Sections 7.11(a) and 7.11(b) of the Credit Agreement to (i) calculate the Secured Net Leverage Ratio net of the aggregate amount of unrestricted cash and Cash Equivalents (as defined in the Credit Agreement) on the balance sheet of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) as of the date of calculation up to an amount equal to $150,000,000 and (ii) solely for purposes of any fiscal quarter ending from December 29, 2019 through December 26, 2020, increase the cap on Expected Cost Savings (as defined in the Credit Agreement) in determining Consolidated EBITDA (as defined in the Credit Agreement) to the greater of (A) 20% of Consolidated EBITDA for such Measurement Period (as defined in the Credit Agreement) (calculated before giving effect to any such Expected Cost Savings to be added back pursuant to clause (a)(ix) of the definition of Consolidated EBITDA) and (B)(x) for the period from December 29, 2019 through March 28, 2020, $121,000,000, (y) for the period from March 29, 2020 through June 27, 2020, $107,000,000 and (z) for the period from June 28, 2020 through December 26, 2020, $88,000,000.
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which become more stringent over time, including restrictions on the ability of us and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions.

As of March 28, 2020, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.0 million and had $99 million available under the revolving credit facility. We believe that through the results of our cost reduction actions and debt paydowns, we will be able to continue to meet our financial covenants. However if we are unable to meet our financial covenants, we have the ability to terminate the revolving line of credit such that the financial covenants are no longer applicable. During the fourth quarter of fiscal year 2020, the maximum secured net leverage ratio allowed under our covenants is 3.75 to 1.00. The covenant calculation provides for a number of allowable adjustments to EBITDA, including synergy cost savings and integration costs. As of March 28, 2020, our secured net leverage ratio was 2.41 to 1.00, and we were in compliance with the financial covenants. Refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the contractually specified LIBOR interest rate associated with our credit facility agreement. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. For additional details, refer to Note 16, Derivatives, of the accompanying Notes to Consolidated Financial Statements.

As of March 28, 2020, the Company had paid $13.1 million of the toll charge under the Tax Act and the remaining toll charge liability of $65.8 million will be paid over the next six years. The Company also paid a $6.9 million toll charge in October 2018 related to Polycom’s pre-acquisition toll charge. For additional details, refer to Note 17, Income Taxes, of the accompanying Notes to Consolidated Financial Statements.

From time to time, our Board of Directors ("the Board") authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board of Directors approved a 1.0 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During Fiscal Year 2020, we did not repurchase any shares of our common stock. As of March 28, 2020, there remained a total of 1,369,014 shares authorized for repurchase under the share repurchase program approved by the Board. Refer to Note 13, Common Stock Repurchases, of the accompanying Notes to Consolidated Financial Statements for more information regarding our share repurchase programs. We had no retirements of treasury stock in Fiscal Years 2020, 2019, and 2018.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. Refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements.

We may at any time and from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment of cash dividends, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under our Employee Stock Purchase Plan ("ESPP"). The Acquisition of Polycom affected our liquidity and leverage ratios and we are reducing our debt leverage ratios by prioritizing the repayment of the debt obtained to finance such Acquisition. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

On April 15, 2020, we announced that our Board of Directors authorized the suspension of the quarterly dividend in order to further preserve financial flexibility. The suspension of the quarterly cash dividend will result in approximately $25 million of annualized cash savings, which we expect to utilize for deleveraging and strengthening the balance sheet.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations, however, any projections of future financial needs and sources of working capital are subject to uncertainty, particularly in light of the uncertainty resulting from the impact of COVID-19 on our financial results.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Annual Report on Form 10-K, including the sections entitled “Certain Forward-Looking Information” and “Risk Factors” for factors that could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The terms of the agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of March 28, 2020, and March 30, 2019, we had off-balance sheet consigned inventories of $21.7 million and $47.1 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 28, 2020, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $344.5 million, including off-balance sheet consigned inventories of $21.7 million.

The following table summarizes our future contractual obligations as of March 28, 2020 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases (1)	$63,596	$24,845	$34,744	$3,342	$665
Unconditional purchase obligations	235,702	202,768	32,934	—	—
Long-term debt, including future interest on the 5.50% Senior Notes	1,744,268	27,500	55,000	514,955	1,146,813
Toll charge	65,757	5,790	40,241	19,726	—
Total contractual cash obligations	$2,109,323	$260,903	$162,919	$538,023	$1,147,478

(1)  Included in the lease obligations are sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments. Certain of these leases provide for renewal options and we may exercise the renewal options.

Operating Leases

We lease certain facilities under operating leases expiring through our Fiscal Year 2027. Certain of these leases provide for renewal options for periods ranging from one to three years and in the normal course of business, we may exercise the renewal options. In addition to the net minimum lease payments noted above, we are contractually obligated to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Included in the lease obligations acquired are Polycom’s sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments. Certain of these leases provide for renewal options and we may exercise the renewal options.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products. We provide these contract manufacturers with demand information that typically covers periods up to 13 weeks, and they use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers. Consistent with industry practice, we acquire components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 28, 2020, we had outstanding off-balance sheet third-party manufacturing and component purchase commitments of $220.4 million, which we expect to consume in the normal course of business.

Toll Charge

As of March 31, 2020, our obligation associated with the deemed repatriation toll charge is $65.8 million, which we are paying over an 8-year period in installments. For additional details regarding the Tax Act and the toll charge, refer to Note 17, Income Taxes, of the accompanying Notes to Consolidated Financial Statements.

Unrecognized Tax Benefits

As of March 28, 2020, short-term and long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $36.5 million and $4.0 million, respectively.  We are unable to reliably estimate the timing of unrecognized tax benefits, as such, they are not included in the contractual obligations table above.  On June 7, 2019, a Ninth Circuit panel reversed the United States Tax Court’s holding in Altera Corp. v. Commissioner, and upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. As a result, the Company recorded an $8.6 million discrete tax charge resulting from the cost sharing of prior stock-based compensation. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.

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

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the accompanying Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.

•	Revenue Recognition and Related Allowances

•	Inventory Valuation

•	Product Warranty Obligations

•	Income Taxes

•	Business Acquisitions

•	Goodwill, Purchased Intangibles, and Impairment

Revenue Recognition and Related Allowances

Our revenue consists of hardware, software, and services. Revenue is recognized when control for these offerings is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for products and services.

Our contracts with customers may include promises to provide multiple deliverables. Determining whether the offerings and services are considered distinct performance obligations that should be accounted for separately or as one combined performance obligation may require significant judgment. Judgment is required to determine the level of integration and interdependency between certain professional services and the related hardware and software. This determination influences whether the services are distinct and accounted for separately as a performance obligation.

Service revenue primarily includes maintenance support on hardware devices and is recognized ratably over the contract term as those services are delivered. Product, software, and certain other services are satisfied at a point in time when control is transferred or as the services are delivered to the customer.

For contracts with more than one performance obligation, the transaction price is allocated among the performance obligations in an amount that depicts the relative standalone selling price ("SSP") of each obligation. Judgment is required to determine the SSP for each distinct performance obligation. We use a range of amounts to estimate SSP when we sell each of the products and services separately and need to determine whether there is a discount that should be allocated based on the relative SSP of the various products and services. We typically have more than one SSP for individual products and services due to the stratification of those products and services by similar customers and circumstances. In these instances, we use relevant information such as the sales channel and geographic region to determine the SSP.

Our indirect channel model includes both a two-tiered distribution structure, where we sell to distributors that subsequently sell to resellers, and a one-tiered structure where we sell directly to resellers. For these arrangements, transfer of control begins at the time access to our services is made available to our end customer and entitlements have been contractually established, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If market conditions change significantly, including increased uncertainty of our channel partners liquidity as a result of COVID-19, it could change our assessment, causing a material change in the amount of revenue that we report in a particular period.

Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return in limited circumstances, such as stock rotation, non-conforming products, and instances where the Company provides its approval. Certain agreements with retail customers may permit rights of return for additional reasons, such as customer satisfaction, in accordance with the terms of the particular contract. Our agreements typically provide for various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory in the distribution channel. The partner incentives are intended to drive hardware sell through and reduce revenue in the current period accordingly. Depending on how the payments are made and whether we have right to offset, the reserves associated with the partner incentive programs are recorded on the balance sheet as either contra accounts receivable or accounts payable.

Purchased Inventory Valuation

Inventories are valued at the lower of cost or net realizable value.  The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a limited number of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times, and last-time buys have historically contributed to inventory write-downs.  Our demand forecast considers projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.  Significant and abrupt changes in product demand increases the complexity of management's evaluation of potential excess or obsolete inventory. Refer to "Off Balance Sheet Arrangements" in this Annual Report on Form 10-K for additional details regarding consigned inventories.

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the past three fiscal years. If the demand or market conditions for our products are less favorable than forecasted, including any market shifts or product demand due to the COVID-19 pandemic, or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of March 28, 2020 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $4.0 million and our net income would have been reduced by approximately $3.0 million.

Product Warranty Obligations

The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. Factors that affect the warranty obligation include historical and projected product failure rates, estimated return rates, material usage, service-related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience. If actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. If we increased our warranty obligation estimate as of March 28, 2020 by a hypothetical 10%, our obligation and the associated cost of revenues would have each increased by approximately $1.5 million and our net income would have been reduced by approximately $1.1 million.

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

The establishment of deferred tax assets from intra-entity transfers of intangible assets requires management to make significant estimates and assumptions to determine the fair value of such intangible assets. Critical estimates in valuing the intangible assets include, but are not limited to, internal revenue and expense forecasts, the estimated life of the intangible assets, and discount rates. The discount rates used in the income method to discount expected future cash flows to present value are adjusted to reflect the inherent risks related to the cash flow. Although we believe the assumptions and estimates we have made are reasonable and appropriate, they are based, in part, on historical experience and are inherently uncertain. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. For more details about utilization of our deferred tax assets and associated risks, see the discussion under "Results of Operations" - "Income Tax Expense" as well as the Risk Factor "We may not be able to utilize our deferred tax assets."

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.

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

Goodwill, Purchased Intangibles, and Impairment

Goodwill has been measured as the excess of the cost of an acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, a quantitative impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the Company's reporting units is estimated using a discounted cash flow model (income approach), which utilizes Level 3 inputs. The income approach includes assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. These assumptions also consider the current industry environment and outlook, and the resulting impact on the Company's expectations for the performance of its business.

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair market value. The fair value of an asset group is estimated using a discounted cash flow model (income approach), which utilizes Level 3 inputs. The income approach includes assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management.  For more details about impairment of goodwill and other intangible assets see Note 8: "Goodwill and Purchased Asset Intangibles" and the Risk Factor: "Impairment of our intangible assets and goodwill have resulted in charges that adversely impact our financial results."

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see Note 3, Recent Accounting Pronouncements of the accompanying Notes to Consolidated Financial Statements.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 16, Derivatives, of the accompanying Notes to Consolidated Financial Statements. During the fiscal year ended March 28, 2020, we made payments of approximately $4.4 million on our interest rate swap and recognized $5.0 million within interest expense on the consolidated statement of operations. As of March 28, 2020, we had an immaterial amount of interest accrued within accrued liabilities on the consolidated balance sheet. We had an unrealized pre-tax loss of approximately $22.0 million recorded within accumulated other comprehensive income (loss) as of March 28, 2020. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.8 million.

Interest rates were relatively unchanged during Fiscal Year 2020 compared to the prior fiscal year. During Fiscal Year 2020, we generated approximately $0.8 million of interest income from our portfolio of cash equivalents and investments, compared to $3.1 million in Fiscal Year 2019.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both Fiscal Years 2020 and 2019. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of March 28, 2020 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$36.8	$3.7	$(3.7)
GBP	Sell GBP	$6.6	$0.7	$(0.7)

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

Approximately 52%, 53%, and 49% of net revenues in Fiscal Years 2020, 2019, and 2018, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of March 28, 2020, we had foreign currency put and call option contracts with notional amounts of approximately €67.0 million and £18.4 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $6.6 million or incur a loss of $5.7 million, respectively. As of March 30, 2019, we also had foreign currency put and call option contracts with notional amounts of approximately €76.8 million and £25.8 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of March 28, 2020 (in millions):

Currency - option contracts	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$102.9	$0.7	$(4.4)
Put options	$94.7	$6.0	$(1.3)
Forwards	$79.6	$7.8	$(7.8)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plantronics, Inc. and its subsidiaries (the “Company”) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 28, 2020, including the related notes and the schedule of valuation and qualifying accounts for each of the three years in the period ended March 28, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020 and the manner in which it accounts for revenue from contracts with customers in fiscal year 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $796.2 million as of March 28, 2020, and the Company recorded a goodwill impairment loss of $483.7 million in the fourth quarter of fiscal year 2020. Management conducts an impairment test in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist. Management performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes it is more likely than not, a quantitative impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. The fair value of the Company’s reporting units was estimated using a discounted cash flow model (income approach). The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of each of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including forecasted revenue, operating income, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units and controls over the development of significant assumptions such as forecasted revenue, operating income, and discount rates. These procedures also included, among others, testing management’s process for developing the fair value estimate of the reporting units; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including forecasted revenue, operating income, and discount rates. Evaluating management’s assumptions related to forecasted revenue and operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rates.

Purchased Intangibles Impairment Assessment - Voice products asset group

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated intangible asset net carrying amount was $466.9 million as of March 28, 2020, and the Company recorded an impairment loss of $179.6 million in the fourth quarter of fiscal year 2020 within its Voice products asset group. Intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Management performs a recoverability test to assess the recoverability of intangible assets at an asset group level. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair market value. The fair value of the Company’s Voice products asset group was estimated using a discounted cash flow model (income approach). The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management.

The principal considerations for our determination that performing procedures relating to the intangible asset impairment assessment is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the Voice products asset group. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant assumptions, including forecasted revenue, operating income, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to management’s intangible asset impairment assessment, including controls over the fair value of the intangible assets and controls over the development of significant assumptions such as the forecasted revenue, operating income, and discount rates. These procedures also included, among others, testing management’s process for developing the fair value estimate of the asset groups; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and evaluating the significant assumptions used by management, including forecasted revenue, operating income, and discount rates. Evaluating management’s assumptions related to forecasted revenue and operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the discount rates.

/s/ PricewaterhouseCoopers LLP
San Jose, California
June 8, 2020
We have served as the Company’s auditor since 1988.

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 28, 2020	March 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$213,879	$202,509
Short-term investments	11,841	13,332
Accounts receivable, net	246,835	337,671
Inventory, net	164,527	177,146
Other current assets	47,946	50,488
Total current assets	685,028	781,146
Property, plant, and equipment, net	165,858	204,826
Purchased intangibles, net	466,915	825,675
Goodwill	796,216	1,278,380
Deferred tax assets	82,496	5,567
Other assets	60,661	20,941
Total assets	$2,257,174	$3,116,535
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$102,159	$129,514
Accrued liabilities	373,666	398,715
Total current liabilities	475,825	528,229
Long term debt, net of issuance costs	1,621,694	1,640,801
Long-term income taxes payable	98,319	83,121
Other long-term liabilities	144,152	142,697
Total liabilities	2,339,990	2,394,848
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 57,237 shares and 56,113 shares issued at 2020 and 2019, respectively	896	884
Additional paid-in capital	1,501,340	1,431,607
Accumulated other comprehensive loss	(13,582)	(475)
(Accumulated deficit) retained earnings	(707,904)	143,344
Total stockholders' equity before treasury stock	780,750	1,575,360
Less: Treasury stock (common: 16,829 shares and 16,595 shares at 2020 and 2019, respectively) at cost	(863,566)	(853,673)
Total stockholders' equity	(82,816)	721,687
Total liabilities and stockholders' equity	$2,257,174	$3,116,535

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net revenues
Net product revenues	1,432,736	1,510,770	856,903
Net service revenues	264,254	163,765	—
Total net revenues	1,696,990	1,674,535	856,903
Cost of revenues
Cost of product revenues	1,049,826	902,625	417,788
Cost of service revenues	94,929	77,771	—
Total cost of revenues	1,144,755	980,396	417,788
Gross profit	552,235	694,139	439,115
Operating expenses:
Research, development, and engineering	218,277	201,886	84,193
Selling, general, and administrative	595,463	567,879	229,390
Impairment of goodwill and long-lived assets	489,094	—	—
(Gain) loss, net from litigation settlements	(721)	975	(420)
Restructuring and other related charges	54,177	32,694	2,451
Total operating expenses	1,356,290	803,434	315,614
Operating income (loss)	(804,055)	(109,295)	123,501
Interest expense	(92,640)	(83,000)	(29,297)
Other non-operating income and (expense), net	112	6,603	6,023
Income (loss) before income taxes	(896,583)	(185,692)	100,227
Income tax expense (benefit)	(69,401)	(50,131)	101,096
Net loss	$(827,182)	$(135,561)	$(869)

Loss per common share:
Basic	$(20.86)	$(3.61)	$(0.03)
Diluted	$(20.86)	$(3.61)	$(0.03)

Shares used in computing loss per common share:
Basic	39,658	37,569	32,345
Diluted	39,658	37,569	32,345

Cash dividends declared per common share	$0.45	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018

Net loss	$(827,182)	$(135,561)	$(869)
Other comprehensive income (loss):
Foreign currency translation adjustment	(220)	150	257
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the year	(13,172)	(4,176)	(6,741)
Net (gains) losses reclassified into net revenues for revenue hedges (effective portion)	(4,270)	(4,034)	4,715
Net (gains) losses reclassified into cost of revenues for cost of revenues hedges (effective portion)	(238)	(177)	(208)
Net (gains) losses reclassified into income for interest rate swap hedges	5,004	2,600	—
Net unrealized gains (losses) on cash flow hedges	$(12,676)	$(5,787)	$(2,234)
Unrealized gains (losses) on investments:
Unrealized holding gains (losses) during the year	—	198	48

Aggregate income tax benefit (expense) of the above items	(211)	2,095	105
Other comprehensive loss	(13,107)	(3,344)	(1,824)
Comprehensive loss	$(840,289)	$(138,905)	$(2,693)

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	March 28, 2020	March 30, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,182)	$(135,561)	$(869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	230,262	201,369	21,178
Amortization of debt issuance costs	5,402	4,593	1,450
Stock-based compensation	57,095	41,934	33,959
Impairment of goodwill and long-lived assets	663,329	—	—
Deferred income taxes	(97,031)	(49,932)	7,464
Provision for excess and obsolete inventories	24,115	7,386	3,456
Restructuring and other related charges (credits)	54,177	32,694	2,451
Cash payments for restructuring charges	(37,269)	(29,463)	(2,942)
Other operating activities	6,580	9,640	(305)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	33,499	(10,307)	(12,238)
Inventory	(6,709)	(7,182)	(13,309)
Current and other assets	31,720	30,747	(2,480)
Accounts payable	(31,768)	3,658	2,884
Accrued liabilities	(49,275)	61,593	(4,164)
Income taxes	21,074	(45,122)	84,613
Cash provided by operating activities	78,019	116,047	121,148
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	2,173	131,300	197,575
Proceeds from maturities of investments	—	131,017	211,663
Purchase of investments	(1,067)	(822)	(373,281)
Acquisition, net of cash acquired	—	(1,642,241)	—
Capital expenditures	(22,880)	(26,797)	(12,468)
Proceeds from sale of property, plant and equipment and assets held for sale	4,692	—	—
Cash provided from (used for) investing activities	(17,082)	(1,407,543)	23,489
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	—	(13,177)	(52,948)
Employees' tax withheld and paid for restricted stock and restricted stock units	(9,891)	(14,070)	(11,429)
Proceeds from issuances under stock-based compensation plans	12,486	15,730	23,927
Payment of cash dividends	(23,970)	(22,880)	(19,996)
Proceeds from revolving line of credit	—	—	8,000
Repayments of revolving line of credit	—	—	(8,000)
Repayments of long-term debt	(25,000)	(103,188)	—
Proceeds from debt issuance, net of issuance costs	—	1,244,713	—
Cash provided from (used for) financing activities	(46,375)	1,107,128	(60,446)
Effect of exchange rate changes on cash and cash equivalents	(3,192)	(3,784)	4,500
Net increase (decrease) in cash and cash equivalents	11,370	(188,152)	88,691
Cash and cash equivalents at beginning of year	202,509	390,661	301,970
Cash and cash equivalents at end of year	$213,879	$202,509	$390,661
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$3,550	$44,917	$9,757
Cash paid for interest	82,059	75,684	$27,899

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at April 1, 2017	33,416	$804	$818,777	$4,694	$319,931	$(762,050)	$382,156
Net loss	—	—	—	—	(869)	—	(869)
Foreign currency translation adjustments	—	—	—	257	—	—	257
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(2,190)	—	—	(2,190)
Net unrealized gains (losses) on investments, net of tax	—	—	—	109	—	—	109
Proceeds from issuances under stock-based compensation plans	1,288	12	23,915	—	—	—	23,927
Repurchase of restricted common stock	(98)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(19,996)	—	(19,996)
Stock-based compensation	—	—	33,959	—	—	—	33,959
Repurchase of common stock	(1,140)	—	—	—	—	(52,948)	(52,948)
Employees' tax withheld and paid for restricted stock and restricted stock units	(215)	—	—	—	—	(11,429)	(11,429)
Other equity changes related to compensation	—	—	(6)	—	—	—	(6)
Balances at March 31, 2018	33,251	816	876,645	2,870	299,066	(826,427)	352,970
Adoption of new accounting standards	—	—	—	(124)	2,719	—	2,595
Net loss	—	—	—	—	(135,561)	—	(135,561)
Foreign currency translation adjustments	—	—	—	150	—	—	150
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(3,371)	—	—	(3,371)
Proceeds from issuances under stock-based compensation plans	576	4	18,716	—	—	—	18,720
Repurchase of restricted common stock	(93)	—	—	—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends	—	—	—	—	(22,880)	—	(22,880)
Stock-based compensation	—	—	41,934	—	—	—	41,934
Repurchase of common stock	(361)	—	—	—	—	(13,177)	(13,177)
Employees' tax withheld and paid for restricted stock and restricted stock units	(207)	—	—	—	—	(14,070)	(14,070)
Other equity changes related to compensation	—	—	112	—	—	—	112
Balances at March 30, 2019	39,518	884	1,431,608	(475)	143,344	(853,674)	721,687
Net loss	—	—	—	—	(827,182)	—	(827,182)
Foreign currency translation adjustments	—	—	—	(220)	—	—	(220)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(12,887)	—	—	(12,887)
Proceeds from issuances under stock-based compensation plans	426	6	751	—	—	—	757
Repurchase of restricted common stock	(40)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(23,970)	—	(23,970)
Stock-based compensation	—	—	57,094	—	—	—	57,094
Employees' tax withheld and paid for restricted stock and restricted stock units	(234)	—	—	—	—	(9,892)	(9,892)
Proceeds from ESPP	736	6	11,887				11,893
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes related to compensation	—	—	—	—	(7)	—	(7)
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Plantronics, Inc. (“Poly,” the “Company”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions that span headsets, open Session Initiation Protocol ("SIP") and native ecosystem desktop phones, conference room phones, video conferencing solutions and peripherals, including cameras , speakers, and microphones, cloud management and analytics software solutions, and services. The Company has two operating segments, Products and Services, and offers its products under the , Plantronics and Polycom brands.

Founded in 1961, the Company is incorporated in the state of Delaware under the name Plantronics, Inc. and in March 2019, the Company changed the name under which it markets itself to Poly. The Company is listed on the New York Stock Exchange ("NYSE") under the ticker symbol PLT.

2.	SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of its financial statements, the Company is required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, and the related disclosures. The Company bases its assumptions, estimates, and judgments on historical experience, current trends, future expectations, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates, and judgments, including those related to revenue and related reserves and allowances, inventory valuation, product warranty obligations, the useful lives of long-lived assets including property, plant and equipment, investment fair values, stock-based compensation, the valuation of and assessment of recoverability of intangible assets and their useful lives, income taxes, contingencies, and restructuring charges, to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates.

Risks and Uncertainties

The Company has a history of generating positive cash flows. Subsequent to the Acquisition of Polycom in July 2018 the level of operating cash flows has been negatively impacted by integration, restructuring activities, and increased interest payments on long-term debt. In connection with the Acquisition, the Company entered into a $1.245 billion term loan facility due in May 2025, and a $100 million revolving credit facility due in May 2023 which includes certain financial covenants. In addition, the Company has $500.0 million of 5.50% Senior Notes which are due upon maturity in May 2023. Refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements

Due to the COVID-19 pandemic, the Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies. The Company has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context to the unknown future impacts of COVID-19 using information that is reasonably available as of the issuance date of the consolidated financial statements. The accounting estimates and other matters the Company has assessed include, but were not limited to, impairment of goodwill and other long-lived assets, allowance for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. As the impact of COVID-19 continues to develop, the Company may make changes to these estimates and judgments, which could result in material impacts to the financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region as well as its own manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers as a result of COVID-19 and as this virus has impacted various regions differently, the Company may in the future experience further business operation disruptions. Such disruptions have had, and may continue to have, a material impact on the Company's ability to fulfill customer orders and adversely affect the ability to meet customer demands as more companies move to remote working. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, including potential write-offs due to financial weakness and/or bankruptcy of its customers, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers and suppliers. As of the date of issuance of these consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

The Company has considered multiple scenarios in its operating forecast to assess the range of potential impacts on its financial position and liquidity. These scenarios include a base case scenario and stress test scenarios that consider the potential negative impacts of the varying risks associated with COVID-19 and the current economic environment as well as the mitigating actions that are within the control of the Company. In evaluating potential scenarios, the Company performed a comprehensive analysis of recent industry forecasts, revenue impacts of past major crises, and types and associated probabilities of potential economic impacts and recoveries.
Principles of Consolidation
 The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company has included the results of operations of acquired companies from the date of acquisition. All intercompany balances and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to the last day of March. Fiscal Years 2020, 2019, and 2018 each had 52 weeks and ended on March 28, 2020, March 30, 2019, and March 31, 2018, respectively.

Financial Instruments

Cash, Cash Equivalents and Investments
All highly liquid investments with initial stated maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its investments as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. All short-term investments have effective maturities less than 12 months, while all long-term investments have effective maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company did not incur any material realized or unrealized gains or losses during Fiscal Year 2020.

As of March 28, 2020, with the exception of assets related to the Company's deferred compensation plan and classified as trading securities, all investments were classified as available-for-sale, with unrealized gains and losses recorded as a separate component of accumulated other comprehensive income (loss) ("AOCI") in stockholders’ equity.  The specific identification method is used to determine the cost of disposed securities, with realized gains and losses reflected in other non-operating income and (expense), net.

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

The Company entered into a 4-year amortizing interest rate swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognizes current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective.

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

Production Inventory and Related Reserves

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

A substantial portion of the raw materials, components and subassemblies (together, “parts”) used in the Company's products are provided by its suppliers on a consignment basis. These consigned inventories are not recorded on the Company's consolidated balance sheet until it takes title to the parts, which occurs when they are consumed in the production process. The Company provides forecasts to its suppliers covering up to thirteen weeks of demand and places purchase orders when the parts are consumed in the production process, at which time all rights, title, and interest in and to the parts transfers to the Company. Prior to consumption in the production process, the Company's suppliers bear the risk of loss and retain title to the consigned inventory. As of March 28, 2020, and March 30, 2019, the off-balance sheet consigned inventory balances were $21.7 million and $47.1 million, respectively.

The terms of the agreements allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. As of March 28, 2020, the Company’s aggregate purchase commitments to its suppliers for parts used in the manufacture of the Company’s products, including the off-balance sheet consigned inventory discussed above, was $220.4 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations within the next twelve months.

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

Goodwill and Purchased Intangibles

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired less liabilities assumed.  At least annually, in the fourth quarter of each fiscal year or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level. The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component. During the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management, which ultimately resulted in a change to the composition of its reportable segments and consequently a change from one to four reporting units – Headsets, Voice, Video, and Services.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, a quantitative impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit. In the fourth quarter of Fiscal Year 2020, the Company performed a quantitative assessment and determined that the carrying amount of its reporting units were greater than its estimated fair value and therefore recorded an impairment charge. Refer to Note 8, Goodwill and Purchased Intangible Assets, of the accompanying Notes to Consolidated Financial Statements.

Intangible assets other than goodwill are carried at cost and amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs a recoverability test to assess the recoverability of intangible assets at an asset group level. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset exceeds its fair market value.

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

Leases

The Company’s lease portfolio consists primarily of real estate facilities under operating leases. The Company determines if an arrangement is or contains a lease at inception. ROU assets and lease liabilities are recognized at commencement based on the present value of the future minimum lease payments over the lease term. The Company applies its incremental borrowing rate, which approximates the rate at which the Company would borrow, on a secured basis, in the country where the lease was executed, to determine the present value of the future minimum lease payments when the respective lease does not provide an implicit rate. Certain of the Company’s lease agreements include options to extend or renew the lease terms. Such options are excluded from the minimum lease obligation unless they are reasonably certain to be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

In addition, the Company elected to exclude leases with terms of one year or less from its balance sheet and continue to separately account for lease and non-lease components.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, an interest rate swap, a term loan facility, and 5.50% Senior Notes. The fair value of Level 2 derivative foreign currency contracts and the interest rate swap is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, refer to Note 16, Derivatives. The fair value of Level 2 5.50% Senior Notes and the term loan facility are determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes and term loan facility, refer to Note 10, Debt, of the accompanying Notes to Consolidated financial Statements.

Level 3
The Company's revolving credit facility falls under the Level 3 hierarchy. The fair value of Level 3 revolving credit facility is determined based on inputs that were unobservable in the market. For more information regarding the Company's debt, refer to Note 10, Debt, of the accompanying Notes to Consolidated Financial Statements.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for the years ended March 28, 2020, March 30, 2019, and March 31, 2018 was $0.8 million, $1.2 million, and $0.9 million, respectively.

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

The Company accounts for Global Intangible Low-Taxed Income (“GILTI”) as period costs when incurred.

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

Foreign Operations and Currency Translation

The Company's functional currency is the U.S. Dollar (“USD") for all entities. Assets and liabilities denominated in currencies other than the USD are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Foreign currency transaction gains and losses are recognized in other non-operating income and (expense), net, and have not been material for all periods presented.

Stock-Based Compensation Expense

The Company applies the provisions of the Compensation - Stock Compensation Topic of the FASB ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and non-employee directors based on estimated fair values. The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The Company estimates expected forfeitures at the time of grant and they are determined based on historical activity, which the Company believes is indicative of expected future forfeitures.

The Company accounts for excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to employee equity awards under U.S. GAAP. For further details refer to Note 17, Income Taxes.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade accounts receivable.

The Company’s investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of March 28, 2020, and March 30, 2019, the Company's investments were composed solely of mutual funds.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of total net accounts receivable as of March 28, 2020. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9%, respectively, of total net accounts receivable as of March 30, 2019. The Company does not believe other significant concentrations of credit risk exist. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectability of all accounts receivable.

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

Related Party

The Company's vendor, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the Acquisition of Polycom for e-commerce services, is a wholly owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly owned subsidiary of Siris. Immediately prior to the Company's Acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole shareholder and, pursuant to the Company's stock purchase agreement with Triangle, currently owns approximately 17.8% of Plantronics' issued and outstanding stock. Additionally, in connection with the Acquisition of Polycom, the Company entered into a Stockholder Agreement with Triangle pursuant to which it agreed to appoint two individuals to the Company's board of directors nominated by Triangle. As a consequence of these relationships, Digital River is considered a related party under Topic 850. The Company had immaterial transactions with Digital River during the years ended March 28, 2020, and March 30, 2019.

Accounts Receivable Financing

The Company holds a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860, and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860 and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In Fiscal Year 2020, total transactions entered pursuant to the terms of the Financing Agreement were approximately $197.1 million, of which $105.3 million was related to the transfer of a financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's consolidated balance sheet as of March 28, 2020 was approximately $22.5 million due from the financing company, of which $16.5 million was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement was $3.4 million for the year ended March 28, 2020. These fees are recorded as a reduction of net revenues in the Company's consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Pronouncement

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13") which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The guidance is effective for the Company's fiscal year ending March 31, 2021 with early adoption permitted beginning in the first quarter of Fiscal Year 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company's financial position and the results of operations.

Recently Adopted Pronouncements

In February 2016, the FASB issued guidance on the recognition and measurement of leases (“ASC 842”). Under the new guidance lessees are required to recognize a lease liability and a corresponding right-of-use (“ROU”) asset on the balance sheet for virtually all leases, essentially eliminating off-balance sheet financing. On March 31, 2019, the Company adopted ASC 842 using the modified retrospective approach and recognized $57.3 million in ROU assets within Other assets and $68.5 million in lease liabilities, of which $25.7 million and $42.8 million were included within Accrued liabilities and Other long-term liabilities, respectively, on its consolidated balance sheet. The initial ROU assets recognized were adjusted for accrued rent and facility-related restructuring liabilities as of the adoption date. The adoption of ASC 842 did not have a material impact on the Company's consolidated statement of operations.

As permitted by the new standard, the Company elected the package of practical expedients which allows it to carry forward its historical lease evaluation and classification.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU No. 2017-04”). ASU No. 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU No. 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period when the entity initially adopts the amendments in this update. The Company elected to early adopt ASU No. 2017-04 beginning in the fourth quarter of Fiscal Year 2020 and determined and disclosed the goodwill impairment charge discussed in Note 8 in accordance with this guidance.  The Company adopted Topic 606 Revenue from Contracts with Customers to all contracts not completed as of the initial application date of April 1, 2018. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. As a result, the Company has changed its accounting policy for revenue recognition and applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings at April 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported in accordance with the Company's historic accounting under Topic 605.

4. ACQUISITION

Polycom Acquisition

On July 2, 2018 ("Acquisition Date"), the Company completed the Acquisition of Polycom based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018 . The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing the Company to pursue additional opportunities across the Unified Communications & Collaboration ("UC&C") market in both hardware end points and services.

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

During the quarter ended June 29, 2019, the Company finalized its allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed. Since the Acquisition, the Company has recorded measurement period adjustments to reflect facts and circumstances in existence as of the Acquisition date. These adjustments included deferred tax and tax liabilities of $45.2 million, a working capital adjustment of $8.0 million, and various other immaterial adjustments of $1.4 million, resulting in a decrease to goodwill of approximately $54.6 million.

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

The estimate of fair value and purchase price allocation were based on information available at the time of closing the Acquisition. The Acquisition resulted in $1,264 million of goodwill, which represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed.

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

The fair value of in-process technology was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by thin-process technology, less charges representing the contribution of other assets to those cash flows. As of March 28, 2020, the Company has reclassified $58.0 million of completed in-process research and development into existing technology and began amortizing over the estimated useful life.

The Company believes the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for these intangible assets as of the Acquisition date.

As of the Acquisition date, goodwill was primarily attributable to the assembled workforce, market expansion, and anticipated synergies and economies of scale expected from the integration of the Polycom business. The synergies include certain cost savings, operating efficiencies, and other strategic benefits projected to be achieved. Goodwill is not expected to be deductible for tax purposes.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if Polycom had been acquired as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization for intangible assets acquired, the purchase accounting effect on deferred revenue assumed and inventory acquired, restructuring charges related to the Acquisition, and transaction and integration costs. For the year ended March 30, 2019 and March 31, 2018, non-recurring pro forma adjustments directly attributable to the Polycom Acquisition included (i) the purchase accounting effect of deferred revenue assumed of $84.8 million, (ii) the purchase accounting effect of inventory acquired of $30.4 million, and (iii) Acquisition costs of $19.2 million.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the Company's consolidated results of operations of the combined business had the Acquisition actually occurred at the beginning of fiscal year 2018 or of the results of its future operations of the combined business.

	Pro Forma (unaudited)
(in thousands)	Fiscal Year Ended March 30, 2019	Fiscal Year Ended March 31, 2018
Total net revenues	$2,008,245	$1,892,971
Operating income (loss)	18,929	(208,234)
Net loss	$(38,516)	$(379,032)

5.    CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, short-term, or long-term investments as of March 28, 2020 and March 30, 2019 (in thousands):

March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$213,879	$—	$—	$213,879	$213,879	$—
Level 1:
Mutual Funds	12,938	31	(1,128)	11,841	—	11,841

Total cash, cash equivalents and investments measured at fair value	$226,817	$31	$(1,128)	$225,720	$213,879	$11,841

March 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$202,509	$—	$—	$202,509	$202,509	$—
Level 1:
Mutual Funds	13,420	197	(285)	13,332	—	13,332

Total cash, cash equivalents and investments measured at fair value	$215,929	$197	$(285)	$215,841	$202,509	$13,332

As of March 28, 2020, and March 30, 2019, all of the Company's investments consisted of assets related to its deferred compensation plan and are classified as trading securities. The assets are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, refer to Note 6, Deferred Compensation. The Company did not incur any material realized or unrealized gains or losses during Fiscal Years 2020 and 2019.

There were no transfers between fair value measurement levels during Fiscal Years 2020 and 2019.
6.     DEFERRED COMPENSATION

As of March 28, 2020, the Company held investments in mutual funds with a fair value totaling $11.8 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $11.7 million at March 28, 2020. As of March 30, 2019, the Company held investments in mutual funds with a fair value totaling $13.3 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 30, 2019 was $13.5 million.

The securities are classified as trading securities and are recorded on the consolidated balance sheets under "short-term investments". The liability is recorded on the consolidated balance sheets under "accrued liabilities" and "other long-term liabilities".

7.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

(in thousands)	March 28, 2020		March 30, 2019
Accounts receivable	$350,642		$393,416
Provisions for promotions and rebates	(101,666)	[1]	(50,789)
Provisions for doubtful accounts and sales allowances	(2,141)		(4,956)
Accounts receivable, net	$246,835		$337,671

(1) In the third quarter of fiscal year 2020, certain provisions for promotions, rebates and other were reclassified to contra-assets within Accounts Receivable, net due to changes to distribution contracts, which resulted in the incorporation of the "right-of offset" into the Company's standard contract template.

Inventory, net:

(in thousands)	March 28, 2020	March 30, 2019
Raw materials	$97,371	$34,054
Work in process	459	274
Finished goods	66,697	142,818
Inventory, net	$164,527	$177,146

Property, plant, and equipment, net:

(in thousands)	March 28, 2020	March 30, 2019
Land	$15,112	$16,418
Buildings and improvements (useful life: 7-30 years)	132,153	138,000
Machinery and equipment (useful life: 2-10 years)	170,756	158,326
Software (useful life: 5-6 years)	60,552	68,985
Construction in progress	6,934	13,100
Property, plant, and equipment, gross	385,507	394,829
Accumulated depreciation and amortization	(219,649)	(190,003)
Property, plant, and equipment, net	$165,858	$204,826

Depreciation and amortization expense for Fiscal Years 2020, 2019, and 2018 was $46.1 million, $40.6 million, and $21.1 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $19.1 million and $30.6 million at March 28, 2020 and March 30, 2019, respectively.  Amortization expense related to capitalized software costs in Fiscal Years 2020, 2019, and 2018 was $10.1 million, $11.0 million, and $4.9 million, respectively.

Included in construction in progress at March 28, 2020 was machinery and equipment, tooling for new products, building improvements, and IT-related expenditures. None of the items were individually material.

Accrued Liabilities:

(in thousands)	March 28, 2020		March 30, 2019
Short term deferred revenue	$144,040		$133,200
Employee compensation and benefits	48,153		68,882
Operating lease liabilities, current	22,517		—
Income tax payable	20,725		5,692
Provision for returns	20,146		24,632
Accrued interest	14,617		10,425
Derivative liabilities	12,840		3,275
Warranty obligation	12,772		15,736
Marketing incentives liabilities	9,708		25,369
VAT/Sales tax payable	9,673		11,804
Discounts reserve	—	[1]	46,894
Accrued other	58,475		52,806
Accrued liabilities	$373,666		$398,715
(1) In the third quarter of fiscal year 2020, certain provisions for promotions, rebates and other were reclassified to contra-assets within Accounts Receivable, net due to changes to distribution contracts, which resulted in the incorporation of the "right-of offset" into the Company's standard contract template.

Changes in the warranty obligation, which are included as a component of accrued liabilities in the consolidated balance sheets, are as follows:

(in thousands)	March 28, 2020	March 30, 2019
Warranty obligation at beginning of year	$17,984	$9,604
Polycom warranty obligation (1)	—	9,095
Warranty provision related to products shipped	18,736	19,884
Deductions for warranty claims processed	(21,333)	(20,638)
Adjustments related to preexisting warranties	(126)	39
Warranty obligation at end of year (2)	$15,261	$17,984

(1) Represents warranty obligation assumed upon completion of the Acquisition on July 2, 2018.
(2) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's consolidated balance sheet. The long-term portion is included in other long-term liabilities.

Operating Leases:

	Balance Sheet
(in thousands)	Classification	March 28, 2020	March 30, 2019
ASSETS
Operating right-of-use assets(1)	Other assets	$44,226	$—
LIABILITIES
Operating lease liabilities, current(2)	Accrued liabilities	$22,517	$—
Operating lease liabilities, long-term	Other liabilities	$35,144	$—
(1) During Fiscal Year 2020, the Company made $24.2 million in payments for operating leases included within cash provided by operating activities in its consolidated statements of cash flows.
(2) During Fiscal Year 2020, the Company recognized $17.7 million in operating lease expense, net of $5.6 million in sublease income within its consolidated statement of operations.

8.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

During the fourth quarter of Fiscal Year 2020, the Company experienced a sustained decrease in its stock price and determined that it was more likely than not that the carrying value of the Company's reporting units exceeded their fair value. During the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management, which ultimately resulted in a change to the composition of its reportable segments and consequently a change from one to four reporting units – Headsets, Voice, Video, and Services (see Note 20). As a result of the quantitative impairment test performed on a one reporting unit basis, the Company recorded a goodwill impairment loss of $323.1 million due to changes in the estimate of its long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. Additionally, after the reallocation of goodwill to its four reporting units, the Company recorded an additional goodwill impairment loss of $47.8 million and $112.8 million to its Voice and Video reporting units, respectively. The fair value of the Company's reporting units was estimated using a discounted cash flow model (income approach) which used Level 3 inputs. The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. These assumptions also consider the current industry environment and outlook, and the resulting impact on the Company's expectations for the performance of its business.

The changes in the carrying amount of goodwill allocated to the Company's reporting segments for the year ended March 28, 2020 are as follows:

(in thousands)	Poly Reportable Segment	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of March 30, 2019	$1,278,380	$—	$—	$1,278,380
Adjustments(1)	1,517			1,517
Impairment prior to re-segmentation	(323,088)	—	—	(323,088)
Allocation due to re-segmentation	(956,809)	789,561	167,248	—
Impairment after re-segmentation	—	(160,593)		(160,593)
Balance as of March 28, 2020	$—	$628,968	$167,248	$796,216

(1) Represents measurement period adjustments recorded to reflect the facts and circumstances in existence as of the Acquisition date (see Note 4).

Other Intangible Assets

Other intangible assets consist primarily of existing technology, customer relationships, and trade name acquired in business combinations. During Fiscal Year 2020, all of the remaining in-process research and development was completed and reclassified to existing technology. Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The fair value of the Company's Voice products asset group was estimated using a discounted cash flow model (income approach) which used Level 3 inputs. The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. The Company compared the fair value of the Voice products asset group to its carrying value and determined the existing technology and customer relationships intangible assets and certain machinery and equipment to be completely impaired. As a result, the Company recorded an impairment of long-lived assets totaling $179.6 million in the fourth quarter of Fiscal Year 2020 within its Product segment, of which $174.2 million and $5.4 million was classified as cost of revenues and operating expenses, respectively, on its consolidated statements of operations. Impairment of long-lived assets was comprised of $175.0 million of intangible assets and $4.6 million of machinery and equipment.

As of March 28, 2020 and March 30, 2019, the carrying value of other intangible assets, excluding fully amortized assets, is as follows:

As of	March 28, 2020			March 30, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$427,123	$(208,848)	$218,275	$566,881	$(86,301)	$480,580	3.3 years
Customer relationships	240,024	(84,506)	155,518	245,481	(36,245)	209,236	4.0 years
Trade name/Trademarks	115,600	(22,478)	93,122	115,600	(9,633)	105,967	7.3 years
Non-amortizing assets
In-process R&D	—	—	—	29,892	—	29,892	N/A
Total intangible assets	$782,747	$(315,832)	$466,915	$957,854	$(132,179)	$825,675	4.3 years

Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to cost of sales and operating expenses in the Consolidated Statement of Operations. The Company recognized $183.7 million and $160.2 million of amortization expense in Fiscal Year 2020 and Fiscal Year 2019, respectively.

As of March 28, 2020, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2021	$124,893
2022	113,858
2023	111,232
2024	65,936
2025	21,688
Thereafter	29,308
$466,915

9.	COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of March 28, 2020 were as follows:

(in thousands)	Operating Leases (1)
2021	$24,845
2022	21,468
2023	9,256
2024	4,020
2025	2,356
Thereafter	1,651
Total lease payments	$63,596
Less: Imputed interest(2)	(5,935)
Present value of lease liabilities	$57,661
(1) The weighted average remaining lease term was 3.0 years as of March 28, 2020.
(2) The weighted average discount rate was 4.7% as of March 28, 2020.

Future minimum lease payments under non-cancelable operating leases as of March 30, 2019 were as follows(1):

(in thousands)	Gross Minimum Lease Payments	Sublease Receipts	Net Minimum Lease Payments
2020	18,882	(5,238)	13,644
2021	17,883	(5,481)	12,402
2022	15,239	(5,645)	9,594
2023	5,800	(1,160)	4,640
2024	1,281	—	1,281
Thereafter	601	—	601
Total minimum future rental payments	59,686	(17,524)	42,162

(1) Amounts are based on ASC 840, Leases, and were superseded upon the adoption of ASC 842, Leases, on March 31, 2019 (See Note 3).

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets. As of March 28, 2020, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $344.5 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. GN sought injunctive relief, total damages in an unspecified amount. GN generally alleged that the Company’s alleged exclusive dealing arrangements with certain distributors stifled competition in the relevant market. In July 2016, the Court issued a sanctions order against Plantronics in the amount of approximately $4.9 million for allegations of spoliation of evidence. Plantronics paid that award shortly thereafter. The case was tried to a jury in October 2017, resulting in a verdict in favor of the Company. GN filed a motion for new trial in November 2017, and that motion was denied by the Court in January 2018. GN filed a notice of intent to appeal both the denial of the new trial motion and the Court’s July 2016 spoliation order. In July 2019, the appellate court denied GN’s request for default judgment but granted a new trial to include certain excluded testimony of one witness. The retrial is scheduled for September 2020. The claims are the same as those tried in the original trial of this matter in October 2017.

In September 2018, Mr. Phil Shin filed on behalf of himself and others similarly situated, a purported Class Action Complaint in the United States District Court of the Northern District of California alleging violations of various federal and state consumer protection laws in addition to unfair competition and fraud claims in connection with the Company’s BackBeat FIT headphones. In January 2020, the Court approved settlement of the matter.

In January 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. In April 2019, the Federal Circuit rendered its opinion affirming the Patent Trial and Appeal Board (“PTAB”) opinion denying inter partes reexamination filed by Polycom. In July, 2019, the PTAB denied institution of the IPR of the second patent. FullView filed its First Amended Complaint in November 2019. The Company Answered and filed a Motion to Dismiss and Strike Plaintiff’s Fraudulent Concealment and Tolling. In March 2020, FullView filed its Motion for Leave to File a Second Amended Complaint and the Company an opposition.

In June 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. In July 2019, the Court granted Polycom’s Motion to Transfer Venue to Northern District of California. Petitions for Inter Partes Review of the asserted patents were filed by Polycom in June 2019. The U.S. Patent Trial and Appeal Board granted institution of proceedings on all three patents in January 2020. That same month, the District Court stayed the case pending resolution of the IPRs.

In November 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against Plantronics, its CEO Joseph Burton, its CFO Charles Boynton and its former CFO Pamela Strayer alleging various securities law violations. The Court appointed lead plaintiff and lead counsel and renamed the action “In re Plantronics, Inc. Securities Litigation” in February 2020. Plaintiffs filed the amended complaint on June 5, 2020.

In December 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company filed a Motion to Dismiss which was granted with leave to amend for defendants He and Chung, granted as to defendant Williams and granted in part and denied in part as to defendants Puorro and Plantronics.

In January 2020, Castlemorton Wireless, LLC filed a Complaint alleging patent infringement by Plantronics and Polycom in the United States District Court for the Western District of Texas, Waco Division. The Company filed its Answer and a Motion to Dismiss in March 2020 which Castlemorton opposed. The hearing is pending.

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

10. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of March 28, 2020 and March 30, 2019 were as follows:

	March 28, 2020		March 30, 2019
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$359,140	$495,409	$503,410	$493,959
Term loan facility	$852,942	$1,126,285	$1,152,044	$1,146,842

As of March 28, 2020, and March 30, 2019, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $25.1 million and $31.0 million, respectively.

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are presented in its consolidated balance sheet as a reduction to the outstanding amount payable and are being amortized to interest expense, using the effective interest method, over the term of the 5.50% Senior Notes. A portion of the proceeds was used to repay all then-outstanding amounts under the Company's revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2).

The Company may redeem all or a part of the 5.50% Senior Notes, upon not less than a 30-day or more than a 60-day notice; however, the applicable redemption price will be determined as follows:

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and lease-back transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries to, another person.

Credit Facility Agreement

In connection with the Polycom Acquisition completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 2.50% due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date under the Credit

Agreement for the aggregate principal amount funded on the closing date under the Credit Agreement multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the Credit Agreement using the straight-line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the Acquisition of Polycom, to refinance certain debt of Polycom and to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility, which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens on, and security interests in, substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit.

On February 20, 2020, the Company entered into an Amendment No. 2 to Credit Agreement (the “Amendment”) by and among the Company, the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Agent”). The Amendment amended the Credit Agreement, as previously amended to (i) increase the maximum Secured Net Leverage Ratio (as defined in the Credit Agreement) permitted under the Credit Agreement to 3.75 to 1.00 through December 26, 2020 and 3.00 to 1.00 thereafter and (ii) decrease the minimum Interest Coverage Ratio (as defined in the Credit Agreement) required under the Credit Agreement to 2.25 to 1.00 through December 26, 2020 and 2.75 to 1.00 thereafter.

Additionally, the Amendment modified the calculation of the Secured Net Leverage Ratio and the Interest Coverage Ratio solely for purposes of compliance with Sections 7.11(a) and 7.11(b) of the Credit Agreement to (i) calculate the Secured Net Leverage Ratio net of the aggregate amount of unrestricted cash and Cash Equivalents (as defined in the Credit Agreement) on the balance sheet of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) as of the date of calculation up to an amount equal to $150,000,000 and (ii) solely for purposes of any fiscal quarter ending from December 29, 2019 through December 26, 2020, increase the cap on Expected Cost Savings (as defined in the Credit Agreement) in determining Consolidated EBITDA (as defined in the Credit Agreement) to the greater of (A) 20% of Consolidated EBITDA for such Measurement Period (as defined in the Credit Agreement) (calculated before giving effect to any such Expected Cost Savings to be added back pursuant to clause (a)(ix) of the definition of Consolidated EBITDA) and (B)(x) for the period from December 29, 2019 through March 28, 2020, $121,000,000, (y) for the period from March 29, 2020 through June 27, 2020, $107,000,000 and (z) for the period from June 28, 2020 through December 26, 2020, $88,000,000.
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement aslo contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of March 28, 2020, the Company was in compliance with the financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its financial statements for any annual period in which the Company generates excess cash as defined by the Credit Agreement. In accordance with the terms of the Credit Agreement, the Company did not generate excess cash during Fiscal Year 2020 and therefore is not required to make any debt repayments in Fiscal Year 2021. During Fiscal Year 2020, the Company prepaid $25 million aggregate principal amount of the term loan facility and did not incur any prepayment penalties. The Company recorded an immaterial loss of extinguishment on the prepayment, which is included in Interest Expense of the Company's Consolidated Statements of Operations. As of March 28, 2020, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.0 million.

11. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2020 restructuring plans

During the Fiscal Year 2020, the Company committed to additional actions to rationalize post-Acquisition operations and costs to align the Company's cost structure to current revenue expectations. The costs incurred to date under these plans include severance benefits related to headcount reductions in the Company's global workforce, facility related charges due to consolidation of the Company's leased offices, asset impairments associated with consumer product portfolio optimization efforts, and other costs associated with legal entity rationalization.

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

The following table summarizes the restructuring and other related charges recognized in the Company's consolidated statements of operations:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Severance	$29,777	$25,033	$1,972
Facility	3,247	2,241	37
Other (1)	10,207	5,420	16
Non-cash asset impairment and (gain)/loss on sale of assets	10,946	—	426
Total restructuring and other related charges	$54,177	$32,694	$2,451
(1) Other costs primarily represent associated legal and advisory services.

The following table summarizes the Company's restructuring liabilities during the year ended March 28, 2020:

	As of March 30, 2019	Adoption of ASC 842 (1)	Charges	Payments	As of March 28, 2020
FY 2020 Plans
Severance	$—	$—	$29,621	$(22,146)	$7,475
Facility	—	—	3,247	(746)	2,501
Other	—	—	10,100	(8,479)	1,621
Total FY 2020 Plans	—	—	42,968	(31,371)	11,597
FY2019 Plans
Severance	5,889	—	156	(5,898)	147
Facility	7,376	(7,376)	—	—	—
Other	10	—	107	—	117
Total FY 2019 Plans	13,275	(7,376)	263	(5,898)	264
Severance	5,889	—	29,777	(28,044)	7,622
Facility	7,376	(7,376)	3,247	(746)	2,501
Other	10	—	10,207	(8,479)	1,738
Grand Total	$13,275	$(7,376)	$43,231	$(37,269)	$11,861

(1) Includes adjustments to facilities-related liabilities upon adoption of ASC 842, Leases.

12.	STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board of Directors ("Board") adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders in June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting.  As of March 28, 2020, there have been 18,400,000 shares of common stock (which number is subject to adjustment in the event of stock splits, reverse stock splits, recapitalization or certain corporate reorganizations) cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed 7 years from the date it is granted. Stock options granted to employees vest over a three-year period, and stock options granted to non-employee directors vest over a four-year period.

Restricted stock and restricted stock units under the Company's share-based plans are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the market price of Plantronics common stock on the date of grant. Restricted stock and restricted stock units granted to employees generally vest over a three-year period to non-employee directors over a one-year period.

Performance-based restricted stock units ("PSUs") are granted to vice presidents and executives of the Company and contain a market condition based on Total Shareholder Return ("TSR"). The Compensation Committee sets a target and maximum value that each Executive could earn based on an annual comparison of the total stockholder return on the Company's common stock against the iShares S&P North American Tech-Multimedia Networking Index ("Index"), an index the Committee determined appropriate to compare to the total stockholder return on its stock. Performance shares will be delivered in common stock over the vesting period of three-years based on the Company’s actual performance compared to the target performance criteria. Awards granted prior to May 6, 2019 may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award, and awards granted subsequent to May 6, 2019 may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At March 28, 2020, options to purchase 351,695 shares of common stock and 2,332,440 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,751,827 shares available for future grant under the 2003 Stock Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 Employee Stock Purchase Plan ("ESPP"), which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 736,184, 138,133, and 156,355, shares issued under the ESPP in Fiscal Years 2020, 2019, and 2018, respectively.  At March 28, 2020, there were 6 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2020 was $11.9 million, net of taxes.

Stock-based Compensation

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations for the periods presented:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Cost of revenues	$3,992	$4,176	$3,622

Research, development and engineering	16,785	11,699	8,071
Selling, general and administrative	36,318	26,059	22,266
Stock-based compensation expense included in operating expenses	53,103	37,758	30,337
Total stock-based compensation	57,095	41,934	33,959
Income tax benefit	(7,369)	(9,891)	(7,880)
Total stock-based compensation expense, net of tax	$49,726	$32,043	$26,079

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during Fiscal Year 2020:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 30, 2019	627	$48.66
Options granted	—	$—
Options exercised	(19)	$39.91
Options forfeited or expired	(256)	$51.04
Outstanding at March 28, 2020	352	$47.39	2.3	$—
Vested or expected to vest at March 28, 2020	352	$47.39	2.3	$—
Exercisable at March 28, 2020	351	$47.38	2.3	$—

The total intrinsic value of options exercised during Fiscal Years 2020 was immaterial. The total intrinsic values of options exercised during Fiscal Years 2019, and 2018 were $5.8 million, and $9.4 million, respectively. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during Fiscal Year 2020 was $0.8 million, net of taxes. There was an immaterial amount of total net tax benefit attributable to stock options exercised during the year ended March 28, 2020.

As of March 28, 2020, the total unrecognized compensation cost related to unvested stock options was immaterial and is expected to be recognized over a weighted average period of 0.1 years.

Restricted Stock

Restricted stock consists of restricted stock awards ("RSAs"), restricted stock units ("RSUs"), and performance-based RSUs ("PSUs"). The following table summarizes the changes in unvested restricted stock and RSUs, for Fiscal Year 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 30, 2019	1,473	$61.64
Granted	1,376	$33.77
Vested	(648)	$58.95
Forfeited	(290)	$53.54
Non-vested at March 28, 2020	1,911	$43.71

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2020, 2019, and 2018 were $33.77, $68.00, and $52.79, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2020, 2019, and 2018 were $38.2 million, $27.8 million, and $27.8 million, respectively.

As of March 28, 2020, the total unrecognized compensation cost related to non-vested restricted stock awards was $47.3 million and is expected to be recognized over a weighted average period of 1.7 years.

Performance-based Restricted Stock

The following table summarizes the changes in unvested PSUs, for Fiscal Year 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 30, 2019	143	$70.53
Granted	384	$57.16
Vested	(20)	$36.76
Forfeited	(86)	$65.09
Non-vested at March 28, 2020	421	$61.09

The fair value of a PSU with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period. The weighted average grant-date fair values of PSUs granted during Fiscal Years 2020, 2019, and 2018 were $57.16, $75.43, and $63.28, respectively. The total grant-date fair values of PSUs that vested during Fiscal Years 2020 and 2019 were immaterial. The Company did not have PSUs vested in 2018.

As of March 28, 2020, the total unrecognized compensation cost related to non-vested PSU awards was $12.2 million and is expected to be recognized over a weighted average period of 1.1 years.

Valuation Assumptions

The Company estimates the fair value of stock options and ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimated the fair value of each stock option grant and purchase right granted under the ESPP using the following weighted average assumptions:

	Employee Stock Options			ESPP
Fiscal Year Ended March 31,	2020	2019	2018	2020	2019	2018
Expected volatility	n/a	n/a	29.1%	67.0%	40.8%	30.5%
Risk-free interest rate	n/a	n/a	1.7%	1.7%	2.4%	1.5%
Expected dividends	n/a	n/a	1.2%	3.1%	1.1%	1.2%
Expected life (in years)	n/a	n/a	4.6	0.5	0.5	0.5
Weighted-average grant date fair value	n/a	n/a	$12.58	$6.64	$14.44	$11.78

The expected stock price volatility for the years ended March 28, 2020, March 30, 2019, and March 31, 2018 was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on the Company's current dividend and the market price of its common stock at the date of grant.

13. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million shares repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of March 28, 2020, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

Repurchases by the Company pursuant to Board-authorized programs are shown in the following table:

	Fiscal Year Ended
(in thousands, except $ per share data)	March 28, 2020	March 30, 2019
Shares of common stock repurchased in the open market	—	361,091
Value of common stock repurchased in the open market	$—	$13,177
Average price per share	$—	$36.49

Value of shares withheld in satisfaction of employee tax obligations	$9,891	$14,070

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

There were no retirements of treasury stock during Fiscal Years 2020, 2019, and 2018.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of associated tax impacts, were as follows:

(in thousands)	March 28, 2020	March 30, 2019
Accumulated unrealized gain (loss) on cash flow hedges (1)	$(18,197)	$(5,310)
Accumulated foreign currency translation adjustments	4,615	4,835
Accumulated other comprehensive income (loss)	$(13,582)	$(475)
(1) Refer to Note 16, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of March 28, 2020 and March 30, 2019.

15.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees on U.S. payroll. Eligible employees may contribute both pre-tax and Roth after-tax amounts to the plan through payroll withholdings, subject to certain annual limitations. Under the plan, the Company matches 100% of the first 3% of employees' compensation contributed to the plan, then 50% of the next 3% of the employees' eligible compensation, contributed to the plan. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its plan at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2020, 2019, and 2018 were $10.4 million, $7.1 million, and $4.5 million, respectively.

16.	DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of March 28, 2020.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of March 28, 2020, the Company has International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contain netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of March 28, 2020, and March 30, 2019, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of March 28, 2020:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$3,550	$(3,550)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$3,550			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(22,890)	$3,550	$—	$(19,340)
Derivatives not subject to master netting agreements	—			—
Total	$(22,890)			$(19,340)

As of March 30, 2019:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$3,183	$(883)	$—	$2,300
Derivatives not subject to master netting agreements	—			—
Total	$3,183			$2,300

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(9,483)	$883	$—	$(8,600)
Derivatives not subject to master netting agreements	—			—
Total	$(9,483)			$(8,600)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of March 28, 2020, the Company had foreign currency forward contracts denominated in Euros ("EUR") and British Pound Sterling ("GBP").  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at March 28, 2020:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
EUR	€33,200	$36,755	Sell EUR	1 month
GBP	£5,300	$6,584	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income and (expense), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended March 28,	Fiscal Year Ended March 30,	Fiscal Year Ended March 31,
(in thousands)	2020	2019	2018
Gain (loss) on foreign exchange contracts	$2,665	$7,340	$(7,405)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	March 28, 2020		March 30, 2019
	EUR	GBP	EUR	GBP
Option contracts	€67.0	€18.4	€76.8	£25.8
Forward contracts	€50.2	€18.5	€55.4	£18.0

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of March 28, 2020, and March 30, 2019, the Company had foreign currency swap contracts of approximately MXN 0.0 million and MXN 149.7 million, respectively.

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognizes current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of fiscal year ended March 28, 2020. During the fiscal year ended March 28, 2020, the Company recorded a loss of $5.0 million on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges in AOCI and the consolidated statements of operations for Fiscal Years ended March 28, 2020, March 30, 2019, and March 31, 2018:

(in thousands)	2020	2019	2018
Gain (loss) included in AOCI as of beginning of period	$(7,480)	$(1,693)	$541

Amount of gain (loss) recognized in OCI (effective portion)	(13,172)	(4,176)	(6,741)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(4,270)	(4,034)	4,715
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	(238)	(177)	(208)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	5,004	2,600	—
Total amount of (gain) loss reclassified from AOCI to consolidated statements of operations (effective portion)	496	(1,611)	4,507

Gain (loss) included in AOCI as of end of period	$(20,156)	$(7,480)	$(1,693)

For the period presented prior to the first quarter of fiscal year 2020, the ineffective and excluded portion of the realized and unrealized gain or loss was included in other non-operating income (expense). As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. The Company did not have an ineffective portion of its cash flow hedges during the year ended March 28, 2020. The Company recognized immaterial gains in the consolidated statement of operations relating to the ineffective portion of the cash flow hedges reported in other non-operating income and (expense), net during the year ended March 30, 2019 compared to an immaterial loss in Fiscal Year 2018.

17.	INCOME TAXES

Income tax expense (benefit) for Fiscal Years 2020, 2019, and 2018 consisted of the following:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Current:
Federal	$15,794	$(1,199)	$82,523
State	2,310	2,550	4,274
Foreign	9,526	(1,550)	6,860
Total current provision for (benefit from) income taxes	27,630	(199)	93,657
Deferred:
Federal	(15,606)	(37,577)	9,002
State	1,939	(4,160)	(1,585)
Foreign	(83,364)	(8,195)	22
Total deferred income tax expense (benefit)	(97,031)	(49,932)	7,439
Income tax expense (benefit)	$(69,401)	$(50,131)	$101,096

The components of income (loss) before income taxes for Fiscal Years 2020, 2019, and 2018 are as follows:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
United States	$(756,095)	$(179,387)	$17,654
Foreign	(140,488)	(6,305)	82,573
Income (loss) before income taxes	$(896,583)	$(185,692)	$100,227

The following is a reconciliation between statutory federal income taxes and the income tax expense (benefit) for Fiscal Years 2020, 2019, and 2018:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Tax expense at statutory rate	$(188,282)	$(38,995)	$31,631
Foreign operations taxed at different rates	2,497	(4,965)	(17,970)
State taxes, net of federal benefit	(14,326)	(1,610)	2,689
Research and development credit	(6,498)	(4,288)	(2,023)
US tax on foreign earnings	10,889	4,398	—
Impact of Tax Act	—	(3,728)	87,790
Goodwill impairment	101,604	—	—
Stock based compensation	7,369	(1,196)	(1,771)
Internal restructuring related benefit	(65,069)	—	—
Withholding tax	2,657	—	—
Deferred tax valuation allowance	68,486	—	—
Altera accrual	9,467	—	—
Other, net	1,805	253	750
Income tax expense (benefit)	$(69,401)	$(50,131)	$101,096

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of March 28, 2020 and March 30, 2019 and are as follows:

(in thousands)	March 28, 2020	March 30, 2019
Accruals and other reserves	$29,788	$24,167
Deferred compensation	277	2,980
Net operating loss carry forward	11,810	16,921
Stock compensation	10,867	9,484
Interest expense	10,676	11,550
Tax credits	12,437	7,072
Engineering costs	41,123	31,015
Intangible assets	94,809	—
Other deferred tax assets	3,826	635
Valuation allowance(1)	(81,436)	(15,787)
Total deferred tax assets	134,177	88,037
Deferred gains on sales of properties	(1,128)	(1,155)
Purchased intangibles	(55,586)	(92,544)
Unearned revenue	6,521	(5,054)
Unremitted earnings of certain subsidiaries	(7,123)	(17,879)
Fixed asset depreciation	818	(7,881)
Right of use assets	(5,316)	—
Total deferred tax liabilities	(61,814)	(124,513)
Net deferred tax assets(2)	$72,363	$(36,476)

(1) Valuation allowance on federal and state deferred tax assets are net of federal tax impact.
(2) The Company's deferred tax assets for the Fiscal Year ended March 28, 2020 and March 30, 2019, are included as a component of other assets on the consolidated balance sheets.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis.  Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income.  Based on the Company’s results for Fiscal Year 2019 and 2020 together with the Fiscal Year 2021 forecast, the Company recorded a 100% valuation allowance against its US Federal and State deferred tax assets of $71.6 million.

In the period ended March 28, 2020, the Company completed the reorganization of its foreign businesses in conjunction with the Polycom Acquisition in Fiscal Year 2018 and recognized a deferred tax asset relating to the book and tax basis difference of certain intangible assets of $76.5 million

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained.  As of March 28, 2020, March 30, 2019, and March 31, 2018, the Company had $152.3 million, $26.5 million, and $12.6 million, respectively, of unrecognized tax benefits.  The increase of uncertain tax positions when compared to the prior year is predominantly due to uncertain tax benefits related to the reorganization of its foreign business and uncertain tax position related to Altera Corp. v. Commissioner IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. The unrecognized tax benefits as of March 28, 2020 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Balance at beginning of period	$26,458	$12,612	$12,854
Increase (decrease) of unrecognized tax benefits related to prior fiscal years	11,226	254	(1,310)
Increase of unrecognized tax benefits related to business combinations	89	13,329	—
Increase of unrecognized tax benefits related to current year income statement	115,824	2,069	3,085
Reductions to unrecognized tax benefits related to settlements with taxing authorities	(995)	—	(115)
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(295)	(1,806)	(1,902)
Balance at end of period	$152,307	$26,458	$12,612

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $4.0 million and $2.0 million as of March 28, 2020 and March 30, 2019, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. The Company is currently being audited by the Internal Revenue Service for Fiscal Year 2017. The Company anticipates a reduction in liabilities for uncertain tax positions that may impact the statement of operations in the next 12 months of approximately $7.3 million relating to the Altera Corp. v. Commissioner IRS assessment and research and development tax credit. All federal tax matters have been concluded for tax years prior to Fiscal Year 2016. Foreign and State income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2013.

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

As of March 28, 2020, after applying Internal Revenue Code (“IRC”) Section 382 limitations, we had $11.8 million of federal and state operating loss carryforwards, with which to offset our future taxable income. The federal and state net operating loss carryforwards will begin to expire in the year 2021.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the second quarter of Fiscal Year 2019. This ownership change has and will continue to subject our net operating loss carryforwards to an annual limitation, which will significantly restrict our ability to use them to offset our taxable income in periods following the ownership change. In general, the annual use limitation equals the aggregate value of our stock at the time of the ownership change multiplied by a specified tax-exempt interest rate.

As of March 28, 2020, the Company had $12.4 million in carryforward tax credits primarily related to California research tax credits which can be carried forward indefinitely.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended March 28, 2020, March 30, 2019, and March 31, 2018:

	Fiscal Year Ended
(in thousands, except earnings per share data)	March 28, 2020	March 30, 2019	March 31, 2018
Numerator:
Net loss	$(827,182)	$(135,561)	$(869)

Denominator:
Weighted average common shares-basic	39,658	37,569	32,345
Weighted average shares-diluted	39,658	37,569	32,345

Basic loss per common share	$(20.86)	$(3.61)	$(0.03)
Diluted loss per common share	$(20.86)	$(3.61)	$(0.03)

Potentially dilutive securities excluded from diluted loss per share because their effect is anti-dilutive	1,740	616	543

19. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells integrated communications and collaboration solutions that span headsets, Open SIP desktop phones, audio and video conferencing, cloud management and analytics software solutions, and services.

Major product categories are Headsets, which includes corded and cordless communication headsets; Voice, Video, and Content Sharing Solutions, which includes open SIP desktop phones, conference room phones, and video endpoints, including cameras, speakers, and microphones. All of Company's solutions are designed to work in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. The Company's RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally, naturally and seamlessly. In addition, the Company offers comprehensive Support Services including support for its solutions and hardware devices, as well as professional, hosted, and managed services. As announced on February 4, 2020, the Company entered into a definitive agreement with Nacon S.A. and closed the transaction on March 19, 2020, completing the sale of the Company's Consumer Gaming assets for a net amount and resulting pre-tax gain on sale that are not material to the Company's consolidated financial statements.

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

The following table disaggregates revenues by major product category for the Fiscal Years ended March 28, 2020, March 30, 2019, and March 31, 2018:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Net revenues from unaffiliated customers:
Headsets [1]	$773,186	$910,699	$856,903
Voice[2]	377,059	344,586	—
Video[2]	282,491	255,485	—
Services[2]	264,254	163,765	—
Total net revenues	$1,696,990	$1,674,535	$856,903
1As announced on February 4, 2020, the Company entered into a definitive agreement with Nacon S.A. and closed the transaction on March 19, 2020, completing the sale of the Company's Consumer Gaming assets for a net amount that is not material to the Company's consolidated financial statements. The remaining consumer headsets are included in the Company's Enterprise products and all prior periods have been reclassified to conform to current presentation.
2Categories were introduced with the Acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments. Refer to Note 4, Acquisition, of the accompanying Notes of Consolidated Financial Statements for additional information regarding this acquisition.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the Fiscal Years ended March 28, 2020, March 30, 2019, and March 31, 2018.

The following table presents net revenues by geography:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Products
Net revenues from unaffiliated customers:
U.S.	$708,566	$729,930	$434,053

Europe and Africa	398,721	432,899	250,762
Asia Pacific	221,912	245,499	99,779
Americas, excluding U.S.	103,537	102,442	72,309
Total International net revenues	724,170	780,840	422,850
Product net revenues	1,432,736	1,510,770	856,903

Services
Net revenues from unaffiliated customers:
U.S.	$102,103	$59,615	$—

Europe and Africa	66,900	43,991	—
Asia Pacific	73,424	43,382	—
Americas, excluding U.S.	21,827	16,777	—
Total International net revenues	162,151	104,150	—
Service net revenues	$264,254	$163,765	$—

Total net revenues	$1,696,990	$1,674,535	$856,903

Two customers, ScanSource and Ingram Micro Group, accounted for 19.8% and 17.3%, respectively, of net revenues for the Fiscal Year ended March 28, 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of net revenues for the Fiscal Year ended March 30, 2019. One customer, Ingram Micro Group, accounted for 10.9% of net revenues in Fiscal Year ended March 31, 2018. Net revenues from ScanSource and Ingram Micro Group was comprised of both Product and Service revenue for the Fiscal Years ended March 28, 2020 and March 30, 2019.

Three customers, Ingram Micro Group, ScanSource, and Synnex Group accounted for 22.2%, 17.3%, and 15.6% respectively, of total net accounts receivable at March 28, 2020. Three customers, Ingram Micro Group, ScanSource, and D&H Distributors, accounted for 21.3%, 19.2%, and 10.9%, respectively, of total net accounts receivable at March 31, 2019.

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered.

In Fiscal Year 2020, the Company's deferred revenue balance was $208.5 million, which represents 12.3% of total net revenues. In Fiscal Year 2019, the Company's deferred revenue balance was $193.9 million, which represents 11.6% of total net revenues. In Fiscal 2018, the Company’s deferred revenue balance was $3.0 million, which represents less than 1% of total net revenues. The increase is the result of the Acquisition of Polycom on July 2, 2018 and the acquired deferred service revenue balances in addition to new service contracts entered into subsequent to the Acquisition.

In Fiscal Year 2020, the Company recognized $133.2 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2020:

	As of March 28, 2020
(in millions)	Current	Noncurrent	Total
Performance obligations	$148.7	$64.5	$213.2

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billing. The balance of contract assets as of March 28, 2020 was $3.7 million and not considered material in prior years. None of the Company's contracts are deemed to have significant financing components.

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

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $2.7 million as of March 28, 2020. Amortization of capitalized contract costs for the Fiscal Year ended March 28, 2020 was immaterial.

20.	SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

In the fourth quarter of Fiscal Year 2020, the Company hired a new interim Chief Executive Officer who was identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations and measures performance among its two operating segments — Products and Services. Prior to this change in executive management, the Company operated as one operating segment. Based on this change, prior comparative periods have been recast to conform to current period segment presentation.

The Products segment includes the Company's Headsets, Voice and Video product lines. The Services segment includes maintenance support on hardware devices as well as professional, managed and cloud services and solutions. In managing the two operating segments the CODM uses information about their revenue and gross margin after adjustments to exclude certain non-cash transactions and activities that are not reflective of the Company's ongoing or core operations as further described below. The CODM does not review asset information by segment.

Asset impairment: During the fourth quarter of fiscal 2020, the Company determined certain of its long-lived assets, primarily related to purchased intangibles recorded in connection with the Acquisition of Polycom, were not recoverable and as a result recorded impairment charges representing the excess carrying amount over the estimated fair value (see Note 8).

Purchase accounting amortization: Represents the amortization of purchased intangible assets recorded in connection with the Acquisition of Polycom.

Inventory valuation adjustment: Represents the amortization of the inventory step-up associated with the impact of inventory fair value purchase accounting adjustments recorded in connection with the Acquisition of Polycom.

Deferred revenue purchase accounting: Represents the impact of fair value purchase accounting adjustments related to deferred revenue recorded in connection with the Acquisition of Polycom. The Company's deferred revenue primarily relates to Service revenue associated with non-cancelable maintenance support on hardware devices which are typically billed in advance and recognized ratably over the contract term as those services are delivered. This adjustment represents the amount of additional revenue that would have been recognized during the period absent the write-down to fair value required under purchase accounting guidelines.

Consumer optimization: Represents charges related to inventory reserves and supplier liabilities for excess and obsolete inventory incurred in connection with the Company's strategic actions to optimize its Consumer product portfolio.

Acquisition and integration fees: Represents charges incurred in connection with the Acquisition and integration of Polycom such as system implementations, legal and accounting fees.

Stock compensation expense: Represents the non-cash expense associated with the Company's issuance of common stock and share-based awards to employees and non-employee directors.

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's consolidated GAAP results:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Segment revenues as reviewed by CODM
Products	$1,434,635	1,518,687	$856,903
Services	296,308	240,672	—
Total segment revenues as reviewed by CODM	$1,730,943	$1,759,359	$856,903

Segment gross profit as reviewed by CODM
Products	$697,212	$766,068	$444,322
Services	201,382	162,884	—
Total segment gross profit as reviewed by CODM	$898,594	$928,952	$444,322

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019	March 31, 2018
Total segment revenues as reviewed by CODM	$1,730,943	$1,759,359	$856,903
Deferred revenue purchase accounting	(33,953)	(84,824)	—
Consolidated GAAP net revenues	$1,696,990	$1,674,535	$856,903

Total segment gross profit as reviewed by CODM (1)	$898,594	$928,952	$444,322
Asset impairment	(174,235)	—	—
Purchase accounting amortization	(122,553)	(114,361)	—
Inventory valuation adjustment	—	(30,395)	—
Deferred revenue purchase accounting	(33,953)	(84,824)	—
Consumer optimization	(10,415)	—	—
Integration and rebranding costs	(1,211)	(1,057)	—
Stock-based compensation	(3,992)	(4,176)	(3,622)
Other adjustments	—	—	(1,585)
Consolidated GAAP gross profit	$552,235	$694,139	$439,115
(1) Includes depreciation expense of $15.2 million, $11.0 million, and $7.6 million in Fiscal Years 2020, 2019, and 2018, respectively.

The following table presents long-lived assets by geographic area on a consolidated basis:

	Fiscal Year Ended
(in thousands)	March 28, 2020	March 30, 2019
United States	$76,633	$101,637
Netherlands	17,670	19,052
Mexico	39,053	40,821
United Kingdom	$699	$9,074
China	$15,089	$15,738
Other countries	21,315	18,504
Total long-lived assets	$170,459	$204,826

21.	SUBSEQUENT EVENTS

Restructuring

On May 27, 2020, the Company announced its plan of restructuring to reduce expenses and right size its overall cost structure to better align with projected revenue levels. These actions are expected to result in approximately $25 million to $35 million of aggregate charges for headcount reductions and office closures.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's fiscal years ends on the Saturday closest to the last day of March.  The Company's Fiscal Year 2020 and Fiscal Year 2019 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2020 ended on June 29, 2019, September 28, 2019, December 28, 2019, and March 28, 2020, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2019 ended on June 30, 2018, September 29, 2018, December 29, 2018, and March 30, 2019, respectively. All interim fiscal quarters presented below consisted of 13 weeks.

(in thousands, except per share data)	Quarter Ended
	March 28, 2020[1]	December 28, 2019	September 28, 2019	June 29, 2019
Net revenues	$403,043	$384,471	$461,709	$447,767
Gross profit	$(10,328)	$143,846	$206,071	$212,646
Net income (loss)	$(677,918)	$(78,483)	$(25,910)	$(44,871)
Basic net income (loss) per common share	$(16.94)	$(1.97)	$(0.65)	$(1.14)
Diluted net income (loss) per common share	$(16.94)	$(1.97)	$(0.65)	$(1.14)
Cash dividends declared per common share	$—	$0.15	$0.15	$0.15

(in thousands, except per share data)	Quarter Ended
	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018[2]
Net revenues	$468,488	$501,669	$483,069	$221,309
Gross profit	$216,530	$215,137	$152,629	$109,843
Net income (loss)	$(21,589)	$(41,734)	$(86,709)	$14,471
Basic net income (loss) per common share	$(0.55)	$(1.06)	$(2.21)	$0.43
Diluted net income (loss) per common share	$(0.55)	$(1.06)	$(2.21)	$0.42
Cash dividends declared per common share	$0.15	$0.15	$0.15	$0.15

(1)The Company's consolidated financial results for the fourth quarter Fiscal Year 2020 includes a non-cash impairment charge of $179.6 million to intangible assets and property, plant, and equipment related to long-lived assets in the voice asset group, as well as a non-cash impairment charge of $483.7 million to goodwill related to an overall decline in the Company’s earnings and a sustained decrease in its share price. The Company also completed its internal intangible property restructuring between its wholly-owned subsidiaries to align the IP structure to its operations, resulting in a deferred tax asset and partially offset by a valuation allowance recorded against its U.S. deferred tax assets.

(2) The Company's consolidated financial results for the first quarter Fiscal Year 2019 exclude the results of Polycom for the three months ended June 30, 2018. The Company completed the Acquisition of Polycom on July 2, 2018 and results are included in the remaining three quarters of Fiscal Year 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles and practices or financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 28, 2020.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued a report on our internal control over financial reporting, which appears on page 63 of this Form 10-K.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal Year 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain Company employees began working remotely beginning mid-March 2020. As a result of these changes we have not identified any changes in our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors under the captions "Nominees" and “Business Experience and Qualifications of Directors/Nominees” under the main caption "Proposal One – Election of Directors" in our definitive 2020 Proxy Statement for the 2020 Annual Meeting of Stockholders (“2020 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subhead “Audit Committee" in our 2020 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2020 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item is included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Leadership Development and Compensation Committee of the Board of Directors” and “Leadership Development and Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2020 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2020 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2020 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Registered Public Accounting Firm are included in Part II of this Report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	62

CONSOLIDATED BALANCE SHEETS AT MARCH 30, 2019 AND MARCH 28, 2020	65

CONSOLIDATED STATEMENTS OF OPERATIONS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2018, MARCH 30, 2019 AND MARCH 28, 2020	66

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2018, MARCH 30, 2019 AND MARCH 28, 2020	67

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2018, MARCH 30, 2019 AND MARCH 28, 2020	68

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED MARCH 31, 2018, MARCH 30, 2019 AND MARCH 28, 2020	69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	70

(2)Financial Statement Schedule.
PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Other (4)	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 31, 2018		$603	—	$784	$(514)	$873
Year ended March 30, 2019		873	3,928	4,332	(4,176)	4,956
Year ended March 28, 2020		4,956	—	(2,297)	(518)	2,141

Provision for returns:	(2)
Year ended March 31, 2018		$10,541	—	$30,472	$(30,788)	$10,225
Year ended March 30, 2019		10,225	(10,225)	—	—	—
Year ended March 28, 2020		—	—	—	—	—

Provision for promotions and rebates:	(2)
Year ended March 31, 2018		$31,747	—	$183,929	$(177,392)	$38,284
Year ended March 30, 2019	(5)	38,284	44,136	417,422	(376,789)	123,053
Year ended March 28, 2020		123,053	(224)	441,250	(452,705)	111,374

Valuation allowance for deferred tax assets:	(3)
Year ended March 31, 2018		$2,209		$981	$(676)	$2,514
Year ended March 30, 2019		2,514	8,068	7,469	(2,264)	15,787
Year ended March 28, 2020		15,787	—	71,561	(5,912)	81,436

(1)
Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as part of selling, general, and administrative expenses for doubtful accounts and as a reduction to net revenues for sales allowances.

(2)	Amounts charged to expenses or other accounts are reflected in the consolidated statements of operations as a reduction to net revenues.

(3)	Amounts charged to expenses or other accounts are primarily reflected in the consolidated statements of operations as a component of income tax expense.

(4)	Amounts represent changes in the accounts due to Acquisition of Polycom on July 2, 2018 and impact from adoption of ASC 606.

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

June 8, 2020	PLANTRONICS, INC.

	By:	/s/ Robert C. Hagerty
	Name:	Robert C. Hagerty
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint Robert C. Hagerty and Charles D. Boynton, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert C. Hagerty
(Robert C. Hagerty)	Interim Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	June 8, 2020
/s/ Charles D. Boynton
(Charles D. Boynton)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2020
/s/ Marv Tseu
(Marv Tseu)	Vice Chairman of the Board and Director	June 8, 2020
/s/ Frank Baker
(Frank Baker)	Director	June 8, 2020
/s/ Kathy Crusco
(Kathy Crusco)	Director	June 8, 2020
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	June 8, 2020
/s/ Gregg Hammann
(Gregg Hammann)	Director	June 8, 2020
/s/ John Hart
(John Hart)	Director	June 8, 2020
/s/ Guido Jouret
(Guido Jouret)	Director	June 8, 2020
/s/ Marshall Mohr
(Marshall Mohr)	Director	June 8, 2020
/s/ Daniel Moloney
(Daniel Moloney)	Director	June 8, 2020

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	7/2/2018

3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3.1	1/20/2009

3.2	Amended and Restated Bylaws of Plantronics, Inc., effective as of April 9, 2020					X

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 hereto)	8-K	001-12696	4.2	6/3/2015

4.3	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	001-12696	4.3	7/2/2018

4.3.1	Amendment No. 2 to Credit Agreement, dated as of February 20, 2020, by and between Plantronics, Inc., the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-12696	4.3.1	2/21/2020

4.4	Description of Plantronics, Inc.'s Capital Stock					X

10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	7/2/2018

10.1.1	Amendment dated as of February 10, 2020 to the Stockholder Agreement dated as of July 2, 2018 by and between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	2/11/2020

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.3*	Plantronics, Inc. Incentive Compensation Plan	10-K	001-12696	10.3	5/17/2019

10.4*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	8/3/2018

10.5*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	6/28/2019

10.6*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	8/3/2018

10.7*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	6/28/2019

10.8*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.9*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.10*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

10.11*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016

10.11.1*	Amendment to Employment Agreement dated as of October 2, 2016 between Registrant and Joe Burton	10-K	001-12696	10.7.1	5/17/2019

10.11.2*	Second Amendment to Employment Agreement dated as of November 5, 2018 between Registrant and Joseph B. Burton	10-Q	001-12696	10.1	2/6/2019

10.12*	Severance Agreement and Release dated as of March 9, 2020 between Registrant and Joseph B. Burton					X

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13*	At-Will Letter Agreement dated as of February 17, 2020 between Registrant and Robert Hagerty					X

10.14*	Offer letter dated as of March 4, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.10	5/17/2019

10.15*	Executive Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.11	5/17/2019

10.16*	Change of Control Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.12	5/17/2019

10.17*	Offer letter dated as of February 16, 2017 between Registrant and Mary Huser	10-K	001-12696	10.11	5/10/2017

10.18*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Mary Huser	10-K	001-12696	10.14	5/17/2019

10.19*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Mary Huser	10-Q	001-12696	10.3	2/5/2019

10.20*	Offer letter dated as of September 15, 2017 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	10/31/2017

10.21*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Jeff Loebbaka	10-K	001-12696	10.17	5/17/2019

10.22*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.4	2/5/2019

10.23*	Severance Agreement and Release dated December 2, 2019 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	2/6/2020

10.24*	Offer Letter dated as of December 27, 2019 between Registrant and Carl Wiese	10-Q	001-12696	10.2	2/6/2020

10.25*	Executive Severance Agreement and Change of Control Agreement dated as of January 24, 2020 between Registrant and Carl Wiese	10-Q	001-12696	10.3	2/6/2020

10.26*	Offer Letter dated December 11, 2018 between Registrant and Tom Puorro					X

10.27*	Executive Severance Agreement and Change of Control Agreement dated as of May 14, 2019 between Registrant and Tom Puorro					X

10.28	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.29	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.1	5/26/2015

21.1	Subsidiaries of the Registrant					X

23	Consent of Independent Registered Public Accounting Firm					X

24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101 INS	XBRL Instance Document					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.