Form 10-Q
period 2020-06-27
PLANTRONICS INC /CA/
filed 2020-07-29
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

As of July 23, 2020, 40,743,644 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Specific forward-looking statements and the associated risks and uncertainties contained within this Form 10-Q include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) our inability to source component parts from key suppliers in sufficient quantities necessary to meet the high demand for certain product lines, including our Enterprise Headsets, which negatively impacted our sales during the quarter; and continued uncertainty and potential impact on future quarters if these sourcing constraints continue and/or price volatility occurs, which could continue to negatively affect our profitability and/or market share, (b) our expectations that the virus has caused and will continue to cause, an increase in customer and partner demand, including increased demand in collaboration endpoints due to a global, work from home workforce, (c) expectations related to our voice product lines, as well as our services attachment rate for such products, which have been, and may continue to be, negatively impacted as companies have delayed returning their workforces to offices in many countries due to uncertainties related to the continued impact of COVID-19; (d) expectations related to our ability to fulfill the backlog generated by supply constraints during the quarter, to timely supply the number of products to fulfill current and future customer demand, including expectations that our manufacturing facility in Tijuana, Mexico will continue production at the capacity necessary to meet such demand, (e) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shut downs, (f) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses, and (g) risks related to restrictions or delays in global return to worksites as a result of COVID-19, which continues to impact our employees worldwide and our customers, which has negatively impacted our voice product lines for the quarter, and restricted customer engagement; and (h) the complexity of the forecast analysis and the design and operation of internal controls; and (ii) our belief that we can manufacture or supply products in a timely manner to satisfy perishable demand; (iii) expectations related to our customers’ purchasing decisions and our ability to match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (iv) risks associated with significant and abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (v) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (vi) risks associated with the potential interruption in the supply of sole-sourced critical components, our ability to move to a dual-source model, and the continuity of component supply at costs consistent with our plans, which has negatively impacted in the quarter and may continue to impact our ability to timely supply product to meet our customer demand; (vii) expectations related to our services segment revenues, particularly as we introduce new generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which may result in decreased demand for our professional, installation and/or managed service offerings; (viii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to suspend our dividend payments, will meet our liquidity needs during and following the unknown duration and impact of the COVID-19 pandemic; (ix) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants and timely repay all principal and interest amounts drawn under our credit facility as they become due; (x) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (xi) our efforts to execute to drive sales and sustainable profitable revenue growth; (xii) our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products; (xiii) our belief that our new Partner Program will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xiv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xv) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our quarterly and annual earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the macro-economic and political climate and other external factors, puts further pressure on management judgments used to develop forward looking financial guidance and other prospective financial information; (xviii) expectations related to GAAP and non-GAAP financial results for the first quarter and full Fiscal Year 2021, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted EPS; (xix) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware, software and services offerings; (xx) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxi) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxii) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxiii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; (xxiv) our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share; and (xxv) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the Securities and Exchange Commission ("SEC") on June 8, 2020; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions. Poly combines legendary audio expertise and powerful video and conferencing capabilities to overcome the distractions, complexity and distance that make communication in and out of the workplace challenging. Our major product categories are Headsets, which includes wired and wireless communication headsets; Voice, Video, and Content Sharing Solutions, which includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, conference room phones, and video conferencing solutions and peripherals, including cameras, speakers, and microphones. All of our solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. Our cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. In addition, we have a broad portfolio of Services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration.

COVID-19 Update

The novel strain of COVID-19 (“COVID-19”) has continued to spread globally, including within the United States, and has caused government authorities and businesses to implement numerous measures to try to contain the virus, such as quarantines, shelter in place orders, and shutdowns. The COVID-19 pandemic has continued to challenge the stability of global economic activity as well as the global supply chain and financial markets.

We experienced high demand for certain Enterprise Headsets and video cameras to support work from home mandates. In addition, as companies shifted from on premises to work from home options for their workforce, we saw a decline in demand for our Voice and platform and telepresence Video product lines. Also, as a result of COVID-19, we encountered disruptions in our supply chain, specifically sourcing components and raw materials to meet our high customer demand for specific Headsets.

Employee safety is a critical concern to the Company and measures taken to protect them in each of our locations globally include adherence to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities, routine sanitation of facilities, and health monitoring before entry into Company facilities. Even so, our operations were directly impacted by a shutdown of our Tijuana manufacturing facility for approximately two weeks. During that time, we worked with local health authorities’ recommendations to implement enhanced safety measures in that facility. The changes to our operations meet or exceed current regulations, however we continue to monitor employees’ safety and evolving requirements. Additional alterations may be required, adding complexity to predict with certainty the impact of the pandemic on our operations.

The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on factors outside our control, including the extent and duration of the pandemic, the development and availability of effective treatments and vaccines, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for the our products. However, at the current time we believes that our existing balances of cash, cash equivalents and short-term investments, along with other liquidity sources will be sufficient to satisfy its working capital needs, capital asset purchases, debt repayments and other liquidity requirements associated with our existing operations.

Quarterly Highlights

Total Net Revenues (in millions)

Compared to the first quarter of Fiscal Year 2020, total net revenues decreased 20.6% to $355.7 million; the decrease was primarily driven by a decline in Voice and Headset product revenues. Refer to further discussion on total net revenues in the Results of Operations below.

As a result of the purchase accounting related to the Polycom Acquisition ("Acquisition"), a total of $5.1 million of deferred revenue that otherwise would have been recognized in the first quarter of Fiscal Year 2021 was excluded from first quarter revenue of $355.7 million; the amount of deferred revenue excluded from the first quarter of Fiscal Year 2020 was $12.2 million.

Operating Income (Loss) (in millions)

We reported an operating loss of $57.2 million for the first quarter of Fiscal Year 2021 and an operating loss of $28.8 million for the first quarter of Fiscal Year 2020. The decline in our results from operations primarily is due to lower gross margins due to lower production levels, restructuring and other related charges, and legal settlements partially offset by lower operating expenses. Refer to further discussion in the Results of Operations below.

RESULTS OF OPERATIONS

We group our operations into two reportable segments: Products and Services. Our Products segment consists of Headsets, Voice, and Video product categories and our Services segment consists of support, professional, managed, and cloud services and solutions.

The following graphs display net revenues by segment for the three months ended June 27, 2020 and June 29, 2019:

Net Revenues (in millions)
Revenue by Segment (percent)

Products

Net revenues decreased in the three months ended June 27, 2020 compared to the prior year period, primarily due to the Voice and Headsets product category. Declines in Voice product revenues are a result of COVID-19 shift in demand toward "work from home" products. Declines in Headset product revenues were driven by our decision to eliminate lower margin consumer products from our portfolio, including the Fiscal Year 2020 sale of gaming headset assets, and focus on higher margin consumer products. In addition, we experienced a decline in our contact center headsets due to: (1) an overall decline in the global contact center market as product demand shifts more to UC&C products, (2) product transitions, and (3) sales integration and channel consolidation issues. These decreases were partially offset by growth in our Video product category as new products ramp.

Services

Net revenues decreased slightly in the three months ended June 27, 2020 in our Support Services category due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio products which are lower complexity products with optional service contracts. The decrease was mostly offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom Acquisition.

Geographic Information (in millions)                Revenue by Region (percent)

Compared to the same prior year period, U.S. net revenues for the three months ended June 27, 2020 decreased primarily due to supply shortages for UC&C Headsets and declines in our Voice and Consumer headset product revenues. Declines in Voice product revenues are a result of COVID-19 shift in demand toward "work from home" products. Our Consumer Headset product revenues declined driven by our decision to eliminate lower margin consumer products from our portfolio, including the Fiscal Year 2020 sale of gaming headset assets, and focus on higher margin consumer products.

Similarly, international net revenues for the three months ended June 27, 2020 decreased from the same prior year period primarily due to declines in Headset product revenues (both Enterprise and Consumer Headsets), and Voice product revenues. These declines were partially offset by an increase in our Video product revenues.

During the three months ended June 27, 2020, changes in foreign exchange rates unfavorably impacted net revenues by $2.5 million, net of the effects of hedging, compared to a $3.9 million unfavorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Three Months Ended
(in thousands, except percentages)	June 27, 2020	June 29, 2019	Change
Products:
Net revenues	$291,458	$382,745	$(91,287)	(23.9)%
Cost of revenues	176,615	208,616	(32,001)	(15.3)%
Gross profit	$114,843	$174,129	$(59,286)	(34.0)%
Gross profit %	39.4%	45.5%
Services:
Net revenues	$64,262	$65,022	$(760)	(1.2)%
Cost of revenues	22,773	26,505	(3,732)	(14.1)%
Gross profit	$41,489	$38,517	$2,972	7.7%
Gross profit %	64.6%	59.2%
Total:
Net revenues	$355,720	$447,767	$(92,047)	(20.6)%
Cost of revenues	199,388	235,121	(35,733)	(15.2)%
Gross profit	$156,332	$212,646	$(56,314)	(26.5)%
Gross profit %	43.9%	47.5%

Products

Compared to the prior year period, gross profit as a percentage of net revenues decreased in the three months ended June 27, 2020, primarily due to COVID-19 related incremental manufacturing costs, fixed cost items spread over lower net revenues, and inventory-related reserves taken during the current quarter. Partially offsetting these unfavorable items was a decrease in intangible asset amortization expense resulting from long-lived asset impairment of existing technology related to our Voice products in the fourth quarter of Fiscal Year 2020 and favorable product mix.

Given the significant variances in gross profit percentages between our higher and lower margin products, gross profit percentages may be impacted by variations in product mix and other factors, including production levels, distribution channels, and return rates.

Services

Compared to the prior year period, the gross profit as a percentage of net revenues increased primarily due to the decrease in the Polycom acquisition-related deferred revenue fair value adjustment and a lower fixed cost base.

OPERATING EXPENSES

Operating expenses for the three months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended
(in thousands, except percentages)	June 27, 2020	June 29, 2019	Change
Research, development, and engineering	$50,029	$59,524	$(9,495)	(16.0)%
Selling, general and administrative	116,644	163,608	(46,964)	(28.7)%
(Gain) loss, net from litigation settlements	17,561	(1,162)	18,723	1,611.3%
Restructuring and other related charges	29,330	19,525	9,805	50.2%
Total Operating Expenses	$213,564	$241,495	$(27,931)	(11.6)%
% of net revenues	60.0%	53.9%

Research, development, and engineering expenses decreased during the three months ended June 27, 2020 when compared to the prior year period primarily due to lower compensation expense driven by reduction in headcount, decreased expenses due to COVID-19 restrictions, and cost control efforts.

Selling, general and administrative expenses decreased during the three months ended June 27, 2020 when compared to the prior year period primarily due to integration related expenses that did not occur in the current period, lower compensation expense, driven by reduced headcount and lower sales commissions, decreased expenses due to COVID-19 restrictions, and cost control efforts.

During the three months ended June 27, 2020 we recorded litigation charges for settlements that occurred during the quarter. See Note 7, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements for further information regarding on-going litigation.

Compared to the prior year period, restructuring and other related charges increased in the three months ended June 27, 2020, primarily due to restructuring actions initiated during the period to reduce expenses and optimize our cost structure and align with projected revenue levels. These actions consisted of headcount reductions and office closures. For more information regarding restructuring activities, see Note 9, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three months ended June 27, 2020 and June 29, 2019 was as follows:

	Three Months Ended
(in thousands, except percentages)	June 27, 2020	June 29, 2019	Change
Interest expense	$(21,184)	$(23,932)	$2,748	11.5%
% of net revenues	(6.0)%	(5.3)%

Interest expense decreased for the three months ended June 27, 2020 primarily due to lower outstanding balance on the term loan facility and lower interest rates. See Note 8, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

Other non-operating income, net for the three months ended June 27, 2020 and June 29, 2019 was as follows:

	Three Months Ended
(in thousands, except percentages)	June 27, 2020	June 29, 2019	Change
Other non-operating income, net	$224	$333	$(109)	(32.7)%
% of net revenues	0.1%	0.1%

Other non-operating income, net for the three months ended June 27, 2020 decreased primarily due to immaterial net foreign currency losses partially offset by immaterial unrealized gains on the deferred compensation portfolio during the current period compared to immaterial net foreign currency gains in the prior period.

INCOME TAX BENEFIT

	Three Months Ended
(in thousands except percentages)	June 27, 2020	June 29, 2019	Change
Loss before income taxes	$(78,192)	$(52,448)	$(25,744)	(49.1)%
Income tax benefit	(3,177)	(7,577)	4,400	58.1%
Net loss	$(75,015)	$(44,871)	$(30,144)	(67.2)%
Effective tax rate	4.1%	14.4%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our income tax expense or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended June 27, 2020 and June 29, 2019 were 4.1% and 14.4%, respectively.

The change in our effective tax rate for the three months ended June 27, 2020 relative to prior year primarily is due to increase in pre-tax losses and benefit from internal intangible property restructuring between our wholly-owned subsidiaries to align the IP structure to our evolving operations resulting in a deferred tax benefit due to the difference in book and tax basis.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the two-year period ended March 28, 2020 and Fiscal Year 2021 forecasted results in the U.S. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 27, 2020, a valuation allowance against U.S. federal and state deferred tax assets continues to be maintained for the three months ended June 27, 2020.

As of June 27, 2020, we had approximately $89.5 million in non-US net deferred tax assets ("DTAs") after valuation allowance. A significant portion of our DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a substantial valuation allowance to reduce our DTAs may be required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of June 27, 2020 and March 28, 2020 and for the first three months of Fiscal Years 2021 and 2020 (in thousands):

	June 27, 2020	March 28, 2020
Cash, cash equivalents, and short-term investments	$262,932	$225,720
Property, plant and equipment, net	$159,539	$165,858
Long-term debt, net of issuance costs	$1,623,034	$1,621,694
Working capital	$183,487	$209,203

	Three months ended
	June 27, 2020	June 29, 2019
Cash provided by operating activities	$41,722	$8,349
Cash used for investing activities	$(3,645)	$(4,988)
Cash used for financing activities	$(2,734)	$(13,972)

Our cash and cash equivalents as of June 27, 2020 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of June 27, 2020, of our $262.9 million of cash, cash equivalents, and short-term investments, $141.8 million was held domestically while $121.1 million was held by foreign subsidiaries, and approximately 80% was based in USD-denominated instruments. Our remaining investments were composed of Mutual Funds.

During the three months ended June 27, 2020, cash generated by operating activities of $41.7 million was a result of $75.0 million of net loss, non-cash adjustments to net loss of $67.4 million and an increase in the net change in operating assets and liabilities of $49.3 million. Cash used in investing activities of $3.7 million during the three months ended June 27, 2020 consisted primarily of cash used to acquire property, plant and equipment of $5.4 million partially offset by proceeds from the sale of assets held for sale of $1.9 million. Cash used in financing activities of $2.7 million during the three months ended June 27, 2020 consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee equity awards.

During the three months ended June 29, 2019, cash generated by operating activities of $8.3 million was a result of $44.9 million of net loss, non-cash adjustments to net loss of $49.2 million and an increase in the net change in operating assets and liabilities of $4.1 million. Cash used in investing activities of $5.0 million during the three months ended June 29, 2019 consisted primarily of cash used to acquire property, plant and equipment of $4.5 million. Cash used in financing activities of $14.0 million during the three months ended June 29, 2019 consisted primarily of taxes paid on behalf of employees related to net share settlements of vested employee equity awards and payment of the quarterly dividend on our common stock.

Debt

In July 2018, in connection with the Acquisition, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. As of June 27, 2020, we had $1.127 billion of the term loan outstanding.

On February 20, 2020, the Company entered into an Amendment No. 2 to the Credit Agreement (the “Amendment”) in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of June 27, 2020, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.0 million and had $99 million available under the revolving line of credit. As of June 27, 2020, the Company was in compliance with the financial covenants.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. During the three months ended June 27, 2020, the Company reclassified into interest expense $3.7 million and had a $19.1 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

During Fiscal Year 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at an annual rate of 5.50%. As of June 27, 2020, we had $495.8 million of debt outstanding.

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

Further information regarding the Company’s debt issuances and related hedging activity can be found in Note 8, Debt and Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements.

Capital Return Program

On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first quarter of Fiscal Year 2021, we did not repurchase any shares of our common stock. As of June 27, 2020, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 11, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations. However, any projections of future financial needs and sources of working capital are subject to uncertainty on our financial results. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

Consigned Inventory

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of June 27, 2020, and March 28, 2020, we had off-balance sheet consigned inventories of $34.1 million and $21.7 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply of demand information that typically covers periods up to 13 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 27, 2020, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $390.4 million, including the off-balance sheet consigned inventories of $34.1 million.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020. There have been no material changes to our critical accounting estimates during the three months ended June 27, 2020.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	June 27, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$249,766	$213,879
Short-term investments	13,166	11,841
Accounts receivable, net	208,688	246,835
Inventory, net	177,633	164,527
Other current assets	46,145	47,946
Total current assets	695,398	685,028
Property, plant, and equipment, net	159,539	165,858
Goodwill	796,216	796,216
Purchased intangibles, net	434,481	466,915
Deferred tax assets	89,804	82,496
Other assets	53,444	60,661
Total assets	$2,228,882	$2,257,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$115,166	$102,159
Accrued liabilities	396,745	373,666
Total current liabilities	511,911	475,825
Long term debt, net of issuance costs	1,623,034	1,621,694
Long-term income taxes payable	98,949	98,319
Other long-term liabilities	144,699	144,152
Total liabilities	2,378,593	2,339,990
Commitments and contingencies (Note 7)
Stockholders' deficit:
Common stock	901	896
Additional paid-in capital	1,510,695	1,501,340
Accumulated other comprehensive loss	(12,083)	(13,582)
Accumulated deficit	(782,919)	(707,904)
Total stockholders' equity before treasury stock	716,594	780,750
Less: Treasury stock, at cost	(866,305)	(863,566)
Total stockholders' deficit	(149,711)	(82,816)
Total liabilities and stockholders' deficit	$2,228,882	$2,257,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net revenues
Net product revenues	$291,458	$382,745
Net service revenues	64,262	65,022
Total net revenues	355,720	447,767
Cost of revenues
Cost of product revenues	176,615	208,616
Cost of service revenues	22,773	26,505
Total cost of revenues	199,388	235,121
Gross profit	156,332	212,646
Operating expenses:
Research, development, and engineering	50,029	59,524
Selling, general, and administrative	116,644	163,608
(Gain) loss, net from litigation settlements	17,561	(1,162)
Restructuring and other related charges	29,330	19,525
Total operating expenses	213,564	241,495
Operating loss	(57,232)	(28,849)
Interest expense	(21,184)	(23,932)
Other non-operating income, net	224	333
Loss before income taxes	(78,192)	(52,448)
Income tax benefit	(3,177)	(7,577)
Net loss	$(75,015)	$(44,871)

Loss per common share:
Basic	$(1.85)	$(1.14)
Diluted	$(1.85)	$(1.14)

Shares used in computing loss per common share:
Basic	40,460	39,239
Diluted	40,460	39,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
Net loss	$(75,015)	$(44,871)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(219)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(1,579)	(6,704)
Net (gains) losses reclassified into income for revenue hedges	(909)	(1,359)
Net (gains) losses reclassified into income for cost of revenue hedges	—	(104)
Net (gains) losses reclassified into income for interest rate swaps	3,723	652
Net unrealized gains (losses) on cash flow hedges	1,235	(7,515)

Aggregate income tax benefit of the above items	264	1,581
Other comprehensive income (loss)	1,499	(6,153)
Comprehensive loss	$(73,516)	$(51,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(75,015)	$(44,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,400	57,698
Amortization of debt issuance costs	1,340	1,361
Stock-based compensation	9,355	12,904
Deferred income taxes	(7,169)	(29,410)
Provision for excess and obsolete inventories	6,082	2,769
Restructuring and related charges	29,330	19,525
Cash payments for restructuring charges	(13,085)	(17,658)
Other operating activities	(1,851)	1,965
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	37,914	21,445
Inventory, net	(16,008)	(42,309)
Current and other assets	3,483	15,498
Accounts payable	12,321	36,392
Accrued liabilities	11,236	(44,793)
Income taxes	389	17,833
Cash provided by operating activities	41,722	8,349
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	170
Purchase of investments	(108)	(651)
Capital expenditures	(5,437)	(4,507)
Proceeds from sale of property and equipment	1,900	—
Cash used for investing activities	(3,645)	(4,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Employees' tax withheld and paid for restricted stock and restricted stock units	(2,739)	(8,621)
Proceeds from issuances under stock-based compensation plans	5	589
Proceeds from revolving line of credit	50,000	—
Repayments of revolving line of credit	(50,000)	—
Payment of cash dividends	—	(5,940)
Cash used for financing activities	(2,734)	(13,972)
Effect of exchange rate changes on cash and cash equivalents	544	6
Net increase (decrease) in cash and cash equivalents	35,887	(10,605)
Cash and cash equivalents at beginning of period	213,879	202,509
Cash and cash equivalents at end of period	$249,766	$191,904
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$2,585	$2,755
Cash paid for interest	$26,227	$29,203

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) / EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Deficit
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(75,015)	—	(75,015)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,499	—	—	1,499
Proceeds from issuances under stock-based compensation plans	519	5	—	—	—	—	5
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	9,355	—	—	—	9,355
Employees' tax withheld and paid for restricted stock and restricted stock units	(233)	—	—	—	—	(2,739)	(2,739)
Balances at June 27, 2020	40,682	$901	$1,510,695	$(12,083)	$(782,919)	$(866,305)	$(149,711)

	Three Months Ended June 29, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balances at March 30, 2019	39,518	$884	$1,431,608	$(475)	$143,344	$(853,674)	$721,687
Net loss	—	—	—	—	(44,871)	—	(44,871)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(5,934)	—	—	(5,934)
Proceeds from issuances under stock-based compensation plans	271	3	586	—	—	—	589
Repurchase of restricted common stock	(20)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,940)	—	(5,940)
Stock-based compensation	—	—	12,904	—	—	—	12,904
Employees' tax withheld and paid for restricted stock and restricted stock units	(191)	—	—	—	—	(8,622)	(8,622)
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at June 29, 2019	39,578	$887	$1,445,098	$(6,628)	$92,437	$(862,296)	$669,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 28, 2020 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which was filed with the SEC on June 8, 2020. The results of operations for the interim period ended June 27, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 27, 2021 and March 28, 2020, respectively, and both consist of 52 weeks. The Company’s results of operations for the three months ended June 27, 2020 and June 29, 2019 both contain 13 weeks.

Risks and uncertainties

As described in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which was filed with the SEC on June 8, 2020, the Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies as a result of the COVID-19 pandemic. The Company continues to assess various accounting estimates and other matters in context to the unknown future impacts of COVID-19 using information that is reasonably available as of the issuance date of the condensed consolidated financial statements. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on its customers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of these condensed consolidated financial statements, the extent to which the pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncement

In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance regarding the measurement of credit losses on financial instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted the new standard effective March 29, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption had an immaterial impact on the Company’s financial position, results of operations or cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, and short-term investments as of June 27, 2020 and March 28, 2020 (in thousands):

June 27, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$199,763	$—	$—	$199,763	$199,763	$—
Level 1:
Mutual Funds	13,081	360	(275)	13,166	—	13,166
Money Market Funds	50,003	—	—	50,003	50,003

Total cash, cash equivalents and investments measured at fair value	$262,847	$360	$(275)	$262,932	$249,766	$13,166

March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$213,879	$—	$—	$213,879	$213,879	$—
Level 1:
Mutual Funds	12,938	31	(1,128)	11,841	—	11,841

Total cash, cash equivalents and investments measured at fair value	$226,817	$31	$(1,128)	$225,720	$213,879	$11,841

As of June 27, 2020, and March 28, 2020, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended June 27, 2020, and June 29, 2019.

There were no transfers between fair value measurement levels during the three months ended June 27, 2020, and June 29, 2019.

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

Level 2
The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, an interest rate swap, a term loan facility, and 5.50% Senior Notes. The fair value of the Level 2 derivative foreign currency contracts and interest rate swap are determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities, see Note 13, Derivatives. The fair value of the Level 2 5.50% Senior Notes and term loan facility are determined based on inputs that were observable in the market, including the trading price of the notes when available. For more information regarding the Company's 5.50% Senior Notes and term loan facility, see Note 8, Debt.

Level 3
The Company's revolving credit facility falls under the Level 3 hierarchy. The fair value of the Level 3 revolving credit facility is determined based on inputs that were unobservable in the market. For more information regarding the Company's debt, refer to Note 8, Debt.

4.  DEFERRED COMPENSATION

As of June 27, 2020, the Company held investments in mutual funds with a fair value totaling $13.2 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.1 million at June 27, 2020. As of March 28, 2020, the Company held investments in mutual funds with a fair value totaling $11.8 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 28, 2020 was $11.7 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

(in thousands)	June 27, 2020	March 28, 2020
Accounts receivable	$297,260	$350,642
Provisions for promotions, rebates, and other	(86,308)	(101,666)
Provisions for doubtful accounts and sales allowances	(2,264)	(2,141)
Accounts receivable, net	$208,688	$246,835

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks, and economic conditions that may affect a customer’s ability to pay, including any reasonable and supportable forecasts of the future.

For the three months ended June 27, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may impact our allowance for credit losses in future periods.

As a result of the Polycom Acquisition (the "Acquisition"), the Company assumed a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of Polycom's products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Topic 860 and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with Topic 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

During the quarter ended June 27, 2020, total transactions entered pursuant to the terms of the Financing Agreement were approximately $31.4 million, of which $23.6 million was related to the transfer of the financial asset. During the quarter ended June 29, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $59.1 million, of which $27.3 million was related to the transfer of the financial assets. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheet as of June 27, 2020 and March 28, 2020 was approximately $13.6 million and $22.5 million, respectively due from the financing company, of which $11.1 million and $16.5 million, respectively was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarters ended June 27, 2020 and June 29, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statement of operations.

Inventory, net:

(in thousands)	June 27, 2020	March 28, 2020
Raw materials	$92,764	$97,371
Work in process	265	459
Finished goods	84,604	66,697
Inventory, net	$177,633	$164,527

Accrued Liabilities:

(in thousands)	June 27, 2020	March 28, 2020
Short term deferred revenue	$141,722	$144,040
Employee compensation and benefits	53,933	48,153
Estimated losses - legal and other	26,310	9,290
Operating lease liabilities, current	22,666	22,517
Provision for returns	20,749	20,146
Income tax payable	20,748	20,725
Warranty obligation	17,394	12,772
Derivative liabilities	12,834	12,840
VAT/Sales tax payable	10,442	9,673
Accrued interest	8,062	14,617
Marketing incentives liabilities	6,309	9,708
Accrued other	55,576	49,185
Accrued liabilities	$396,745	$373,666

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended June 27, 2020 and June 29, 2019 were as follows:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Warranty obligation at beginning of period	$15,261	$17,984
Warranty provision related to products shipped	9,428	4,837
Deductions for warranty claims processed	(4,269)	(5,001)
Adjustments related to preexisting warranties	(533)	(1,036)
Warranty obligation at end of period(1)	$19,887	$16,784

(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

6.	GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill allocated to the Company's reporting segments for the periods ended June 27, 2020 and March 28, 2020 are as follows:

(in thousands)	Poly Reportable Segment	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of March 30, 2019	$1,278,380	$—	$—	$1,278,380
Adjustments(1)	1,517			1,517
Impairment prior to re-segmentation	(323,088)	—	—	(323,088)
Allocation due to re-segmentation	(956,809)	789,561	167,248	—
Impairment after re-segmentation	—	(160,593)		(160,593)
Balance as of March 28, 2020	$—	$628,968	$167,248	$796,216
Balance as of June 27, 2020	$—	$628,968	$167,248	$796,216
(1) Represents measurement period adjustments.

During the fourth quarter of Fiscal Year 2020, the Company experienced a sustained decrease in its stock price and determined that it was more likely than not that the carrying value of the Company's reporting units exceeded their fair value. Additionally, during the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management, which ultimately resulted in a change to the composition of its reportable segments and consequently a change from one to four reporting units – Headsets, Voice, Video, and Services. These changes resulted in an impairment charge of $483.7 million in the fourth quarter of Fiscal Year 2020.

Other Intangible Assets

As of June 27, 2020, and March 28, 2020, the carrying value of other intangibles, is as follows:

As of	June 27, 2020			March 28, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$427,123	$(227,087)	$200,036	$427,123	$(208,848)	$218,275	3.1 years
Customer relationships	240,024	(95,490)	144,534	240,024	(84,506)	155,518	3.8 years
Trade name/Trademarks	115,600	(25,689)	89,911	115,600	(22,478)	93,122	7.0 years
Total intangible assets	$782,747	$(348,266)	$434,481	$782,747	$(315,832)	$466,915	4.1 years

During the three months ended June 27, 2020 and June 29, 2019, the Company recognized $32.4 million and $45.3 million, respectively, in amortization expense.

As of June 27, 2020, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2021 (remaining nine months)	$92,459
2022	113,858
2023	111,232
2024	65,936
2025	21,688
Thereafter	29,308
$434,481

7. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of June 27, 2020 were as follows:

(in thousands)	Operating Leases(1)
2021 (remaining nine months)	$18,671
2022	20,805
2023	8,942
2024	3,834
2025	2,223
Thereafter	1,688
Total lease payments	$56,163
Less: Imputed interest(2)	(3,497)
Present value of lease liabilities	$52,666
(1) The weighted average remaining lease term was 2.8 years as of June 27, 2020.
(2) The weighted average discount rate was 4.7% as of June 27, 2020.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of June 27, 2020, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $390.4 million.

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

Claims and Litigation

On October 12, 2012, GN Netcom, Inc. (“GN”) filed a complaint against the Company in the United States District Court for the District of Delaware (“Court”), alleging violations of Sections 1 and 2 of the Sherman Act, Section 3 of the Clayton Act, and tortious interference with business relations in connection with the Company’s distribution of corded and wireless headsets. On July 13, 2020 the parties resolved the dispute and the matter was dismissed.  As of June 27, 2020, the impact of the settlement was recorded in the condensed consolidated statement of operations.

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada.  Polycom thereafter filed an inter partes reexamination ("IPR") of one of the patents, which was then appealed to Federal Circuit Court and denied.  Polycom filed an inter partes reexamination of the second patent and the PTAB denied institution of the IPR petition.  FullView also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement.  The arbitration panel awarded an immaterial amount to FullView.  FullView filed a First and Second Amended Complaint and Polycom has filed a motion to dismiss.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division.  The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California.  Polycom filed petitions for Inter Partes Review of the asserted patents which were granted by the U.S. Patent Trial and Appeal Board.  The District Court matter is stayed pending resolution of the IPRs.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against Plantronics, its CEO Joseph Burton, its CFO Charles Boynton and its former CFO Pamela Strayer alleging various securities law violations. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint is expected to be filed on August 7, 2020.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals.  The Company disputes the allegations.  The Company filed a Motion to Dismiss.  The Court granted the Motion to Dismiss with leave to amend as to Defendants He, Chung and Williams, granted the Motion to Compel Arbitration for Defendant Williams and granted in part and denied in part the Motion to Dismiss by Defendants Puorro and Poly.  Cisco filed an Amended Complaint and the Defendants have moved to dismiss or strike portions of the Amended Complaint.

On July 22, 2020, Koss Corporation sued Plantronics and Polycom in the Western District of Texas, Waco division alleging patent infringement with respect to four Koss patents.  The matter is ongoing and the Company disputes the claims.

In addition to the specific matters discussed above, the Company is involved in various legal proceedings and investigations arising in the normal course of conducting business. Where applicable, in relation to the on-going matters described above, the Company has accrued an amount that reflects the aggregate liability deemed probable and estimable, but this amount is not material to the Company's financial condition, results of operations, or cash flows. The Company is not able to estimate an amount or range of any reasonably possible loss, including in excess of any amount accrued, because of the preliminary nature of many of these proceedings, the difficulty in ascertaining the applicable facts relating to many of these proceedings, the variable treatment of claims made in many of these proceedings, and the difficulty of predicting the settlement value of many of these proceedings. However, based upon the Company's historical experience, the resolution of these proceedings is not expected to have a material effect on the Company's financial condition, results of operations or cash flows. The Company may incur substantial legal fees, which are expensed as incurred, in defending against these legal proceedings.

8. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of June 27, 2020 and March 28, 2020 were as follows:

	June 27, 2020		March 28, 2020
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$435,930	$495,771	$359,140	$495,409
Term loan facility	$1,056,501	$1,127,263	$852,942	$1,126,285

As of June 27, 2020, and March 28, 2020, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $23.8 million and $25.1 million, respectively.

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

The Company may redeem all or a part of the 5.50% Senior Notes, upon not less than 30 or more than a 60-day notice; however, the applicable redemption price is the principal plus a premium which declines over time as specified in the applicable indenture, together with accrued and unpaid interest.

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and lease-back transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, to another person.

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
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of June 27, 2020, the Company was in compliance with the financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its financial statements for any annual period in which the Company generates excess cash as defined by the Credit Agreement. In accordance with the terms of the Credit Agreement, the Company did not generate excess cash during Fiscal Year 2020 and therefore is not required to make any debt repayments in Fiscal Year 2021. During the three months ended June 27, 2020, the Company did not prepay any aggregate principal amount of the term loan facility and did not incur any prepayment penalties. As of June 27, 2020, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.0 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

9. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2021 restructuring plan

During the first quarter of Fiscal Year 2021, the Company committed to additional actions to reduce expenses and right size its overall cost structure to better align with projected revenue levels. The costs incurred to date under this plan includes severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to closure or consolidation of leased offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Severance	$22,311	$13,695
Facility	1,798	—
Other (1)	1,441	5,830
Non-cash charges (2)	3,780	—
Total restructuring and other related charges	$29,330	$19,525
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent right-of-use asset impairment

The Company's restructuring liabilities as of June 27, 2020 is as follows (amounts in thousands):

	As of March 28, 2020	Accruals	Cash Payments	As of June 27, 2020
FY 2021 Plans
Severance	$—	$23,116	$(8,094)	$15,022
Facility	—	259	(2)	257
Other	—	1,441	(727)	714
Total FY2021 Plans	$—	$24,816	$(8,823)	$15,993
FY 2020 Plans
Severance	$7,475	$(865)	$(2,794)	$3,816
Facility	2,501	1,539	(317)	3,723
Other	1,621	—	(943)	678
Total FY2020 Plans	$11,597	$674	$(4,054)	$8,217
FY 2019 Plans
Severance	$147	$60	$(91)	$116
Facility	—	—	—	—
Other	117	—	(117)	—
Total FY2019 Plans	$264	$60	$(208)	$116
Severance	$7,622	$22,311	$(10,979)	$18,954
Facility	2,501	1,798	(319)	3,980
Other	1,738	1,441	(1,787)	1,392
Grand Total	$11,861	$25,550	$(13,085)	$24,326

10. STOCK-BASED COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Cost of revenues	$833	$978

Research, development, and engineering	3,231	3,719
Selling, general, and administrative	5,296	8,207
Stock-based compensation included in operating expenses	8,527	11,926
Total stock-based compensation	9,360	12,904
Income tax expense (benefit)	(4,974)	4
Total stock-based compensation, net of tax	$4,386	$12,908

11. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of June 27, 2020, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

For the periods ended June 27, 2020 and June 29, 2019, the Company did not repurchase any shares of its common stock.

The total value of shares withheld in satisfaction of employee tax obligations on the vesting of equity awards for the three months ended June 27, 2020 and June 29, 2019 were $2.7 million and $8.6 million, respectively. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	June 27, 2020	March 28, 2020
Accumulated unrealized loss on cash flow hedges (1)	$(16,698)	$(18,197)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive loss	$(12,083)	$(13,582)
(1) Refer to Note 13, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of June 27, 2020 and March 28, 2020.

13. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of June 27, 2020 and March 28, 2020. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of June 27, 2020, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of June 27, 2020, and March 28, 2020, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	June 27, 2020	March 28, 2020
Derivative Assets(1)
Non-designated hedges	$21	$266
Cash flow hedges	1,058	3,283
Total derivative assets	$1,079	$3,549

Derivative Liabilities(2)
Non-designated hedges	$806	$668
Cash flow hedges	712	811
Interest rate swap	19,146	21,411
Accrued interest	1,394	631
Total derivative liabilities	$22,058	$23,521

(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of June 27, 2020, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of June 27, 2020, the portion of derivative liabilities classified as long-term was immaterial.

Non-Designated Hedges

As of June 27, 2020, the Company had foreign currency forward contracts denominated in Euros ("EUR") and British Pound Sterling ("GBP"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at June 27, 2020:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€44,600	$49,967	Sell EUR	1 month
GBP	£3,225	$3,974	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Loss on foreign exchange contracts	$(918)	$(289)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	June 27, 2020		March 28, 2020
	EUR	GBP	EUR	GBP
Option contracts	€62.9	£14.4	€67.0	£18.4
Forward contracts	€43.5	£12.8	€50.2	£18.5

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, NA. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the three months ended June 27, 2020. During the three months ended June 27, 2020, the Company reclassified into interest expense $3.7 million and had a $19.1 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Gain (loss) included in AOCI as of beginning of period	$(20,156)	$(7,480)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(1,579)	(6,704)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	(909)	(1,359)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	—	(104)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	3,723	652
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	2,814	(811)

Gain (loss) included in AOCI as of end of period	$(18,921)	$(14,995)

As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three months ended June 27, 2020 and June 29, 2019, the Company did not have an ineffective portion of its cash flow hedges.

14. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended June 27, 2020 and June 29, 2019 were 4.1% and 14.4%, respectively.

As of June 27, 2020, the Company had approximately $89.5 million in non-US net deferred tax assets ("DTAs") after valuation allowance, and continued to maintain a 100% valuation allowance against its U.S. federal and state deferred tax assets. A significant portion of the Company's DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. As of June 27, 2020, the Company had a total gross unrecognized tax benefits of $37.2 million compared with $36.9 million as of June 29, 2019. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

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

The following table sets forth the computation of basic loss per common share for the three months ended June 27, 2020, and June 29, 2019:

	Three Months Ended
(in thousands, except per share data)	June 27, 2020	June 29, 2019
Basic loss per common share:
Numerator:
Net loss	$(75,015)	$(44,871)

Denominator:
Weighted average common shares, basic	40,460	39,239
Weighted average common shares-diluted	40,460	39,239

Basic loss per common share	$(1.85)	$(1.14)
Diluted loss per common share	$(1.85)	$(1.14)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	1,546	706

16. REVENUE AND MAJOR CUSTOMERS

The Company designs, manufactures, markets, and sells integrated communications and collaboration solutions that span headsets, open Session Initiation Protocol ("SIP") and native ecosystem desktop phones, conference room phones, video conferencing solutions and peripherals, including cameras, speakers, and microphones, cloud management and analytics software solutions, and services.

Major product categories are Headsets, which includes wired and wireless communication headsets; Voice, Video, and Content Sharing Solutions, which includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, conference room phones, and video conferencing solutions and peripherals, including cameras, speakers, and microphones. All of the Company's solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. The Company's cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. In addition, the Company has a broad portfolio of Services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration.

Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and computers. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to the Company's customers.

The following table disaggregates revenues by major product category for the three months ended June 27, 2020 and June 29, 2019:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Net revenues from unaffiliated customers:
Headsets[1]	174,750	218,650
Voice[2]	50,681	103,847
Video[2]	66,027	60,248
Services[2]	64,262	65,022
Total net revenues	$355,720	$447,767
1 As announced on February 4, 2020, the Company entered into a definitive agreement with Nacon S.A. and closed the transaction on March 19, 2020, completing the sale of the Company's Consumer Gaming assets for a net amount that is not material to the Company's condensed consolidated financial statements. The remaining consumer headsets are included in the Company's Enterprise products and all prior periods have been reclassified to conform to current presentation.
2 Categories were introduced with the acquisition of Polycom on July 2, 2018, and amounts are presented net of purchase accounting adjustments.

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three months ended June 27, 2020 and June 29, 2019. The following table presents net revenues by geography:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Products
Net revenues from unaffiliated customers:
U.S.	$144,289	$198,781

Europe and Africa	77,618	101,106
Asia Pacific	45,431	57,252
Americas, excluding U.S.	24,120	25,606
Total international net revenues	147,169	183,964
Product net revenues	291,458	382,745

Services
Net revenues from unaffiliated customers:
U.S.	$23,992	$26,046

Europe and Africa	16,488	15,873
Asia Pacific	18,833	17,596
Americas, excluding U.S.	4,949	5,507
Total international net revenues	40,270	38,976
Service net revenues	$64,262	$65,022

Total net revenues	$355,720	$447,767

Two customers, Ingram Micro Group and ScanSource, accounted for 18.3% and 13.5%, respectively, of net revenues for the three months ended June 27, 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 17.4% and 16.9% of net revenues for the three months ended June 29, 2019, respectively.

Two customers, Ingram Micro Group and ScanSource accounted for 25.8% and 19.0%, respectively, of total net accounts receivable at June 27, 2020. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of total net accounts receivable at March 28, 2020.

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

The Company's service revenue is recognized either over-time or at a point-in-time depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 90% of the Company's overall service revenue and are recognized ratably over the contract term, which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are a series of distinct services available and delivered daily over the term. For certain products, support is provided free of charge without the purchase of a separate maintenance contract. If the support is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied support obligation and recognizes service revenue over the estimated implied support period which can range between one month to several years, depending on the circumstances. Revenues associated with Professional Services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

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

On occasion, the Company will fulfill only part of a purchase order due to lack of current availability for one or more items requested on an order. Its practice is to ship what is on hand, with the remaining goods shipped once the product is in stock. Shipment generally occurs less than one year from the date of the order. Depending on the terms of the contract or operationally, undelivered or backordered items may be canceled by either party at their discretion.

As of June 27, 2020, the Company's deferred revenue balance was $208.6 million. As of March 28, 2020, the Company's deferred revenue balance was $208.5 million. During the three months ended June 27, 2020, the Company recognized $72.4 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of June 27, 2020:

	June 27, 2020
(in millions)	Current	Noncurrent	Total
Performance obligations	$143.7	$66.8	$210.5

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billings. The balance of contract assets as of June 27, 2020 was $3.0 million. As of March 28, 2020, the Company's contract assets balance was $3.7 million. None of the Company's contracts are deemed to have significant financing components.

Sales, value add, and other taxes collected concurrent with revenue producing activities are excluded from revenue.

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and has considered a constraint accordingly. Provisions for Sales Returns are presented within accrued liabilities in the Company's condensed consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right offset, in which case they are presented within accrued liabilities on its condensed consolidated balance sheets. See Note 5, Details of Certain Balance Sheet Accounts above for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $4.6 million as of June 27, 2020. Amortization of capitalized contract costs for the three months ended June 27, 2020 was immaterial.

17. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's interim Chief Executive Officer is identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations and measures performance among its two operating segments — Products and Services.

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

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Segment revenues as reviewed by CODM
Products	$291,786	$383,372
Services	69,016	76,554
Total segment revenues as reviewed by CODM	$360,802	$459,926

Segment gross profit as reviewed by CODM
Products	$134,242	$206,692
Services	46,243	50,049
Total segment gross profit as reviewed by CODM	$180,485	$256,741

	Three Months Ended
(in thousands)	June 27, 2020	June 29, 2019
Total segment revenues as reviewed by CODM	$360,802	$459,926
Deferred revenue purchase accounting	(5,082)	(12,159)
Consolidated GAAP net revenues	$355,720	$447,767

Total segment gross profit as reviewed by CODM (1)	$180,485	$256,741
Purchase accounting amortization	(18,238)	(30,000)
Deferred revenue purchase accounting	(5,082)	(12,159)
Integration and rebranding costs	—	(958)
Stock-based compensation	(833)	(978)
Consolidated GAAP gross profit	$156,332	$212,646
(1) Includes depreciation expense of $3.3 million and $3.8 million for the three months ended June 27, 2020 and June 29, 2019, respectively.

18. SUBSEQUENT EVENTS

On July 13, 2020, the Company resolved long standing legal matters with GN Netcom, Inc. and the impact of the settlement was recorded in the condensed consolidated statement of operations as of June 27, 2020.

Quantitative and Qualitative Disclosures About Market Risk

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020, which could materially affect our business, financial position, or future results of operations.

Except as described below, there have been no material changes in our market risk as described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the three months ended June 27, 2020, we made payments of approximately $3.0 million on our interest rate swap and recognized $3.7 million within interest expense on the condensed consolidated statement of operations. As of June 27, 2020, we had $1.4 million of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $19.1 million recorded within accumulated other comprehensive income (loss) as of June 27, 2020. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.1 million.

Interest rates were lower in the three months ended June 27, 2020 compared to the same period in the prior year. In the three months ended June 27, 2020 and June 29, 2019 we generated interest income of $0.0 million and $0.3 million, respectively.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales. We can provide no assurance that our strategy will be successful in the future or that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three months ended June 27, 2020 and June 29, 2019. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of June 27, 2020 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$50.0	$5.0	$(5.0)
GBP	Sell GBP	$4.0	$0.4	$(0.4)

Cash Flow Hedges

In the three months ended June 27, 2020, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of June 27, 2020, we had foreign currency put and call option contracts with notional amounts of approximately €62.9 million and £14.4 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $5.7 million or incur a loss of $5.1 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of June 27, 2020 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$92.7	$0.6	$(4.6)
Put options	$85.1	$4.9	$(0.7)
Forwards	$64.7	$6.4	$(6.4)

Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020 (the "Form 10-K"), each of which could materially affect our business, financial position, or future results of operations. Except as described below, there have been no material changes to the risk factors included in the Form 10-K.

The risks described here and in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of our common stock made by us during the first quarter of fiscal year 2021:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
March 29, 2020 to April 25, 2020	3,468	[4]	N/A	—	1,369,014
April 26, 2020 to May 23, 2020	223,391	[4]	N/A	—	1,369,014
May 24, 2020 to June 27, 2020	6,579	4	N/A	—	1,369,014

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

MINE SAFETY DISCLOSURES

Not applicable.

OTHER INFORMATION

None.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	July 28, 2020	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer