Form 10-K/A
period 2020-03-28
PLANTRONICS INC /CA/
filed 2020-08-18
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Plantronics, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended March 28, 2020, originally filed with the Securities and Exchange Commission on June 8, 2020 (the “Original Report”). This Amendment is being filed solely for the purpose of inserting the conformed signature of the current Principal Accounting Officer, which was inadvertently omitted from the Original Report.

This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Report. No other changes have been made to the Original Report.

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

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	7/2/2018

3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3.1	1/20/2009

3.2	Amended and Restated Bylaws of Plantronics, Inc., effective as of April 9, 2020	10-K	001-12696	3.2	6/8/2020

4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015

4.2	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 hereto)	8-K	001-12696	4.2	6/3/2015

4.3	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	001-12696	4.3	7/2/2018

4.3.1	Amendment No. 2 to Credit Agreement, dated as of February 20, 2020, by and between Plantronics, Inc., the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-12696	4.3.1	2/21/2020

4.4	Description of Plantronics, Inc.'s Capital Stock	10-K	001-12696	4.4	6/8/2020

10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	7/2/2018

10.1.1	Amendment dated as of February 10, 2020 to the Stockholder Agreement dated as of July 2, 2018 by and between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	2/11/2020

10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005

10.3*	Plantronics, Inc. Incentive Compensation Plan	10-K	001-12696	10.3	5/17/2019

10.4*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	8/3/2018

10.5*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	6/28/2019

10.6*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	8/3/2018

10.7*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	6/28/2019

10.8*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997

10.9*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997

10.10*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016

10.11.1*	Amendment to Employment Agreement dated as of October 2, 2016 between Registrant and Joe Burton	10-K	001-12696	10.7.1	5/17/2019

10.11.2*	Second Amendment to Employment Agreement dated as of November 5, 2018 between Registrant and Joseph B. Burton	10-Q	001-12696	10.1	2/6/2019

10.12*	Severance Agreement and Release dated as of March 9, 2020 between Registrant and Joseph B. Burton	10-K	001-12696	10.12	6/8/2020

10.13*	At-Will Letter Agreement dated as of February 17, 2020 between Registrant and Robert Hagerty	10-K	001-12696	10/13	6/8/2020

10.14*	Offer letter dated as of March 4, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.10	5/17/2019

10.15*	Executive Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.11	5/17/2019

10.16*	Change of Control Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.12	5/17/2019

10.17*	Offer letter dated as of February 16, 2017 between Registrant and Mary Huser	10-K	001-12696	10.11	5/10/2017

10.18*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Mary Huser	10-K	001-12696	10.14	5/17/2019

10.19*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Mary Huser	10-Q	001-12696	10.3	2/5/2019

10.20*	Offer letter dated as of September 15, 2017 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	10/31/2017

10.21*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Jeff Loebbaka	10-K	001-12696	10.17	5/17/2019

10.22*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.4	2/5/2019

10.23*	Severance Agreement and Release dated December 2, 2019 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	2/6/2020

10.24*	Offer Letter dated as of December 27, 2019 between Registrant and Carl Wiese	10-Q	001-12696	10.2	2/6/2020

10.25*	Executive Severance Agreement and Change of Control Agreement dated as of January 24, 2020 between Registrant and Carl Wiese	10-Q	001-12696	10.3	2/6/2020

10.26*	Offer Letter dated December 11, 2018 between Registrant and Tom Puorro	10-K	001-12696	10.26	6/8/2020

10.27*	Executive Severance Agreement and Change of Control Agreement dated as of May 14, 2019 between Registrant and Tom Puorro	10-K	001-12696	10.27	6/8/2020

10.28	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009

10.29	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.1	5/26/2015

21.1	Subsidiaries of the Registrant	10-K	001-12696	21.1	6/8/2020

23	Consent of Independent Registered Public Accounting Firm	10-K	001-12696	23	6/8/2020

24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of the Original Report.)	10-K	001-12696	10-K	6/8/2020

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-12696	31.1	6/8/2020

31.2	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-12696	31.2	6/8/2020

31.3	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.4	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-12696	32.1	6/8/2020

101 INS	XBRL Instance Document					X

101 SCH	XBRL Taxonomy Extension Schema Document					X

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

101 DEF	XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

**	Confidential treatment has been granted with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 18, 2020	PLANTRONICS, INC.

	By:	/s/ Robert C. Hagerty
	Name:	Robert C. Hagerty
	Title:	Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert C. Hagerty
(Robert C. Hagerty)	Interim Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	August 18, 2020
/s/ Charles D. Boynton
(Charles D. Boynton)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 18, 2020
/s/ Kristine B. Diamond
(Kristine B. Diamond)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	August 18, 2020
*
(Marv Tseu)	Vice Chairman of the Board and Director	August 18, 2020
*
(Frank Baker)	Director	August 18, 2020
*
(Kathy Crusco)	Director	August 18, 2020
*
(Brian Dexheimer)	Director	August 18, 2020
*
(Gregg Hammann)	Director	August 18, 2020
*
(John Hart)	Director	August 18, 2020
*
(Guido Jouret)	Director	August 18, 2020
*
(Marshall Mohr)	Director	August 18, 2020
*
(Daniel Moloney)	Director	August 18, 2020
/s/ Robert C. Hagerty
* By: Robert C. Hagerty
Attorney-In-Fact