Form 10-Q
period 2020-09-26
PLANTRONICS INC /CA/
filed 2020-10-30
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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

As of October 26, 2020, 41,246,609 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties.  Specific forward-looking statements and the associated risks and uncertainties contained within this Form 10-Q include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) our expectations the virus has caused and will continue to cause an increase in customer and partner demand for our product lines, including increased demand in collaboration endpoints, and our ability to design new product offerings to meet the change in demand due to a global hybrid work environment, (b) our inability to source component parts from key suppliers in sufficient quantities necessary to meet the high demand for certain product lines, including our Enterprise Headsets and continued uncertainty and potential impact on future quarters if these sourcing constraints continue and/or price volatility occurs, which could continue to negatively affect our profitability and/or market share, (c) expectations related to our voice product lines, as well as our services attachment rate for such products, which have been, and may continue to be, negatively impacted as companies have delayed returning their workforces to offices in many countries due to the continued impact of COVID-19; (d) expectations related to our ability to fulfill the backlog generated by supply constraints, to timely supply the number of products to fulfill current and future customer demand, including expectations that our manufacturing facility in Tijuana, Mexico will continue production at the capacity necessary to meet such demand, (e) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shut downs, (f) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses, (g) risks related to restrictions or delays in global return to worksites as a result of COVID-19, which continues to impact our employees worldwide and our customers, which has negatively impacted our voice product lines for the quarter, and restricted customer engagement; and (h) the complexity of the forecast analysis and the design and operation of internal controls; and (ii) our belief that we can manufacture or supply products in a timely manner to satisfy perishable demand; (iii) expectations related to our customers’ purchasing decisions and our ability to pivot quickly enough and/or match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (iv) risks associated with significant and abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (v) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (vi) risks associated with the potential interruption in the supply of sole-sourced critical components, our ability to move to a dual-source model, and the continuity of component supply at costs consistent with our plans, which has negatively impacted in the quarter and may continue to impact our ability to timely supply product to meet our customer demand; (vii) expectations related to our services segment revenues, particularly as we introduce new generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which may result in decreased demand for our professional, installation and/or managed service offerings; (viii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to suspend our dividend payments, will meet our liquidity needs during and following the unknown duration and impact of the COVID-19 pandemic; (ix) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants and timely repay all principal and interest amounts drawn under our credit facility as they become due; (x) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (xi) our efforts to execute to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xii) our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products; (xiii) our belief that our Partner Program will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xiv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xv) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our quarterly and annual earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the macro-economic and political climate and other external factors, puts further pressure on management judgments used to develop forward looking financial guidance and other prospective financial information; (xviii) expectations related to GAAP and non-GAAP financial results for the second quarter and full Fiscal Year 2021, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted EPS; (xix) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware, software and services offerings; (xx) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxi) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxii) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxiii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; (xxiv) our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share; and (xxv) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the Securities and Exchange Commission ("SEC") on June 8, 2020; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications company that designs, builds, and markets collaboration solutions. Poly combines legendary audio expertise and powerful video and conferencing capabilities to create endpoints that power meaningful human connections and provide solutions that make life easier when they work together and with our partner's services. Our headsets, video and audio conferencing, desk phones, analytics software and services are used worldwide and are a leading choice for every type of home, workspace, or hybrid setting.

Our major product categories are Headsets, Video, Voice, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones as well as conference room phones; Video includes video conferencing solutions and peripherals, such as cameras, speakers, and microphones. Our broad portfolio of Services include video interoperability, hardware and software support for our devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their collaboration goals.

All of our solutions are designed to integrate seamlessly with the platform and cloud conferencing services of our strategic alliance partners, whose solutions are generally deployed to create Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), Video as a Service ("VaaS"), and/or Device as a Service ("DaaS") environments. Our cloud management and analytics software enable IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deeper understanding of user behaviors.

We sell our products through a well-developed global network of distributors and channel partners, including value-added resellers, integrators, direct marketing resellers, and service providers as well as through both traditional and online retailers, office supply distributors, and e-commerce channels. We have well-established distribution channels in the Americas, Europe, Middle East, Africa, and Asia Pacific where use of our products is widespread

COVID-19 Risks and Uncertainties

The novel strain of COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates and business limitations, including travel bans, remote work and other restrictions.

As a result, we continued to experience elevated demand for certain Enterprise Headsets and Video devices and a decline in demand for our Voice products, including a decline in the attachment rates for services associated with such products, as companies continued to shift from in-office to work-from-home arrangements for many of their office workers. The impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects as we continue to experience periodic constraints in our supply chain, specifically the sourcing of certain components and raw materials, and increased logistics costs to meet the high customer demand for specific Headsets and Video products.

In responding to this pandemic, employee safety continues to be a critical concern to the Company and we have taken measures to protect our employees globally by adherence to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities, providing personal protective equipment, including face masks and hand sanitizers, conducting routine sanitation of facilities, requiring health monitoring before entry into Company facilities and restricting the number of visitors to our sites. The safety protocols implemented globally meet or exceed current regulations, however we continue to monitor employees’ safety and evolving regulatory requirements. Although our manufacturing facility remains open and certain office employees may utilize our offices when necessary, the majority of all non-factory employees continue to work from home, using headsets and other Company-issued equipment.

The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on many factors outside of our control, including the extent and duration of the pandemic, mutations of the virus, the development and availability of effective treatments or vaccines, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for our products. It is not possible at this time to foresee whether the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or man-made disaster will have on the global economy, our business, customers, suppliers or other business partners. As such, impacts from such events to the Company are highly uncertain and the Company will continue to assess the impact from such events on our financial statements.

Second Quarter Fiscal Year 2021 Highlights

Total net revenues for the second quarter of Fiscal Year 2021 were $411 million, a decrease of $50.7 million or 11.0% compared to the same quarter in Fiscal Year 2020, primarily driven by lower net sales in our Voice and Consumer Headset revenues partially offset by increases in Enterprise Headset and Video revenues. Refer to further discussion on total net revenues in the Results of Operations below.

Product gross margins for the second quarter of Fiscal Year 2021 were 39.8 percent, a decrease of 220 basis points compared to the same quarter in Fiscal Year 2020, primarily driven by increases in logistics costs and factory capacity expansion for Headset and Video products. These unfavorable impacts were partially offset by changes in our product mix to higher margin Headset and Video products.

We repurchased $37.4 million of our outstanding debt, including $30 million of the Term B facility and $7.4 million of our 5.50% senior notes during the second quarter of Fiscal Year 2021.

RESULTS OF OPERATIONS

We group our operations into two reportable segments: Products and Services. Our Products segment consists of Headsets, Voice, and Video product categories and our Services segment consists of support, professional, managed, and cloud services and solutions.

NET REVENUES

The following table sets forth net revenues by reportable segment for the three and six months ended September 26, 2020 and September 28, 2019:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Net revenues
Products	$347,677	$395,137	$(47,460)	(12.0)%	$639,135	$777,882	$(138,747)	(17.8)%
Services	63,292	66,572	(3,280)	(4.9)%	127,554	131,594	(4,040)	(3.1)%
Total net revenues	$410,969	$461,709	$(50,740)	(11.0)%	$766,689	$909,476	$(142,787)	(15.7)%

Products

Net products revenues decreased in the three and six months ended September 26, 2020 compared to the prior year periods, primarily due to the following:

•Voice product revenues declined as a result of the COVID-19 shift in demand toward "work from home" products.
•Consumer Headsets declined significantly year over year primarily due to our decision to discontinue certain low-margin mono and stereo products and the sale of our gaming headset assets in the fiscal fourth quarter of FY20.
•Partially offsetting the declines in Voice and Consumer, was growth in Enterprise Headset and Video net revenues driven by the COVID-19 shift toward "work from home" and the need for office workers to be able to effectively communicate and collaborate regardless of location. Although we continue to experience periodic supply constraints on certain headsets and new video products, we were able to ship a record number of headsets and video units during the quarter, Video demand was also driven by remote learning, telemedicine, and the continued ramp of our new video portfolio.

Services

Net revenues decreased slightly in the three and six months ended September 26, 2020 in our Support Services category due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was mostly offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom Acquisition.

The following table sets forth net revenues by geographic region for the three and six months ended September 26, 2020 and September 28, 2019:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Net revenues
U.S.	$183,777	$213,127	$(29,350)	(13.8)%	$352,058	$437,954	$(85,896)	(19.6)%

Europe and Africa	130,399	128,973	1,426	1.1%	224,505	245,952	(21,447)	(8.7)%
Asia Pacific	71,569	87,453	(15,884)	(18.2)%	135,833	162,301	(26,468)	(16.3)%
Americas, excluding U.S.	25,224	32,156	(6,932)	(21.6)%	54,293	63,269	(8,976)	(14.2)%
Total international net revenues	227,192	248,582	(21,390)	(8.6)%	414,631	471,522	(56,891)	(12.1)%
Total net revenues	$410,969	$461,709	$(50,740)	(11.0)%	$766,689	$909,476	$(142,787)	(15.7)%

United States (U.S.)

Compared to the same prior year period, U.S. net revenues for the three and six months ended September 26, 2020 decreased primarily due to declines in our Voice product revenues; a result of COVID-19 shift in demand toward "work from home" products. Our Consumer Headset product revenues declined driven by our decision to eliminate lower margin consumer products from our portfolio, including the Fiscal Year 2020 sale of gaming headset assets. Sales of our Enterprise Headset products declined slightly primarily due to a shift in product demand to UC&C products where we have experienced some supply shortages of component parts. These declines were partially offset by growth in our Video product revenues as new products ramp.

International

International net revenues for the three and six months ended September 26, 2020 decreased from the same prior year period primarily due to declines in Voice and Consumer Headset product revenues. These declines were partially offset by an increase in our Enterprise Headset product revenues.

During the three months ended September 26, 2020, changes in foreign exchange rates unfavorably impacted net revenues by $7.1 million, net of the effects of hedging, compared to a $3.8 million unfavorable impact on revenue in the prior year period.

During the six months ended September 26, 2020, changes in foreign exchange rates unfavorably impacted net revenues by $4.7 million, net of the effects of hedging, compared to a $7.7 million unfavorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Products:
Net revenues	$347,677	$395,137	$(47,460)	(12.0)%	$639,135	$777,882	$(138,747)	(17.8)%
Cost of revenues	209,261	229,323	(20,062)	(8.7)%	385,876	437,939	(52,063)	(11.9)%
Gross profit	$138,416	$165,814	$(27,398)	(16.5)%	$253,259	$339,943	$(86,684)	(25.5)%
Gross profit %	39.8%	42.0%			39.6%	43.7%
Services:
Net revenues	$63,292	$66,572	$(3,280)	(4.9)%	$127,554	$131,594	$(4,040)	(3.1)%
Cost of revenues	20,962	26,315	(5,353)	(20.3)%	43,735	52,820	(9,085)	(17.2)%
Gross profit	$42,330	$40,257	$2,073	5.1%	$83,819	$78,774	$5,045	6.4%
Gross profit %	66.9%	60.5%			65.7%	59.9%
Total:
Net revenues	$410,969	$461,709	$(50,740)	(11.0)%	$766,689	$909,476	$(142,787)	(15.7)%
Cost of revenues	230,223	255,638	(25,415)	(9.9)%	429,611	490,759	(61,148)	(12.5)%
Gross profit	$180,746	$206,071	$(25,325)	(12.3)%	$337,078	$418,717	$(81,639)	(19.5)%
Gross profit %	44.0%	44.6%			44.0%	46.0%

Products

Compared to the prior year period, gross profit as a percentage of net revenues decreased in the three months ended September 26, 2020, primarily due to COVID-19 related incremental manufacturing and logistics costs, fixed cost items spread over lower net revenues, and Video and Voice product transitions. Partially offsetting these unfavorable items was a decrease in intangible asset amortization expense resulting from the long-lived asset impairment of existing technology related to our Voice products in the fourth quarter of Fiscal Year 2020 and a favorable product mix.

Compared to the prior year period, gross profit as a percentage of net revenues decreased in the six months ended September 26, 2020, primarily due to COVID-19 related incremental manufacturing and logistics costs and fixed cost items spread over lower net revenues. Partially offsetting these unfavorable items was a decrease in intangible asset amortization expense resulting from the long-lived asset impairment of existing technology related to our Voice products in the fourth quarter of Fiscal Year 2020 and favorable product mix.

Given the significant variances in gross profit percentages between our higher and lower margin products, gross profit percentages may be impacted by variations in product mix and other factors, including production levels, distribution channels, and return rates.

Services

Compared to the prior year period, the gross profit as a percentage of net revenues increased in the three and six months ended September 26, 2020, primarily due to the decrease in the Polycom acquisition-related deferred revenue fair value adjustment and a lower fixed cost base.

OPERATING EXPENSES

Operating expenses for the three and six months ended September 26, 2020 and September 28, 2019 were as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Research, development, and engineering	$52,148	$57,415	$(5,267)	(9.2)%	$102,177	$116,939	$(14,762)	(12.6)%
Selling, general and administrative	115,605	148,419	(32,814)	(22.1)%	232,250	312,027	(79,777)	(25.6)%
(Gain) loss, net from litigation settlements	—	—	—	—%	17,561	(1,162)	18,723	1,611.3%
Restructuring and other related charges	6,170	5,847	323	5.5%	35,500	25,372	10,128	39.9%
Total Operating Expenses	$173,923	$211,681	$(37,758)	(17.8)%	$387,488	$453,176	$(65,688)	(14.5)%
% of net revenues	42.3%	45.8%			50.5%	49.8%

Research, development, and engineering expenses decreased during the three and six months ended September 26, 2020 when compared to the prior year period primarily due to lower compensation expense driven by reduction in headcount, cost control efforts, and decreased expenses due to COVID-19 restrictions.

Selling, general and administrative expenses decreased during the three months ended September 26, 2020 when compared to the prior year period primarily due to lower compensation expense driven by reduced headcount, cost control efforts, and decreased travel expenses due to COVID-19 restrictions. The decreases were partially offset by higher incentive compensation when compared to the prior year period. Selling, general and administrative expenses decreased during the six months ended September 26, 2020 when compared to the prior year period primarily due to integration related expenses that did not occur in the current period, lower compensation expense, driven by reduced headcount and lower sales commissions, decreased expenses due to COVID-19 restrictions, and other cost control efforts.

During the six months ended September 26, 2020 we recorded litigation charges for settlements that occurred during the period. See Note 7, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements for further information regarding on-going litigation.

Compared to the prior year period, restructuring and other related charges increased in the six months ended September 26, 2020, primarily due to restructuring actions initiated during the period to reduce expenses and optimize our cost structure and align with projected revenue levels. These actions consisted of headcount reductions and office closures. For more information regarding restructuring activities, see Note 9, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three and six months ended September 26, 2020 and September 28, 2019 was as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Interest expense	$(18,581)	$(23,797)	$5,216	21.9%	$(39,765)	$(47,729)	$7,964	16.7%
% of net revenues	(4.5)%	(5.2)%			(5.2)%	(5.2)%

Interest expense decreased for the three and six months ended September 26, 2020 primarily due to a lower outstanding balance on the term loan facility, the gains recognized on the repurchase of outstanding debt, and lower interest rates. See Note 8, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

Other non-operating income, net for the three and six months ended September 26, 2020 and September 28, 2019 was as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Other non-operating income (loss), net	$1,366	$(625)	$1,991	(318.6)%	$1,592	$(292)	$1,884	(645.2)%
% of net revenues	0.3%	(0.1)%			0.2%	—%

Other non-operating income, net for the three and six months ended September 26, 2020 increased primarily due to immaterial net foreign currency gains and immaterial unrealized gains on the deferred compensation portfolio during the current period compared to immaterial net foreign currency losses in the prior period.

INCOME TAX BENEFIT

	Three Months Ended				Six Months Ended
(in thousands except percentages)	September 26, 2020	September 28, 2019	Change		September 26, 2020	September 28, 2019	Change
Loss before income taxes	$(10,392)	$(30,032)	$19,640	65.4%	$(88,583)	$(82,480)	$(6,103)	(7.4)%
Income tax expense (benefit)	3,013	(4,122)	7,135	173.1%	(163)	(11,699)	11,536	98.6%
Net loss	$(13,405)	$(25,910)	$12,505	48.3%	$(88,420)	$(70,781)	$(17,639)	(24.9)%
Effective tax rate	(29.0)%	13.7%			0.2%	14.2%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our income tax expense or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 26, 2020 and September 28, 2019 were (29.0)% and 13.7%, respectively. The effective tax rates for the six months ended September 26, 2020 and September 28, 2019 were 0.2% and 14.2%, respectively.

The change in our effective tax rate for the three and six months ended September 26, 2020 relative to the prior year is primarily due to a benefit from internal intangible property restructuring between our wholly-owned subsidiaries to better align the IP structure to our evolving operations.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the two-year period ended March 28, 2020 and Fiscal Year 2021 forecasted results in the U.S. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of September 26, 2020, a valuation allowance against U.S. federal and state deferred tax assets continues to be maintained for the three months ended September 26, 2020.

As of September 26, 2020, we had approximately $86.3 million in non-US net deferred tax assets ("DTAs") after valuation allowance. A significant portion of our DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a substantial valuation allowance to reduce our DTAs may be required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of September 26, 2020 and March 28, 2020 and for the first six months of Fiscal Years 2021 and 2020 (in thousands):

	September 26, 2020	March 28, 2020
Cash, cash equivalents, and short-term investments	$227,876	$225,720
Property, plant and equipment, net	$150,348	$165,858
Long-term debt, net of issuance costs	$1,587,556	$1,621,694
Working capital	$193,057	$209,203

	Six Months Ended
	September 26, 2020	September 28, 2019
Cash provided by operating activities	$40,257	$33,566
Cash used for investing activities	$(9,219)	$(7,754)
Cash used for financing activities	$(32,881)	$(39,587)

Our cash and cash equivalents as of September 26, 2020 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of September 26, 2020, of our $227.9 million of cash, cash equivalents, and short-term investments, $129.4 million was held domestically while $98.5 million was held by foreign subsidiaries, and approximately 73% was based in USD-denominated instruments. Our remaining investments were composed of Mutual Funds.

During the six months ended September 26, 2020, cash generated by operating activities of $40.3 million was a result of $88.4 million of net loss, non-cash adjustments to net loss of $119.6 million and an increase in the net change in operating assets and liabilities of $9.1 million. Cash used in investing activities of $(9.2) million during the six months ended September 26, 2020 consisted primarily of cash used to acquire property, plant and equipment of $10.9 million and partially offset by proceeds from assets held for sales of $1.9 million. Cash used in financing activities of $(32.9) million during the six months ended September 26, 2020 consisted primarily of $35.6 million repayment of long-term debt and $3.0 million for taxes paid on behalf of employees related to net share settlements of vested employee equity awards. The uses of cash were partially offset by $5.7 million of proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP").

During the six months ended September 28, 2019, cash generated by operating activities of $33.6 million was a result of $70.8 million of net loss, non-cash adjustments to net loss of $117.3 million and a decrease in the net change in operating assets and liabilities of $12.9 million. Cash used in investing activities of $(7.8) million during the six months ended September 28, 2019 consisted primarily of cash used to acquire property, plant and equipment of $9.3 million partially offset by proceeds from the sale of real property of $2.1 million. Cash used in financing activities of $(39.6) million during the six months ended September 28, 2019 consisted primarily of early repayment of long-term debt of $25.0 million, payment of the quarterly dividend on our common stock of $11.9 million, and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $9.3 million. The uses of cash were partially offset by proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP") of $6.6 million.

Debt

In July 2018, in connection with the Acquisition, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the second quarter of Fiscal Year 2021, we repurchased $30.0 million of our outstanding principal and recorded an immaterial gain on the extinguishment of debt. As of September 26, 2020, we had $1.099 billion of the term loan outstanding.

On February 20, 2020, we entered into an Amendment No. 2 to the Credit Agreement (the “Amendment”) in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of September 26, 2020, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million and had $98.6 million available under the revolving line of credit. As of September 26, 2020, the Company was in compliance with the financial covenants.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. During the six months ended September 26, 2020, the Company reclassified into interest expense $7.3 million and recorded a $15.9 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

During Fiscal Year 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at an annual rate of 5.50%. During the second quarter of Fiscal Year 2021 we repurchased $7.4 million of our outstanding principal and recorded an immaterial gain on the extinguishment of debt. As of September 26, 2020, we had $488.8 million of debt outstanding.

We may at any time and from time to time, depending on market conditions and prices, continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Further information regarding the Company’s debt issuances and related hedging activity can be found in Note 8, Debt and Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements.

Capital Return Program

On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first half of Fiscal Year 2021, we did not repurchase any shares of our common stock. As of September 26, 2020, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 11, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements.

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

Consigned Inventory

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of September 26, 2020, and March 28, 2020, we had off-balance sheet consigned inventories of $42.1 million and $21.7 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply of demand information that typically covers periods up to 13 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of September 26, 2020, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $420.4 million, including the off-balance sheet consigned inventories of $42.1 million.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020. There have been no material changes to our critical accounting estimates during the six months ended September 26, 2020.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 26, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$213,901	$213,879
Short-term investments	13,975	11,841
Accounts receivable, net	239,479	246,835
Inventory, net	183,636	164,527
Other current assets	51,987	47,946
Total current assets	702,978	685,028
Property, plant, and equipment, net	150,348	165,858
Goodwill	796,216	796,216
Purchased intangibles, net	403,110	466,915
Deferred tax assets	86,790	82,496
Other assets	62,101	60,661
Total assets	$2,201,543	$2,257,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$136,463	$102,159
Accrued liabilities	373,458	373,666
Total current liabilities	509,921	475,825
Long term debt, net of issuance costs	1,587,556	1,621,694
Long-term income taxes payable	91,235	98,319
Other long-term liabilities	157,836	144,152
Total liabilities	2,346,548	2,339,990
Commitments and contingencies (Note 7)
Stockholders' deficit:
Common stock	907	896
Additional paid-in capital	1,526,677	1,501,340
Accumulated other comprehensive loss	(9,650)	(13,582)
Accumulated deficit	(796,324)	(707,904)
Total stockholders' equity before treasury stock	721,610	780,750
Less: Treasury stock, at cost	(866,615)	(863,566)
Total stockholders' deficit	(145,005)	(82,816)
Total liabilities and stockholders' deficit	$2,201,543	$2,257,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues
Net product revenues	$347,677	$395,137	$639,135	$777,882
Net service revenues	63,292	66,572	127,554	131,594
Total net revenues	410,969	461,709	766,689	909,476
Cost of revenues
Cost of product revenues	209,261	229,323	385,876	437,939
Cost of service revenues	20,962	26,315	43,735	52,820
Total cost of revenues	230,223	255,638	429,611	490,759
Gross profit	180,746	206,071	337,078	418,717
Operating expenses:
Research, development, and engineering	52,148	57,415	102,177	116,939
Selling, general, and administrative	115,605	148,419	232,250	312,027
(Gain) loss, net from litigation settlements	—	—	17,561	(1,162)
Restructuring and other related charges	6,170	5,847	35,500	25,372
Total operating expenses	173,923	211,681	387,488	453,176
Operating income (loss)	6,823	(5,610)	(50,410)	(34,459)
Interest expense	(18,581)	(23,797)	(39,765)	(47,729)
Other non-operating income (loss), net	1,366	(625)	1,592	(292)
Loss before income taxes	(10,392)	(30,032)	(88,583)	(82,480)
Income tax expense (benefit)	3,013	(4,122)	(163)	(11,699)
Net loss	$(13,405)	$(25,910)	$(88,420)	$(70,781)

Loss per common share:
Basic	$(0.33)	$(0.65)	$(2.17)	$(1.80)
Diluted	$(0.33)	$(0.65)	$(2.17)	$(1.80)

Shares used in computing loss per common share:
Basic	40,970	39,584	40,715	39,411
Diluted	40,970	39,584	40,715	39,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net loss	$(13,405)	$(25,910)	$(88,420)	$(70,781)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(219)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(3,006)	2,369	(4,585)	(4,335)
Net (gains) losses reclassified into income for revenue hedges	1,652	(1,568)	743	(2,927)
Net (gains) losses reclassified into income for cost of revenue hedges	—	(62)	—	(166)
Net (gains) losses reclassified into income for interest rate swaps	3,528	945	7,251	1,597
Net unrealized gains (losses) on cash flow hedges	2,174	1,684	3,409	(5,831)

Aggregate income tax benefit (expense) of the above items	259	(434)	523	1,147
Other comprehensive income (loss)	2,433	1,250	3,932	(4,903)
Comprehensive loss	$(10,972)	$(24,660)	$(84,488)	$(75,684)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	September 26, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,420)	$(70,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,371	115,074
Amortization of debt issuance costs	2,660	2,722
Stock-based compensation	19,618	27,597
Deferred income taxes	(4,056)	(45,067)
Provision for excess and obsolete inventories	9,158	5,682
Restructuring and related charges	35,500	25,372
Cash payments for restructuring charges	(24,459)	(22,949)
Other operating activities	(3,162)	8,894
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	7,627	3,778
Inventory, net	(27,550)	(55,584)
Current and other assets	(5,945)	9,352
Accounts payable	32,892	34,910
Accrued liabilities	23,025	(31,694)
Income taxes	(21,002)	26,260
Cash provided by operating activities	40,257	33,566
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	170
Purchase of investments	(238)	(806)
Capital expenditures	(10,881)	(9,260)
Proceeds from sale of property and equipment	1,900	2,142
Cash used for investing activities	(9,219)	(7,754)
CASH FLOWS FROM FINANCING ACTIVITIES
Employees' tax withheld and paid for restricted stock and restricted stock units	(3,049)	(9,281)
Proceeds from issuances under stock-based compensation plans	5,731	6,616
Proceeds from revolving line of credit	50,000	—
Repayments of revolving line of credit	(50,000)	—
Payment of cash dividends	—	(11,922)
Repayments of long-term debt	(35,563)	(25,000)
Cash used for financing activities	(32,881)	(39,587)
Effect of exchange rate changes on cash and cash equivalents	1,865	(2,292)
Net increase (decrease) in cash and cash equivalents	22	(16,067)
Cash and cash equivalents at beginning of period	213,879	202,509
Cash and cash equivalents at end of period	$213,901	$186,442
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$23,204	$5,836
Cash paid for interest	$38,415	$39,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) / EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Deficit
Balances at June 27, 2020	40,682	$901	$1,510,695	$(12,083)	$(782,919)	$(866,305)	$(149,711)
Net loss	—	—	—	—	(13,405)	—	(13,405)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	2,433	—	—	2,433
Proceeds from issuances under stock-based compensation plans	129	1	—	—	—	—	1
Stock-based compensation	—	—	10,263	—	—	—	10,263
Employees' tax withheld and paid for restricted stock and restricted stock units	(22)	—	—	—	—	(310)	(310)
Proceeds from ESPP	457	5	5,719	—	—	—	5,724
Other equity changes	—	—	—	—	—	—	—
Balances at September 26, 2020	41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)

	Three Months Ended September 28, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at June 29, 2019	39,578	$887	$1,445,097	$(6,628)	$92,437	$(862,295)	$669,498
Net loss	—	—	—	—	(25,910)	—	(25,910)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	1,277	—	—	1,277
Proceeds from issuances under stock-based compensation plans	101	1	165	—	—	—	166
Repurchase of restricted common stock	(9)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,982)	—	(5,982)
Stock-based compensation	—	—	14,693	—	—	—	14,693
Employees' tax withheld and paid for restricted stock and restricted stock units	(21)	—	—	—	—	(660)	(660)
Proceeds from ESPP	268	2	6,023	—	—	—	6,025
Balances at September 28, 2019	39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107

	Six Months Ended September 26, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Deficit
Balances at March 28, 2020	$40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(88,420)	—	(88,420)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	3,932	—	—	3,932
Proceeds from issuances under stock-based compensation plans	648	6	—	—	—	—	6
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	19,618	—	—	—	19,618
Employees' tax withheld and paid for restricted stock and restricted stock units	(255)	—	—	—	—	(3,049)	(3,049)
Proceeds from ESPP	457	5	5,719	—	—	—	5,724
Other equity changes	—	—	—	—	—	—	—
Balances at September 26, 2020	$41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)

	Six Months Ended September 28, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Earnings	Stock	Equity
Balances at March 30, 2019	$39,518	$884	$1,431,607	$(475)	$143,344	$(853,673)	$721,687
Net loss	—	—	—	—	(70,781)	—	(70,781)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(4,657)	—	—	(4,657)
Proceeds from issuances under stock-based compensation plans	372	4	751	—	—	—	755
Repurchase of restricted common stock	(29)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(11,922)	—	(11,922)
Stock-based compensation	—	—	27,597	—	—	—	27,597
Employees' tax withheld and paid for restricted stock and restricted stock units	(212)	—	—	—	—	(9,282)	(9,282)
Proceeds from ESPP	268	2	6,023	—	—	—	6,025
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at September 28, 2019	$39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 28, 2020 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which was filed with the SEC on June 8, 2020. The results of operations for the interim period ended September 26, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on March 27, 2021 and March 28, 2020, respectively, and both consist of 52 weeks. The Company’s results of operations for the three and six months ended September 26, 2020 and September 28, 2019 both contain 13 weeks.

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

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, and short-term investments as of September 26, 2020 and March 28, 2020 (in thousands):

September 26, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$188,894	$—	$—	$188,894	$188,894	$—
Level 1:
Mutual Funds	13,339	762	(126)	13,975	—	13,975
Money Market Funds	25,007	—	—	25,007	25,007

Total cash, cash equivalents and investments measured at fair value	$227,240	$762	$(126)	$227,876	$213,901	$13,975

March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$213,879	$—	$—	$213,879	$213,879	$—
Level 1:
Mutual Funds	12,938	31	(1,128)	11,841	—	11,841

Total cash, cash equivalents and investments measured at fair value	$226,817	$31	$(1,128)	$225,720	$213,879	$11,841

As of September 26, 2020, and March 28, 2020, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended September 26, 2020, and September 28, 2019. The Company recognized an unrealized gain of $1.8 million during the six months ended September 26, 2020. The Company did not incur any material realized or unrealized gains or losses in the six months ended September 28, 2019.

There were no transfers between fair value measurement levels during the three and six months ended September 26, 2020, and September 28, 2019.

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

4.  DEFERRED COMPENSATION

As of September 26, 2020, the Company held investments in mutual funds with a fair value totaling $14.0 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.9 million at September 26, 2020. As of March 28, 2020, the Company held investments in mutual funds with a fair value totaling $11.8 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 28, 2020 was $11.7 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

(in thousands)	September 26, 2020	March 28, 2020
Accounts receivable	$326,062	$350,642
Provisions for promotions, rebates, and other	(84,823)	(101,666)
Provisions for doubtful accounts and sales allowances	(1,760)	(2,141)
Accounts receivable, net	$239,479	$246,835

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

For the three months ended September 26, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may impact our allowance for credit losses in future periods.

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

During the quarter ended September 26, 2020, total transactions entered pursuant to the terms of the Financing Agreement were approximately $23.6 million, of which $23.6 million was related to the transfer of the financial asset. During the quarter ended September 28, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $44.9 million, of which $27.9 million was related to the transfer of the financial assets. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheets as of September 26, 2020 and March 28, 2020 was approximately $13.0 million and $22.5 million, respectively due from the financing company, of which $13.0 million and $16.5 million, respectively was related to accounts receivable transferred. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarters ended September 26, 2020 and September 28, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statements of operations.

Inventory, net:

(in thousands)	September 26, 2020	March 28, 2020
Raw materials	$75,440	$97,371
Work in process	4,790	459
Finished goods	103,406	66,697
Inventory, net	$183,636	$164,527

Accrued Liabilities:

(in thousands)	September 26, 2020	March 28, 2020
Short term deferred revenue	$144,383	$144,040
Employee compensation and benefits	61,956	48,153
Operating lease liabilities, current	21,032	22,517
Warranty obligation	16,006	12,772
Provision for returns	14,211	20,146
Accrued interest	14,099	14,617
Marketing incentives liabilities	13,430	9,708
Derivative liabilities	12,541	12,840
Income tax payable	10,839	20,725
VAT/Sales tax payable	10,223	9,673
Accrued other	54,738	58,475
Accrued liabilities	$373,458	$373,666

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended September 26, 2020 and September 28, 2019 were as follows:

	Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Warranty obligation at beginning of period	$15,261	$17,984
Warranty provision related to products shipped	13,488	9,573
Deductions for warranty claims processed	(7,981)	(9,841)
Adjustments related to preexisting warranties	(2,365)	(1,916)
Warranty obligation at end of period(1)	$18,403	$15,800
(1) Includes both short-term and long-term portion of warranty obligation; the prior table shows only the short-term portion included in accrued liabilities on the Company's condensed consolidated balance sheet. The long-term portion is included in other long-term liabilities.

6.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill allocated to the Company's reporting segments for the periods ended September 26, 2020 and March 28, 2020 are as follows:

(in thousands)	Poly Reportable Segment	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of March 30, 2019	$1,278,380	$—	$—	$1,278,380
Adjustments(1)	1,517			1,517
Impairment prior to re-segmentation	(323,088)	—	—	(323,088)
Allocation due to re-segmentation	(956,809)	789,561	167,248	—
Impairment after re-segmentation	—	(160,593)		(160,593)
Balance as of March 28, 2020	$—	$628,968	$167,248	$796,216
Balance as of September 26, 2020	$—	$628,968	$167,248	$796,216
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

Other Intangible Assets

As of September 26, 2020, and March 28, 2020, the carrying value of other intangibles, is as follows:

As of	September 26, 2020			March 28, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$427,123	$(244,263)	$182,860	$427,123	$(208,848)	$218,275	2.8 years
Customer relationships	240,024	(106,474)	133,550	240,024	(84,506)	155,518	3.6 years
Trade name/Trademarks	115,600	(28,900)	86,700	115,600	(22,478)	93,122	6.8 years
Total intangible assets	$782,747	$(379,637)	$403,110	$782,747	$(315,832)	$466,915	3.9 years

During the three and six months ended September 26, 2020, the Company recognized $31.4 million and $63.8 million, respectively, in amortization expense. During the three and six months ended September 28, 2019 the Company recognized $46.0 million and $91.3 million, respectively, in amortization expense.

As of September 26, 2020, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2021 (remaining six months)	$61,088
2022	113,858
2023	111,232
2024	65,936
2025	21,688
Thereafter	29,308
$403,110

7. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of September 26, 2020 were as follows:

(in thousands)	Operating Leases(1)
2021 (remaining six months)	$12,014
2022	21,022
2023	8,559
2024	6,845
2025	5,572
Thereafter	16,215
Total lease payments	$70,227
Less: Imputed interest(2)	(8,036)
Present value of lease liabilities	$62,191
(1) The weighted average remaining lease term was 4.4 years as of September 26, 2020.
(2) The weighted average discount rate was 4.8% as of September 26, 2020.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of September 26, 2020, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $420.4 million.

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

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada.  Polycom thereafter filed an inter partes reexamination ("IPR") of one of the patents, which was then appealed to Federal Circuit Court and denied. Litigation in both matters in the United States and Canada, respectively, were stayed pending the results of that appeal. Polycom also filed an IPR of the second patent and the PTAB denied institution of the IPR petition.  FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement.  The arbitration panel awarded an immaterial amount to FullView.  FullView filed a First and Second Amended Complaint and Polycom filed a motion to dismiss. The Court granted Polycom's partial motion to dismiss without prejudice and invalidated one of the patents in suit. Litigation on the remaining patent is ongoing.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division.  The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California.  Polycom filed petitions for Inter Partes Review of the asserted patents which were granted by the U.S. Patent Trial and Appeal Board.  The District Court matter is stayed pending resolution of the IPRs. Oral argument was heard on the IPRs on October 20, 2020 with ruling expected on or around January 2021.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against Plantronics, its CEO Joseph Burton, its CFO Charles Boynton and its former CFO Pamela Strayer alleging various securities law violations. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint was filed on August 7, 2020.  Plaintiffs filed their Opposition on October 2, 2020 with Plantronics’ reply due on November 16, 2020. The hearing on the Motion to Dismiss currently is scheduled to occur on January 13, 2021.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals.  The Company disputes the allegations.  The Company filed a Motion to Dismiss.  The Court granted the Motion to Dismiss with leave to amend as to Defendants He, Chung and Williams, granted the Motion to Compel Arbitration for Defendant Williams and granted in part and denied in part the Motion to Dismiss by Defendants Puorro and Poly.  Cisco filed an Amended Complaint and the Defendants have moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. The matter is ongoing.

On July 22, 2020, Koss Corporation sued Plantronics and Polycom in the Western District of Texas, Waco division alleging patent infringement with respect to four Koss patents.  The Company answered the Complaint on October 1, 2020 disputing the claims. The matter is ongoing.

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

8. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of September 26, 2020 and March 28, 2020 were as follows:

	September 26, 2020		March 28, 2020
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$441,455	$488,830	$359,140	$495,409
Term loan facility	$1,053,992	$1,098,726	$852,942	$1,126,285

As of September 26, 2020, and March 28, 2020, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $21.9 million and $25.1 million, respectively.

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and lease-back transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, to another person. During the three months ended September 26, 2020, the Company repurchased $7.4 million aggregate principal amount of the 5.50% Senior Notes. The Company recorded an immaterial gain on the repurchase, which is included in interest expense of the Company's condensed consolidated statements of operations.

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
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of September 26, 2020, the Company was in compliance with the financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its financial statements for any annual period in which the Company generates excess cash as defined by the Credit Agreement. In accordance with the terms of the Credit Agreement, the Company did not generate excess cash during Fiscal Year 2020 and therefore is not required to make any debt repayments in Fiscal Year 2021. During the three months ended September 26, 2020, the Company repurchased $30.0 million aggregate principal amount of the term loan facility. The Company recorded an immaterial gain on the repurchase, which is included in interest expense on the Company's condensed consolidated statements of operations. As of September 26, 2020, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

9. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2021 restructuring plan

During the six months ended September 26, 2020, the Company committed to additional actions to reduce expenses and right size its overall cost structure to better align with projected revenue levels. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to closure or consolidation of leased offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Severance	$881	$77	$23,192	$13,772
Facility	(156)	—	1,642	—
Other (1)	867	1,037	2,308	6,867
Non-cash charges (2)	4,578	4,733	8,358	4,733
Total restructuring and other related charges	$6,170	$5,847	$35,500	$25,372
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent asset impairment

The Company's restructuring liabilities as of September 26, 2020 is as follows (amounts in thousands):

	As of March 28, 2020	Accruals	Cash Payments	As of September 26, 2020
FY 2021 Plans
Severance	$—	$23,808	$(15,922)	$7,886
Facility	—	69	(59)	10
Other	—	2,307	(1,651)	656
Total FY2021 Plans	$—	$26,184	$(17,632)	$8,552
FY 2020 Plans
Severance	$7,475	$(859)	$(4,499)	$2,117
Facility	2,501	1,573	(852)	3,222
Other	1,621	—	(1,621)	—
Total FY2020 Plans	$11,597	$714	$(6,972)	$5,339
FY 2019 Plans
Severance	$147	$243	$(325)	$65
Facility	—	—	—	—
Other	117	—	(117)	—
Total FY2019 Plans	$264	$243	$(442)	$65
Severance	$7,622	$23,192	$(20,746)	$10,068
Facility	2,501	1,642	(911)	3,232
Other	1,738	2,307	(3,389)	656
Grand Total	$11,861	$27,141	$(25,046)	$13,956

10. STOCK-BASED COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenues	$742	$997	$1,575	$1,975

Research, development, and engineering	4,068	4,213	7,299	7,932
Selling, general, and administrative	5,453	9,483	10,749	17,690
Stock-based compensation included in operating expenses	9,521	13,696	18,048	25,622
Total stock-based compensation	10,263	14,693	19,623	27,597
Income tax benefit	(3,197)	(3,147)	(8,170)	(3,143)
Total stock-based compensation, net of tax	$7,066	$11,546	$11,453	$24,454

11. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of September 26, 2020, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

For the periods ended September 26, 2020 and September 28, 2019, the Company did not repurchase any shares of its common stock.

The total value of shares withheld in satisfaction of employee tax obligations on the vesting of equity awards for the three months ended September 26, 2020 and September 28, 2019 were $0.3 million and $0.7 million, respectively. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	September 26, 2020	March 28, 2020
Accumulated unrealized loss on cash flow hedges (1)	$(14,265)	$(18,197)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive loss	$(9,650)	$(13,582)
(1) Refer to Note 13, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of September 26, 2020 and March 28, 2020.

13. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of September 26, 2020 and March 28, 2020. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of September 26, 2020, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of September 26, 2020, and March 28, 2020, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	September 26, 2020	March 28, 2020
Derivative Assets(1)
Non-designated hedges	$698	$266
Cash flow hedges	654	3,283
Total derivative assets	$1,352	$3,549

Derivative Liabilities(2)
Non-designated hedges	$16	$668
Cash flow hedges	2,060	811
Interest rate swap	15,920	21,411
Accrued interest	965	631
Total derivative liabilities	$18,961	$23,521
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of September 26, 2020, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of September 26, 2020, the portion of derivative liabilities classified as long-term was $5.5 million.

Non-Designated Hedges

As of September 26, 2020, the Company had foreign currency forward contracts denominated in Euros ("EUR") and British Pound Sterling ("GBP"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at September 26, 2020:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€50,800	$59,059	Sell EUR	1 month
GBP	£3,600	$4,574	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gain (loss) on foreign exchange contracts	$(1,815)	$3,610	$(2,733)	$3,321

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	September 26, 2020		March 28, 2020
	EUR	GBP	EUR	GBP
Option contracts	€60.7	£12.3	€67.0	£18.4
Forward contracts	€51.8	£11.0	€50.2	£18.5

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the six months ended September 26, 2020. During the six months ended September 26, 2020, the Company reclassified into interest expense $7.3 million and had a $15.9 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Gain (loss) included in AOCI as of beginning of period	$(18,921)	$(14,995)	$(20,156)	$(7,480)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(3,006)	2,369	(4,585)	(4,335)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	1,652	(1,568)	743	(2,927)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	—	(62)	—	(166)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	3,528	945	7,251	1,597
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	5,180	(685)	7,994	(1,496)

Gain (loss) included in AOCI as of end of period	$(16,747)	$(13,311)	$(16,747)	$(13,311)

As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three and six months ended September 26, 2020 and September 28, 2019, the Company did not have an ineffective portion of its cash flow hedges.

14. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended September 26, 2020 and September 28, 2019 were (29.0)% and 13.7%, respectively. The effective tax rates for the six months ended September 26, 2020 and September 28, 2019 were 0.2% and 14.2%. respectively.

As of September 26, 2020, the Company had approximately $86.3 million in non-US net deferred tax assets ("DTAs") after valuation allowance, and continued to maintain a 100% valuation allowance against its U.S. federal and state deferred tax assets. A significant portion of the Company's DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. As of September 26, 2020, the Company had a total gross unrecognized tax benefits of $28.8 million compared with $37.2 million as of September 28, 2019. The reduction in gross unrecognized tax benefits is primarily attributed to examination closure and settlement by the IRS relating to our 2017 Fiscal Year income tax return related to reversal of the United States Tax Court’s holding in Altera Corp. v. Commissioner that upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

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

The following table sets forth the computation of basic loss per common share for the three and six months ended September 26, 2020, and September 28, 2019:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic loss per common share:
Numerator:
Net loss	$(13,405)	$(25,910)	$(88,420)	$(70,781)

Denominator:
Weighted average common shares, basic	40,970	39,584	40,715	39,411
Weighted average common shares-diluted	40,970	39,584	40,715	39,411

Basic loss per common share	$(0.33)	$(0.65)	$(2.17)	$(1.80)
Diluted loss per common share	$(0.33)	$(0.65)	$(2.17)	$(1.80)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	1,153	1,758	1,337	912

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

The following table disaggregates revenues by major product category for the three and six months ended September 26, 2020 and September 28, 2019:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net revenues from unaffiliated customers:
Headsets[1]	202,840	206,292	377,590	424,942
Voice[2]	49,069	98,453	99,750	202,300
Video[2]	95,768	90,392	161,795	150,640
Services[2]	63,292	66,572	127,554	131,594
Total net revenues	$410,969	$461,709	$766,689	$909,476
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

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and six months ended September 26, 2020 and September 28, 2019. The following table presents net revenues by geography:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Products
Net revenues from unaffiliated customers:
U.S.	$159,532	$187,935	$303,821	$386,716

Europe and Africa	114,875	111,672	192,493	212,778
Asia Pacific	52,548	68,821	97,979	126,073
Americas, excluding U.S.	20,722	26,709	44,842	52,315
Total international net revenues	188,145	207,202	335,314	391,166
Product net revenues	$347,677	$395,137	$639,135	$777,882

Services
Net revenues from unaffiliated customers:
U.S.	$24,245	$25,192	$48,237	$51,238

Europe and Africa	15,524	17,301	32,012	33,175
Asia Pacific	19,021	18,632	37,854	36,228
Americas, excluding U.S.	4,502	5,447	9,451	10,953
Total international net revenues	39,047	41,380	79,317	80,356
Service net revenues	$63,292	$66,572	$127,554	$131,594

Total net revenues	$410,969	$461,709	$766,689	$909,476

Two customers, ScanSource and Ingram Micro Group, accounted for 25.0% and 18.3%, respectively, of net revenues for the three months ended September 26, 2020. Ingram Micro Group and ScanSource, accounted for 19.7% and 18.3%, respectively, of net revenues for the six months ended September 26, 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 21.7% and 16.8% of net revenues for the three months ended September 28, 2019, respectively. ScanSource and Ingram Micro Group accounted for 19.6% and 16.8%, respectively, of net revenue for the six months ended September 28, 2019.

Two customers, ScanSource and Ingram Micro Group accounted for 24.9% and 23.3%, respectively, of total net accounts receivable at September 26, 2020. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of total net accounts receivable at March 28, 2020.

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

As of September 26, 2020, the Company's deferred revenue balance was $212.8 million. As of March 28, 2020, the Company's deferred revenue balance was $208.5 million. During the three months ended September 26, 2020, the Company recognized $50.9 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2020:

	September 26, 2020
(in millions)	Current	Noncurrent	Total
Performance obligations	$146.6	$68.4	$215.0

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation or upon completion of services. Revenue is not generally recognized in advance of billings. The balance of contract assets as of September 26, 2020 was $4.3 million. As of March 28, 2020, the Company's contract assets balance was $3.7 million. None of the Company's contracts are deemed to have significant financing components.

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

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $4.7 million as of September 26, 2020. Amortization of capitalized contract costs for the three and six months ended September 26, 2020 was immaterial.

17. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's Chief Executive Officer is identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations and measures performance among its two operating segments — Products and Services.

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

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Segment revenues as reviewed by CODM
Products	$347,970	$395,606	$639,756	$778,978
Services	67,236	74,627	136,252	151,181
Total segment revenues as reviewed by CODM	$415,206	$470,233	$776,008	$930,159

Segment gross profit as reviewed by CODM
Products	$156,627	$198,104	$290,869	$404,796
Services	46,274	48,315	92,517	98,364
Total segment gross profit as reviewed by CODM	$202,901	$246,419	$383,386	$503,160

	Three Months Ended		Six Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Total segment revenues as reviewed by CODM	$415,206	$470,233	$776,008	$930,159
Deferred revenue purchase accounting	(4,237)	(8,524)	(9,319)	(20,683)
Consolidated GAAP net revenues	$410,969	$461,709	$766,689	$909,476

Total segment gross profit as reviewed by CODM (1)	$202,901	$246,419	$383,386	$503,160
Purchase accounting amortization	(17,176)	(30,716)	(35,414)	(60,716)
Deferred revenue purchase accounting	(4,237)	(8,524)	(9,319)	(20,683)
Integration and rebranding costs	—	(111)	—	(1,069)
Stock-based compensation	(742)	(997)	(1,575)	(1,975)
Consolidated GAAP gross profit	$180,746	$206,071	$337,078	$418,717
(1) Includes depreciation expense of $3.6 million for both the three months ended September 26, 2020 and September 28, 2019. Includes depreciation expense of $6.9 million and $7.3 million for the six months ended September 26, 2020 and September 28, 2019.

18. SUBSEQUENT EVENTS

None.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the six months ended September 26, 2020, we made payments of approximately $6.9 million on our interest rate swap and recognized $7.3 million within interest expense on the condensed consolidated statement of operations. As of September 26, 2020, we had $1.0 million of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $15.9 million recorded within accumulated other comprehensive income (loss) as of September 26, 2020. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.1 million.

Interest rates were lower in the three and six months ended September 26, 2020 compared to the same period in the prior year. In the three and six months ended September 26, 2020 and September 28, 2019 we generated interest income of $0.2 million and $0.2 million and $0.2 million and $0.5 million, respectively.

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

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and six months ended September 26, 2020 and September 28, 2019. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of September 26, 2020 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$59.1	$5.9	$(5.9)
GBP	Sell GBP	$4.6	$0.5	$(0.5)

Cash Flow Hedges

In the six months ended September 26, 2020, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of September 26, 2020, we had foreign currency put and call option contracts with notional amounts of approximately €60.7 million and £12.3 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $4.1 million or incur a loss of $7.0 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of September 26, 2020 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$88.5	$1.2	$(5.8)
Put options	$81.4	$3.6	$(0.5)
Forwards	$73.6	$7.4	$(7.4)

Controls and Procedures

(a)Evaluation of disclosure controls and procedures

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

(b)Changes in internal control over financial reporting

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of our common stock made by us during the second quarter of fiscal year 2021:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
June 28, 2020 to July 25, 2020	3,170	4	N/A	—	1,369,014
July 26, 2020 to August 22, 2020	3,800	4	N/A	—	1,369,014
August 23, 2020 to September 26, 2020	15,201	4	N/A	—	1,369,014

1	On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

4	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

MINE SAFETY DISCLOSURES

Not applicable.

OTHER INFORMATION

None.

EXHIBITS

We have filed the following documents as Exhibits to this Form 10-Q:

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Severance Agreement and Release dated as of August 14, 2020 between Registrant and Mary Huser					X

10.2	Offer letter dated as of August 15, 2020 between Registrant and Dave Shull					X

10.3	Change of Control Severance Agreement dated September 9, 2020 between Registrant and Dave Shull					X

31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X

31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X

104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

Plantronics, Inc.
FORM 10-Q
CROSS REFERENCE TABLE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	October 29, 2020	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer