Form 10-Q
period 2020-12-26
PLANTRONICS INC /CA/
filed 2021-02-04
CIK 914025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2020
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

As of February 1, 2021, 41,262,484 shares of the registrant's common stock were outstanding.

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

Part I -- FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as "expect," "anticipate," "believe," "estimate," "intend," "predict," "project," or "will," or variations of such words and similar expressions are based on current expectations and entail various risks and uncertainties. Specific forward-looking statements and the associated risks and uncertainties contained within this Form 10-Q include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) our expectations the virus has caused and will continue to cause an increase in customer and partner demand for our product lines, including increased demand in collaboration endpoints, and our ability to design new product offerings to meet the change in demand due to a global hybrid work environment, (b) risks related to increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand, (c) our inability to source component parts from key suppliers in sufficient quantities necessary to meet the high demand for certain product lines, including our Enterprise Headsets and continued uncertainty and potential impact on future quarters if sourcing constraints continue and/or price volatility occurs, which could continue to negatively affect our profitability and/or market share, (d) expectations related to our voice product lines, as well as our services attachment rate for such products, which have been, and may continue to be, negatively impacted as companies have delayed returning their workforces to offices in many countries due to the continued impact of COVID-19, (e) expectations related to our ability to fulfill the backlog generated by supply constraints, to timely supply the number of products to fulfill current and future customer demand, including expectations that our manufacturing facility in Tijuana, Mexico will continue production at the capacity necessary to meet such demand, (f) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shut-downs, (g) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses, (h) risks related to restrictions or delays in global return to worksites as a result of COVID-19, which continues to impact our employees and our customers worldwide, which has negatively impacted our voice product lines for the quarter, and restricted customer engagement; and (i) the complexity of the forecast analysis and the design and operation of internal controls; and (ii) our belief that we can manufacture or supply products in a timely manner to satisfy perishable demand; (iii) expectations related to our customers’ purchasing decisions and our ability to pivot quickly enough and/or match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (iv) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (v) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (vi) risks associated with the potential interruption in the supply of sole-sourced critical components, our ability to move to a dual-source model, and the continuity of component supply at costs consistent with our plans, which has negatively impacted us in the quarter, and may continue to impact, our ability to timely supply product to meet our customer demand; (vii) expectations related to our services segment revenues, particularly as we introduce new generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which may result in decreased demand for our professional, installation and/or managed service offerings; (viii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to suspend our dividend payments, will meet our liquidity needs during and following the unknown duration and impact of the COVID-19 pandemic; (ix) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants, and timely repay all principal and interest amounts drawn under our credit facility as they become due; (x) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (xi) our efforts to execute to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xii) our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products; (xiii) our belief that our Partner Program and/or our product management and personal device services, including Poly Lens and/or Poly+, will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xiv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xv) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our quarterly and annual earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the macro-economic and political climate and other external factors, puts further pressure on management judgments used to develop forward looking financial guidance and other prospective financial information; (xviii) expectations related to GAAP and non-GAAP financial results for the fourth quarter and full Fiscal Year 2021, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted EPS; (xix) our expectations of the impact of the acquisition of Polycom as it relates to our strategic vision and additional market and strategic partnership opportunities for our combined hardware, software and services offerings; (xx) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxi) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxii) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxiii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; (xxiv) our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share; and (xxv) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the Securities and Exchange Commission ("SEC") on June 8, 2020; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) builds premium audio and video products that are engineered to connect people with incredible clarity, are easy to use, and work seamlessly with any conferencing platform. Poly combines legendary audio expertise and powerful video and conferencing capabilities to create professional tools that help our customers look and sound their best, wherever they are, however they want to connect, and whatever platform they use. Our headsets, video and audio conferencing, desk phones, analytics software and services are used worldwide and are a leading choice for "work from anywhere" environments.

Our major product categories are Headsets, Video, Voice, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones as well as conference room phones; and Video includes video conferencing solutions and peripherals, such as cameras, speakers, and microphones. Poly provides a complete portfolio of products and usage scenarios that are themselves supported by a comprehensive Service organization to meet the needs of the most demanding and largest enterprise customers. Our broad portfolio of Services include video interoperability, hardware and software support for our devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at giving our customers the confidence, flexibility and edge needed to command the conversation.

Our products are designed to work seamlessly with all the best video and audio conferencing services for what's known in the industry as Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), Video as a Service ("VaaS"), and/or Device as a Service ("DaaS") environments. Our cloud management and analytics software gives IT the tools needed to manage devices with remote troubleshooting, updates, and inventory control and interactive mapping for faster return on investment ("ROI").

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

Impact of COVID-19 on Our Business

The novel strain of COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates and business limitations, including travel bans, remote work and other restrictions.

Shelter-in-place mandates have led to a massive increase in remote work. As a result, we continued to experience elevated demand for certain Enterprise Headsets and Video devices and a decline in demand for our Voice products and associated services, as companies continued to shift from in-office to work-from-home arrangements for many of their office workers. The acceleration in customer and partner demand for these products to support hybrid work environments, remote learning, and telemedicine opportunities, have led to increased sales and operating income.

However, the impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects as we continue to experience periodic constraints in our supply chain, specifically the sourcing of certain components and raw materials, and increased logistics costs and other adverse effects on our gross margins to meet the high customer demand for specific Headsets and Video products. As a result, the impact of COVID-19 to date has had mixed effects on our results of operations, and may continue to have such effects.

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

The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on many factors outside of our control, including the extent and duration of the pandemic, mutations of the virus, the development and availability of effective treatments, including the availability of vaccines for our global workforce, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for our products. It is not possible at this time to foresee whether the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or man-made disaster will have on the global economy, our business, customers, suppliers or other business partners. As such, impacts from such events to the Company are highly uncertain and the Company will continue to assess the impact from such events on our financial statements.

Third Quarter Fiscal Year 2021 Highlights

Total net revenues for the third quarter of Fiscal Year 2021 were $484.7 million, an increase of $100.2 million or 26.1%, compared to the same quarter in Fiscal Year 2020, primarily driven by increased net sales in our Enterprise Headset and Video revenues partially offset by decreases in Consumer Headset and Voice revenues. Refer to further discussion on total net revenues in the Results of Operations below.

For the quarter ended December 26, 2020, our backlog increased from the previous quarter as channel-buying patterns anticipate high demand and product shortages. We also saw an increase in channel inventory in certain key markets consistent with the demand increases. Although backlog has increased, lead-times and product availability continue to improve.

Product gross margins for the third quarter of Fiscal Year 2021 increased from 30.4% to 43.7%, primarily driven by a decrease in intangible asset amortization expense and the non-recurrence of Consumer inventory-related reserves taken in last year's comparative fiscal quarter, partially offset by COVID-19 related incremental manufacturing and logistics costs and Video product transitions.

During the third quarter of Fiscal Year 2021, we announced our new Poly Sync Family, a new line of smart, USB and Bluetooth speakerphones, designed to enable today’s need to work from anywhere. These new products were available beginning early in calendar year 2021 and did not have a material impact on current quarter revenues.

We repurchased $12.0 million of the outstanding principal of our 5.50% senior notes due 2023 during the third quarter of Fiscal Year 2021 resulting in an immaterial gain on the extinguishment of debt.

RESULTS OF OPERATIONS

We group our operations into two reportable segments: Products and Services. Our Products segment consists of Headsets, Voice, and Video product categories and our Services segment consists of support, professional, managed, and cloud services and solutions.

NET REVENUES

The following table sets forth net revenues by reportable segment for the three and nine months ended December 26, 2020 and December 28, 2019:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Net revenues
Products	$420,711	$316,633	$104,078	32.9%	$1,059,846	$1,094,515	$(34,669)	(3.2)%
Services	63,974	67,838	(3,864)	(5.7)%	191,529	199,432	(7,903)	(4.0)%
Total net revenues	$484,685	$384,471	$100,214	26.1%	$1,251,375	$1,293,947	$(42,572)	(3.3)%

Products

Net products revenues increased in the three months ended December 26, 2020 compared to the prior year period, primarily due to the following:

•Enterprise Headset and Video net revenues were driven by the COVID-19 shift toward "work from anywhere" and the need for office workers to be able to effectively communicate and collaborate regardless of location. Although we continue to experience periodic supply constraints on certain headsets and new video products, we were able to more than double unit shipments in each category year over year. Video demand was also driven by remote learning, telemedicine, and the continued ramp of our new video portfolio.
•Partially offsetting these increases were declines in our Voice product revenues as a result of the COVID-19 shift in demand toward "work from home" products, as well as declines in the our Consumer Headsets portfolio primarily due to our decision to discontinue certain low-margin mono and stereo products and the sale of our gaming headset assets in the fiscal fourth quarter of FY20.

Net products revenues decreased in the nine months ended December 26, 2020 compared to the prior year period, primarily due to the following:

•Voice product revenues declined as a result of the COVID-19 shift in demand toward "work from anywhere" products.
•Consumer Headsets declined significantly year over year primarily due to our decision to discontinue certain low-margin mono and stereo products and the sale of our gaming headset assets in the fiscal fourth quarter of FY20.
•Partially offsetting the declines in Voice and Consumer, we saw growth in Enterprise Headset and Video net revenues driven by the COVID-19 shift toward "work from home" and the need for office workers to be able to effectively communicate and collaborate regardless of location. Although we continue to experience periodic supply constraints on certain headsets and new video products, we were able to ship a record number of headsets and video units during the period. Video demand was also driven by remote learning, telemedicine, and the continued ramp of our new video portfolio.

Services

Net services revenues decreased slightly in the three and nine months ended December 26, 2020 due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was partially offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom Acquisition (the "Acquisition").

The following table sets forth net revenues by geographic region for the three and nine months ended December 26, 2020 and December 28, 2019:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Net revenues
U.S.	$193,413	$175,856	$17,557	10.0%	$545,472	$613,810	$(68,338)	(11.1)%

Europe and Africa	181,429	105,931	75,498	71.3%	405,933	351,883	54,050	15.4%
Asia Pacific	76,823	73,630	3,193	4.3%	212,657	235,931	(23,274)	(9.9)%
Americas, excluding U.S.	33,020	29,054	3,966	13.7%	87,313	92,323	(5,010)	(5.4)%
Total international net revenues	291,272	208,615	82,657	39.6%	705,903	680,137	25,766	3.8%
Total net revenues	$484,685	$384,471	$100,214	26.1%	$1,251,375	$1,293,947	$(42,572)	(3.3)%

United States (U.S.)

Compared to the same prior year period, U.S. net revenues for the three months ended December 26, 2020 increased primarily due to increased net sales in our Enterprise Headset and Video revenues partially offset by decreases in Consumer Headset and Voice revenues.

Compared to the same prior year period, U.S. net revenues for the nine months ended December 26, 2020 decreased primarily due to declines in our Voice product revenues, which was a result of COVID-19 shift in demand toward "work from home" products. Our Consumer Headset product revenues declined driven by our decision to eliminate lower margin consumer products from our portfolio, including the Fiscal Year 2020 sale of gaming headset assets. These declines were partially offset by growth in our Video product revenues as new products ramp and an increase in sales of our Enterprise Headset products.

International

International net revenues, notably in Europe and Africa, for the three and nine months ended December 26, 2020 increased from the same prior year period primarily due to an increase in our Enterprise Headset and Video product revenues due to a shift to "work from anywhere", telemedicine, and remote learning. These increases were partially offset by a decline in Consumer Headset and Voice product revenues.

During the three months ended December 26, 2020, changes in foreign exchange rates favorably impacted net revenues by $8.4 million, net of the effects of hedging, compared to a $3.6 million unfavorable impact on revenue in the prior year period.

During the nine months ended December 26, 2020, changes in foreign exchange rates favorably impacted net revenues by $5.8 million, net of the effects of hedging, compared to a $11.2 million unfavorable impact on revenue in the prior year period.

COST OF REVENUES AND GROSS PROFIT

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Products:
Net revenues	$420,711	$316,633	$104,078	32.9%	$1,059,846	$1,094,515	$(34,669)	(3.2)%
Cost of revenues	236,842	220,469	16,373	7.4%	622,718	658,408	(35,690)	(5.4)%
Gross profit	$183,869	$96,164	$87,705	91.2%	$437,128	$436,107	$1,021	0.2%
Gross profit %	43.7%	30.4%			41.2%	39.8%
Services:
Net revenues	$63,974	$67,838	$(3,864)	(5.7)%	$191,529	$199,432	$(7,903)	(4.0)%
Cost of revenues	21,186	20,156	1,030	5.1%	64,921	72,976	(8,055)	(11.0)%
Gross profit	$42,788	$47,682	$(4,894)	(10.3)%	$126,608	$126,456	$152	0.1%
Gross profit %	66.9%	70.3%			66.1%	63.4%
Total:
Net revenues	$484,685	$384,471	$100,214	26.1%	$1,251,375	$1,293,947	$(42,572)	(3.3)%
Cost of revenues	258,028	240,625	17,403	7.2%	687,639	731,384	(43,745)	(6.0)%
Gross profit	$226,657	$143,846	$82,811	57.6%	$563,736	$562,563	$1,173	0.2%
Gross profit %	46.8%	37.4%			45.0%	43.5%

Products

Compared to the prior year period, gross profit as a percentage of net revenues increased in the three and nine months ended December 26, 2020, primarily due to a decrease in intangible asset amortization expense resulting from the long-lived asset impairment of existing technology related to our Voice products in the fourth quarter of Fiscal Year 2020, the non-recurrence of inventory-related reserves taken during the third quarter of Fiscal Year 2020 in connection with the optimization of our Consumer product portfolio, and a favorable product mix. Partially offsetting these favorable items was COVID-19 related incremental manufacturing and logistics costs and Video product transitions.

Given the significant variances in gross profit percentages between our higher and lower margin products, gross profit percentages may be impacted by variations in product mix and other factors, including production levels, pricing and promotions, distribution channels, and return rates.

Services

Compared to the prior year period, the gross profit as a percentage of net revenues decreased in the three months ended December 26, 2020, primarily due to fixed cost items spread over lower net revenues partially offset by the decrease in the Acquisition-related deferred revenue fair value adjustment.

Compared to the prior year period, the gross profit as a percentage of net revenues increased in the nine months ended December 26, 2020, primarily due to the decrease in the Acquisition-related deferred revenue fair value adjustment and a lower fixed cost base.

OPERATING EXPENSES

Operating expenses for the three and nine months ended December 26, 2020 and December 28, 2019 were as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Research, development, and engineering	$54,150	$53,769	$381	0.7%	$156,327	$170,708	$(14,381)	(8.4)%
Selling, general and administrative	129,641	144,978	(15,337)	(10.6)%	361,892	457,004	(95,112)	(20.8)%
(Gain) loss, net from litigation settlements	—	—	—	—%	17,561	(1,162)	18,723	1,611.3%
Restructuring and other related charges	13,977	21,724	(7,747)	(35.7)%	49,477	47,096	2,381	5.1%
Total Operating Expenses	$197,768	$220,471	$(22,703)	(10.3)%	$585,257	$673,646	$(88,389)	(13.1)%
% of net revenues	40.8%	57.3%			46.8%	52.1%

Research, development, and engineering expenses decreased during the nine months ended December 26, 2020 when compared to the prior year period primarily due to lower compensation expense driven by reduction in headcount, cost control efforts, and decreased expenses due to COVID-19 restrictions.

Selling, general and administrative expenses decreased during the three months ended December 26, 2020 when compared to the prior year period primarily due to lower compensation expense driven by reduced headcount, cost control efforts, and decreased travel expenses due to COVID-19 restrictions. The decreases were partially offset by higher incentive compensation when compared to the prior year period. Selling, general and administrative expenses decreased during the nine months ended December 26, 2020 when compared to the prior year period primarily due to integration related expenses that did not occur in the current period, lower compensation expense, driven by reduced headcount and lower sales commissions, decreased expenses due to COVID-19 restrictions, and other cost control efforts. The decreases were partially offset by higher incentive compensation when compared to the prior year period.

During the nine months ended December 26, 2020 we recorded litigation charges for settlements that occurred during the period. See Note 7, Commitments and Contingencies, of the accompanying notes to condensed consolidated financial statements for further information regarding on-going litigation.

Compared to the prior year period, restructuring and other related charges decreased in the three months ended December 26, 2020 primarily related to severance due to headcount related actions initiated in the prior year period. Compared to the prior year period, restructuring and other related charges increased in the nine months ended December 26, 2020, primarily due to new restructuring actions initiated during the period to reduce expenses and optimize our cost structure and align with projected revenue levels. These actions consisted of headcount reductions and office closures. For more information regarding restructuring activities, see Note 9, Restructuring and Other Related Charges, of the accompanying notes to condensed consolidated financial statements.

INTEREST EXPENSE

Interest expense for the three and nine months ended December 26, 2020 and December 28, 2019 was as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Interest expense	$(18,417)	$(22,533)	$4,116	18.3%	$(58,182)	$(70,262)	$12,080	17.2%
% of net revenues	(3.8)%	(5.9)%			(4.6)%	(5.4)%

Interest expense decreased for the three and nine months ended December 26, 2020 primarily due to a lower outstanding balance on the term loan facility, the gains recognized on the repurchase of outstanding debt, and lower interest rates. See Note 8, Debt, of the accompanying notes to condensed consolidated financial statements.

OTHER NON-OPERATING INCOME, NET

Other non-operating income, net for the three and nine months ended December 26, 2020 and December 28, 2019 was as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Other non-operating income, net	$2,596	$967	$1,629	168.5%	$4,188	$675	$3,513	520.4%
% of net revenues	0.5%	0.3%			0.3%	0.1%

Other non-operating income, net for the three and nine months ended December 26, 2020 increased primarily due to immaterial net foreign currency gains and immaterial unrealized gains on the deferred compensation portfolio during the current period compared to immaterial unrealized gains on the deferred compensation portfolio and immaterial net foreign currency gains in the prior period.

INCOME TAX BENEFIT

	Three Months Ended				Nine Months Ended
(in thousands except percentages)	December 26, 2020	December 28, 2019	Change		December 26, 2020	December 28, 2019	Change
Income (loss) before income taxes	$13,068	$(98,191)	$111,259	113.3%	$(75,515)	$(180,670)	$105,155	58.2%
Income tax benefit	(7,045)	(19,708)	12,663	64.3%	(7,208)	(31,406)	24,198	77.0%
Net income (loss)	$20,113	$(78,483)	$98,596	125.6%	$(68,307)	$(149,264)	$80,957	54.2%
Effective tax rate	(53.9)%	20.1%			9.6%	17.4%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. Our income tax expense or benefit is determined using an estimate of our annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 26, 2020 and December 28, 2019 were (53.9)% and 20.1%, respectively. The effective tax rates for the nine months ended December 26, 2020 and December 28, 2019 were 9.6% and 17.4%, respectively.

The change in our effective tax rate for the three and nine months ended December 26, 2020 relative to the prior year is primarily due to recently enacted statutory tax rate increase in Netherlands, resulting in a benefit from a revaluation of net deferred tax assets from internal intangible property restructuring between our wholly-owned subsidiaries.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the two-year period ended March 28, 2020 and Fiscal Year 2021 forecasted results in the U.S. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of December 26, 2020, a valuation allowance against U.S. federal and state deferred tax assets continues to be maintained for the three months ended December 26, 2020.

As of December 26, 2020, we had approximately $97.3 million in non-US net deferred tax assets ("DTAs") after valuation allowance. A significant portion of our DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, we consider it more likely than not that we will have sufficient taxable income in the future that will allow us to realize our DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If we are unable to generate sufficient future taxable income, a substantial valuation allowance to reduce our DTAs may be required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of December 26, 2020 and March 28, 2020 and for the first nine months of Fiscal Years 2021 and 2020 (in thousands):

	December 26, 2020	March 28, 2020
Cash, cash equivalents, and short-term investments	$245,345	$225,720
Property, plant and equipment, net	$143,489	$165,858
Long-term debt, net of issuance costs	$1,576,998	$1,621,694
Working capital	$247,045	$209,203

	Nine Months Ended
	December 26, 2020	December 28, 2019
Cash provided by operating activities	$71,149	$16,355
Cash used for investing activities	$(14,580)	$(15,637)
Cash used for financing activities	$(44,442)	$(45,962)

Our cash and cash equivalents as of December 26, 2020 consisted of bank deposits with third party financial institutions. We monitor bank balances in our operating accounts and adjust the balances as appropriate. Cash balances are held throughout the world, including substantial amounts held outside of the U.S. As of December 26, 2020, of our $245.3 million of cash, cash equivalents, and short-term investments, $141.2 million was held domestically while $104.1 million was held by foreign subsidiaries, and approximately 71% was based in USD-denominated instruments. Our remaining investments were composed of Mutual Funds.

During the nine months ended December 26, 2020, cash generated by operating activities of $71.1 million was a result of $68.3 million of net loss, non-cash adjustments to net loss of $172.0 million and a decrease in the net change in operating assets and liabilities of $32.6 million. Cash used in investing activities of $(14.6) million during the nine months ended December 26, 2020 consisted primarily of cash used to acquire property, plant and equipment of $(16.8) million and partially offset by proceeds from assets held for sales of $1.9 million. Cash used in financing activities of $(44.4) million during the nine months ended December 26, 2020 consisted primarily of $47.0 million repayment of long-term debt and $3.2 million for taxes paid on behalf of employees related to net share settlements of vested employee equity awards. The uses of cash were partially offset by $5.7 million of proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP").

During the nine months ended December 28, 2019, cash generated by operating activities of $16.4 million was a result of $(149.3) million of net loss, non-cash adjustments to net loss of $195.2 million and a decrease in the net change in operating assets and liabilities of $(29.6) million. Cash used in investing activities of $(15.6) million during the nine months ended December 28, 2019 consisted primarily of cash used to acquire property, plant and equipment of $(17.0) million partially offset by proceeds from the sale of real property of $2.1 million. Cash used in financing activities of $(46.0) million during the nine months ended December 28, 2019 consisted primarily of early repayment of long-term debt of $(25.0) million, payment of the quarterly dividend on our common stock of $(17.9) million, and taxes paid on behalf of employees related to net share settlements of vested employee equity awards of $(9.7) million. The uses of cash were partially offset by proceeds from issuance of common stock from our Employee Stock Purchase Plan ("ESPP") of $6.6 million.

Debt

In July 2018, in connection with the Acquisition, we entered into a Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the third quarter of Fiscal Year 2021, we did not repurchase any of our outstanding principal. As of December 26, 2020, we had $1.1 billion of the term loan outstanding.

On February 20, 2020, we entered into an Amendment No. 2 to the Credit Agreement (the “Amendment”) in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of December 26, 2020, the

Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million and had $98.6 million available under the revolving line of credit. As of December 26, 2020, the Company was in compliance with the financial covenants.

On July 30, 2018, we entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. During the nine months ended December 26, 2020, the Company reclassified into interest expense $10.3 million and recorded a $13.1 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

During Fiscal Year 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at an annual rate of 5.50%. During the third quarter of Fiscal Year 2021 we repurchased $12.0 million of our outstanding principal and recorded an immaterial gain on the extinguishment of debt. As of December 26, 2020, we had $477.3 million of debt outstanding.

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

Capital Return Program

On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first three quarters of Fiscal Year 2021, we did not repurchase any shares of our common stock. As of December 26, 2020, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. See Note 11, Common Stock Repurchases, of the accompanying notes to condensed consolidated financial statements.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the date of issuance of these financial statements. However, any projections of future financial needs and sources of working capital are subject to uncertainty on our financial results. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

Consigned Inventory

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our consolidated balance sheet until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of December 26, 2020, and March 28, 2020, we had off-balance sheet consigned inventories of $45.3 million and $21.7 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply of demand information that typically covers periods up to 13 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of December 26, 2020, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $501.1 million, including the off-balance sheet consigned inventories of $45.3 million.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended March 28, 2020, filed with the SEC on June 8, 2020. There have been no material changes to our critical accounting estimates during the nine months ended December 26, 2020.

Recent Accounting Pronouncements

For more information regarding the Recent Accounting Pronouncements that may impact us, see Note 2, Recent Accounting Pronouncements, of the accompanying notes to the condensed consolidated financial statements.

Financial Statements (Unaudited)
PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 26, 2020	March 28, 2020
ASSETS
Current assets:
Cash and cash equivalents	$230,065	$213,879
Short-term investments	15,280	11,841
Accounts receivable, net	315,477	246,835
Inventory, net	190,468	164,527
Other current assets	62,996	47,946
Total current assets	814,286	685,028
Property, plant, and equipment, net	143,489	165,858
Goodwill	796,216	796,216
Purchased intangibles, net	372,047	466,915
Deferred tax assets	98,386	82,496
Other assets	54,298	60,661
Total assets	$2,278,722	$2,257,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$165,958	$102,159
Accrued liabilities	401,283	373,666
Total current liabilities	567,241	475,825
Long term debt, net of issuance costs	1,576,998	1,621,694
Long-term income taxes payable	90,980	98,319
Other long-term liabilities	156,524	144,152
Total liabilities	2,391,743	2,339,990
Commitments and contingencies (Note 7)
Stockholders' deficit:
Common stock	907	896
Additional paid-in capital	1,538,160	1,501,340
Accumulated other comprehensive loss	(9,121)	(13,582)
Accumulated deficit	(776,208)	(707,904)
Total stockholders' equity before treasury stock	753,738	780,750
Less: Treasury stock, at cost	(866,759)	(863,566)
Total stockholders' deficit	(113,021)	(82,816)
Total liabilities and stockholders' deficit	$2,278,722	$2,257,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenues
Net product revenues	$420,711	$316,633	$1,059,846	$1,094,515
Net service revenues	63,974	67,838	191,529	199,432
Total net revenues	484,685	384,471	1,251,375	1,293,947
Cost of revenues
Cost of product revenues	236,842	220,469	622,718	658,408
Cost of service revenues	21,186	20,156	64,921	72,976
Total cost of revenues	258,028	240,625	687,639	731,384
Gross profit	226,657	143,846	563,736	562,563
Operating expenses:
Research, development, and engineering	54,150	53,769	156,327	170,708
Selling, general, and administrative	129,641	144,978	361,892	457,004
(Gain) loss, net from litigation settlements	—	—	17,561	(1,162)
Restructuring and other related charges	13,977	21,724	49,477	47,096
Total operating expenses	197,768	220,471	585,257	673,646
Operating income (loss)	28,889	(76,625)	(21,521)	(111,083)
Interest expense	(18,417)	(22,533)	(58,182)	(70,262)
Other non-operating income, net	2,596	967	4,188	675
Income (loss) before income taxes	13,068	(98,191)	(75,515)	(180,670)
Income tax benefit	(7,045)	(19,708)	(7,208)	(31,406)
Net income (loss)	$20,113	$(78,483)	$(68,307)	$(149,264)

Earnings (loss) per common share:
Basic	$0.49	$(1.97)	$(1.67)	$(3.78)
Diluted	$0.48	$(1.97)	$(1.67)	$(3.78)

Shares used in computing earnings (loss) per common share:
Basic	41,252	39,784	40,894	39,535
Diluted	42,184	39,784	40,894	39,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net income (loss)	$20,113	$(78,483)	$(68,307)	$(149,264)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(219)
Unrealized gains (losses) on cash flow hedges:
Unrealized cash flow hedge gains (losses) arising during the period	(3,754)	(1,420)	(8,339)	(5,755)
Net (gains) losses reclassified into income for revenue hedges	1,054	(225)	1,797	(3,152)
Net (gains) losses reclassified into income for cost of revenue hedges	—	(46)	—	(212)
Net (gains) losses reclassified into income for interest rate swaps	3,039	1,565	10,290	3,162
Net unrealized gains (losses) on cash flow hedges	339	(126)	3,748	(5,957)

Aggregate income tax benefit (expense) of the above items	599	81	1,122	1,228
Other comprehensive income (loss)	938	(45)	4,870	(4,948)
Comprehensive income (loss)	$21,051	$(78,528)	$(63,437)	$(154,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	December 26, 2020	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,307)	$(149,264)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124,881	172,630
Amortization of debt issuance costs	3,962	4,062
Stock-based compensation	31,104	41,499
Deferred income taxes	(15,373)	(62,436)
Provision for excess and obsolete inventories	12,767	19,076
Restructuring and other related charges	49,477	47,096
Cash payments for restructuring charges	(28,794)	(29,885)
Other operating activities	(6,000)	3,201
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(71,439)	34,634
Inventory, net	(39,941)	(49,320)
Current and other assets	(15,246)	24,142
Accounts payable	62,454	(10,690)
Accrued liabilities	47,529	(46,906)
Income taxes	(15,925)	18,516
Cash provided by operating activities	71,149	16,355
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	667	177
Purchase of investments	(394)	(972)
Capital expenditures	(16,753)	(16,984)
Proceeds from sale of property and equipment	1,900	2,142
Cash used for investing activities	(14,580)	(15,637)
CASH FLOWS FROM FINANCING ACTIVITIES
Employees' tax withheld and paid for restricted stock and restricted stock units	(3,193)	(9,669)
Proceeds from issuances under stock-based compensation plans	5,731	6,617
Proceeds from revolving line of credit	50,000	—
Repayments of revolving line of credit	(50,000)	—
Payment of cash dividends	—	(17,910)
Repayments of long-term debt	(46,980)	(25,000)
Cash used for financing activities	(44,442)	(45,962)
Effect of exchange rate changes on cash and cash equivalents	4,059	(444)
Net increase (decrease) in cash and cash equivalents	16,186	(45,688)
Cash and cash equivalents at beginning of period	213,879	202,509
Cash and cash equivalents at end of period	$230,065	$156,821
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$20,484	$9,853
Cash paid for interest	$63,869	$68,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) / EQUITY
(in thousands)
(Unaudited)

	Three Months Ended December 26, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Stock	Deficit
Balances at September 26, 2020	41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)
Net Income	—	—	—	—	20,113	—	20,113
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	938	—	—	938
Proceeds from issuances under stock-based compensation plans	19	—	—	—	—	—	—
Stock-based compensation	—	—	11,486	—	—	—	11,486
Employees' tax withheld and paid for restricted stock and restricted stock units	(6)	—	—	—	—	(144)	(144)
Other equity changes	—	—	(3)	(409)	3	—	(409)
Balances at December 26, 2020	41,259	$907	$1,538,160	$(9,121)	$(776,208)	$(866,759)	$(113,021)

	Three Months Ended December 28, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Stock	Equity
Balances at September 28, 2019	39,917	$890	$1,465,978	$(5,351)	$60,545	$(862,955)	$659,107
Net Income	—	—	—	—	(78,483)	—	(78,483)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(74)	—	—	(74)
Proceeds from issuances under stock-based compensation plans	28	1	—	—	—	—	1
Repurchase of restricted common stock	(3)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(5,988)	—	(5,988)
Stock-based compensation	—	—	13,902	—	—	—	13,902
Employees' tax withheld and paid for restricted stock and restricted stock units	(13)	—	—	—	—	(388)	(388)
Balances at December 28, 2019	39,929	$891	$1,479,880	$(5,425)	$(23,926)	$(863,343)	$588,077

	Nine Months Ended December 26, 2020
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Stock	Deficit
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(68,307)	—	(68,307)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	4,870	—	—	4,870
Proceeds from issuances under stock-based compensation plans	667	6	—	—	—	—	6
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	31,104	—	—	—	31,104
Employees' tax withheld and paid for restricted stock and restricted stock units	(261)	—	—	—	—	(3,193)	(3,193)
Proceeds from ESPP	457	5	5,719	—	—	—	5,724
Other equity changes	—	—	(3)	(409)	3	—	(409)
Balances at December 26, 2020	41,259	$907	$1,538,160	$(9,121)	$(776,208)	$(866,759)	$(113,021)

	Nine Months Ended December 28, 2019
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit)	Stock	Equity
Balances at March 30, 2019	39,518	$884	$1,431,607	$(475)	$143,344	$(853,673)	$721,687
Net Income	—	—	—	—	(149,264)	—	(149,264)
Foreign currency translation adjustments	—	—	—	(219)	—	—	(219)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	(4,731)	—	—	(4,731)
Proceeds from issuances under stock-based compensation plans	400	5	751	—	—	—	756
Repurchase of restricted common stock	(32)	—	—	—	—	—	—
Cash dividends	—	—	—	—	(17,910)	—	(17,910)
Stock-based compensation	—	—	41,499	—	—	—	41,499
Employees' tax withheld and paid for restricted stock and restricted stock units	(225)	—	—	—	—	(9,670)	(9,670)
Proceeds from ESPP	268	2	6,023	—	—	—	6,025
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at December 28, 2019	39,929	$891	$1,479,880	$(5,425)	$(23,926)	$(863,343)	$588,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements ("financial statements") of Plantronics, Inc. ("the Company") have been prepared on a basis materially consistent with the Company's March 28, 2020 audited consolidated financial statements and include all adjustments, consisting of normal recurring adjustments, necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2020, which was filed with the SEC on June 8, 2020. The results of operations for the interim period ended December 26, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current fiscal year ends on April 3, 2021 and consists of 53 weeks. The Company's prior fiscal year ended on March 28, 2020 and consisted of 52 weeks. The Company’s results of operations for the three and nine months ended December 26, 2020 and December 28, 2019 both contain 13 and 39 weeks, respectively.

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

Reclassifications

Revenue in the first and second quarter of fiscal year 2021 from a certain product has been reclassified from the Voice product category into the Video product category as a result of a management decision to re-align its product categories. This reclassification had no effect on the Company’s results of operations.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncement

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted the new standard effective March 29, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption had an immaterial impact on the Company’s financial position, results of operations or cash flows.

3. CASH, CASH EQUIVALENTS, AND INVESTMENTS

The following tables summarize the Company’s cash, cash equivalents, and investments’ adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as cash and cash equivalents, and short-term investments as of December 26, 2020 and March 28, 2020 (in thousands):

December 26, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$205,058	$—	$—	$205,058	$205,058	$—
Level 1:
Mutual Funds	13,957	1,360	(37)	15,280	—	15,280
Money Market Funds	25,007	—	—	25,007	25,007

Total cash, cash equivalents and investments measured at fair value	$244,022	$1,360	$(37)	$245,345	$230,065	$15,280

March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments (due in 1 year or less)
Cash	$213,879	$—	$—	$213,879	$213,879	$—
Level 1:
Mutual Funds	12,938	31	(1,128)	11,841	—	11,841

Total cash, cash equivalents and investments measured at fair value	$226,817	$31	$(1,128)	$225,720	$213,879	$11,841

As of December 26, 2020, and March 28, 2020, all of the Company's investments are classified as trading securities and are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended December 26, 2020, and December 28, 2019. The Company recognized an immaterial realized gain and an unrealized gain of $2.5 million during the nine months ended December 26, 2020. The Company did not incur any material realized or unrealized gains or losses in the nine months ended December 28, 2019.

There were no transfers between fair value measurement levels during the three and nine months ended December 26, 2020, and December 28, 2019.

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

4.  DEFERRED COMPENSATION

As of December 26, 2020, the Company held investments in mutual funds with a fair value totaling $15.3 million, all of which related to debt and equity securities that are held in rabbi trusts under non-qualified deferred compensation plans. The total related deferred compensation liability was $15.3 million at December 26, 2020. As of March 28, 2020, the Company held investments in mutual funds with a fair value totaling $11.8 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at March 28, 2020 was $11.7 million.

The securities are classified as trading securities and are recorded on the condensed consolidated balance sheets under "short-term investments". The liability is recorded on the condensed consolidated balance sheets under "other long-term liabilities" and "accrued liabilities".

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

(in thousands)	December 26, 2020	March 28, 2020
Accounts receivable	$402,285	$350,642
Provisions for promotions, rebates, and other	(81,802)	(101,666)
Provisions for doubtful accounts and sales allowances	(5,006)	(2,141)
Accounts receivable, net	$315,477	$246,835

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

For the period ended December 26, 2020, our assessment considered business and market disruptions caused by COVID-19 and estimates of credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may impact our allowance for credit losses in future periods.

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

During the quarter ended December 26, 2020, total transactions entered pursuant to the terms of the Financing Agreement were approximately $21.8 million all of which related to the transfer of the financial assets outside of the United States. During the quarter ended December 28, 2019, total transactions entered pursuant to the terms of the Financing Agreement were approximately $36.0 million, of which $26.2 million was related to the transfer of the financial assets outside of the United States. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in "Accounts receivables, net" in the Company's condensed consolidated balance sheets as of December 26, 2020 and March 28, 2020 was approximately $11.8 million and $22.5 million, respectively due from the financing company, of which $11.8 million and $16.5 million, respectively was related to accounts receivable transferred outside of the United States. Total fees incurred pursuant to the Financing Agreement were immaterial for the quarters ended December 26, 2020 and December 28, 2019. These fees are recorded as a reduction to revenue on the Company's condensed consolidated statements of operations.

Inventory, net:

(in thousands)	December 26, 2020	March 28, 2020
Raw materials	$95,195	$97,371
Work in process	9,392	459
Finished goods	85,881	66,697
Inventory, net	$190,468	$164,527

Accrued Liabilities:

(in thousands)	December 26, 2020	March 28, 2020
Short term deferred revenue	$146,887	$144,040
Employee compensation and benefits	88,142	48,153
Accrued other	166,254	181,473
Accrued liabilities	$401,283	$373,666

The Company's warranty obligation is included as a component of accrued liabilities on the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended December 26, 2020 and December 28, 2019 were as follows:

	Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019
Warranty obligation at beginning of period	$15,261	$17,984
Warranty provision related to products shipped	17,092	14,235
Deductions for warranty claims processed	(12,736)	(16,015)
Adjustments related to preexisting warranties	(4,097)	(590)
Warranty obligation at end of period(1)	$15,520	$15,614

6.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill allocated to the Company's reporting segments for the periods ended December 26, 2020 and March 28, 2020 are as follows:

(in thousands)	Poly Reportable Segment	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of March 30, 2019	$1,278,380	$—	$—	$1,278,380
Adjustments(1)	1,517			1,517
Impairment prior to re-segmentation	(323,088)	—	—	(323,088)
Allocation due to re-segmentation	(956,809)	789,561	167,248	—
Impairment after re-segmentation	—	(160,593)	—	(160,593)
Balance as of March 28, 2020	$—	$628,968	$167,248	$796,216
Balance as of December 26, 2020	$—	$628,968	$167,248	$796,216
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

Other Intangible Assets

As of December 26, 2020, and March 28, 2020, the carrying value of other intangibles, is as follows:

As of	December 26, 2020			March 28, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life
Amortizing Assets
Existing technology	$427,123	$(260,833)	$166,290	$427,123	$(208,848)	$218,275	2.6 years
Customer relationships	240,024	(117,756)	122,268	240,024	(84,506)	155,518	3.4 years
Trade name/Trademarks	115,600	(32,111)	83,489	115,600	(22,478)	93,122	6.5 years
Total intangible assets	$782,747	$(410,700)	$372,047	$782,747	$(315,832)	$466,915	3.7 years

During the three and nine months ended December 26, 2020, the Company recognized $30.7 million and $94.5 million, respectively, in amortization expense. During the three and nine months ended December 28, 2019 the Company recognized $46.1 million and $137.4 million, respectively, in amortization expense.

As of December 26, 2020, expected amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2021 (remaining three months)	$30,434
2022	113,858
2023	111,232
2024	65,936
2025	21,688
Thereafter	28,899
$372,047

7. COMMITMENTS AND CONTINGENCIES

Future Minimum Rental Payments

Future minimum lease payments under non-cancelable operating leases as of December 26, 2020 were as follows:

(in thousands)	Operating Leases(1)
2021 (remaining three months)	$6,394
2022	23,052
2023	9,265
2024	7,238
2025	5,627
Thereafter	16,274
Total lease payments	$67,850
Less: Imputed interest(2)	(7,503)
Present value of lease liabilities	$60,347
(1) The weighted average remaining lease term was 4.3 years as of December 26, 2020.
(2) The weighted average discount rate was 4.8% as of December 26, 2020.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations and general and administrative activities, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for which amounts are not recorded on the consolidated balance sheets.  As of December 26, 2020, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $501.1 million.

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

Claims and Litigation

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination ("IPR") of one of the patents, which was then appealed to Federal Circuit Court and denied. Litigation in both matters in the United States and Canada, respectively, were stayed pending the results of that appeal. Polycom also filed an IPR of the second patent and the U.S. Patent Trial and Appeal Board (“PTAB”) denied institution of the IPR petition. FullView had also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement. The arbitration panel awarded an immaterial amount to FullView. FullView filed a First and Second Amended Complaint and Polycom filed a motion to dismiss. The Court granted Polycom's partial motion to dismiss without prejudice and invalidated one of the patents in suit. Litigation on the remaining patent is ongoing.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for Inter Partes Review of the asserted patents which were granted by the PTAB. The District Court matter is stayed pending resolution of the IPRs. Oral argument was heard on the IPRs on October 20, 2020. On January 11, 2021, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against Plantronics, its CEO Joseph Burton, its CFO Charles Boynton and its former CFO Pamela Strayer alleging various securities law violations. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint was filed on August 7, 2020. Plaintiffs filed their Opposition on October 2, 2020 and Plantronics replied on November 16, 2020. The hearing on the Motion to Dismiss scheduled to occur on January 13, 2021 was vacated and the parties are awaiting the judge’s ruling.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss. The Court granted the Motion to Dismiss with leave to amend as to Defendants He, Chung and Williams, granted the Motion to Compel Arbitration for Defendant Williams and granted in part and denied in part the Motion to Dismiss by Defendants Puorro and Poly. Cisco filed an Amended Complaint and the Defendants have moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11, 2021 the Company filed its opposition. Discovery continues. The Court issued its Case Management and Pretrial order setting a settlement conference which is scheduled currently for April 1, 2021.

On July 22, 2020, Koss Corporation sued Plantronics and Polycom in the Western District of Texas, Waco division alleging patent infringement with respect to four Koss patents. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer. Discovery is in process.

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

8. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of December 26, 2020 and March 28, 2020 were as follows:

	December 26, 2020		March 28, 2020
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
5.50% Senior Notes	$482,578	$477,320	$359,140	$495,409
Term loan facility	$1,093,784	$1,099,678	$852,942	$1,126,285

As of December 26, 2020, and March 28, 2020, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $20.5 million and $25.1 million, respectively.

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

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 5.50% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 5.50% Senior Notes contain restrictive covenants that, among other things, limit the Company's ability to create certain liens and enter into sale and lease-back transactions; create, assume, incur, or guarantee additional indebtedness of its subsidiaries without such subsidiary guaranteeing the 5.50% Senior Notes on an unsecured unsubordinated basis; and consolidate or merge with, or convey, transfer or lease all or substantially all of the assets of the Company and its subsidiaries, to another person. During the three months ended December 26, 2020, the Company repurchased $12.0 million aggregate principal amount of the 5.50% Senior Notes. The Company recorded an immaterial gain on the repurchase, which is included in interest expense of the Company's condensed consolidated statements of operations.

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
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of December 26, 2020, the Company was in compliance with the financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Facility Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its financial statements for any annual period in which the Company generates excess cash as defined by the Credit Agreement. In accordance with the terms of the Credit Agreement, the Company did not generate excess cash during Fiscal Year 2020 and therefore is not required to make any debt repayments in Fiscal Year 2021. During the three months ended December 26, 2020, the Company did not prepay any aggregate principal amount of the term loan facility and did not incur any prepayment penalties. As of December 26, 2020, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

9. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2021 restructuring plan

During the nine months ended December 26, 2020, the Company committed to additional actions to reduce expenses and right size its overall cost structure to better align with projected revenue levels as well as reorganize its executive management to align to its new Chief Executive Officer’s management structure. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to closure or consolidation of leased offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Severance	$3,969	$11,708	$27,161	$25,480
Facility	1,658	2,147	3,300	2,147
Other (1)	1,107	932	3,416	7,798
Non-cash charges (2)	7,243	6,937	15,600	11,671
Total restructuring and other related charges	$13,977	$21,724	$49,477	$47,096
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent asset impairments due to the closure or consolidation of facilities.

The Company's restructuring liabilities as of December 26, 2020 is as follows (amounts in thousands):

	As of March 28, 2020	Accruals (1)	Cash Payments	As of December 26, 2020
FY 2021 Plans
Severance	$—	$27,838	$(18,170)	$9,668
Facility	—	1,055	(59)	996
Other	—	3,415	(2,177)	1,238
Total FY2021 Plans	$—	$32,308	$(20,406)	$11,902
FY 2020 Plans
Severance	$7,475	$(1,216)	$(4,906)	$1,353
Facility	2,501	2,245	(1,388)	3,358
Other	1,621	—	(1,621)	—
Total FY2020 Plans	$11,597	$1,029	$(7,915)	$4,711
FY 2019 Plans
Severance	$147	$539	$(356)	$330
Facility	—	—	—	—
Other	117	—	(117)	—
Total FY2019 Plans	$264	$539	$(473)	$330
Severance	$7,622	$27,161	$(23,432)	$11,351
Facility	2,501	3,300	(1,447)	4,354
Other	1,738	3,415	(3,915)	1,238
Grand Total	$11,861	$33,876	$(28,794)	$16,943
(1) Excludes non-cash charges of $15.6 million classified within Restructuring and other related charges on the Company's condensed consolidated statements of operations for the nine months ended December 26, 2020.

10. STOCK-BASED COMPENSATION

Stock-based Compensation

The Company recognizes the grant-date fair value of stock-based compensation as compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The following table summarizes the amount of stock-based compensation included in the condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Cost of revenues	$799	$1,019	$2,374	$2,994

Research, development, and engineering	3,441	4,584	10,740	12,516
Selling, general, and administrative	7,246	8,299	17,995	25,989
Stock-based compensation included in operating expenses	10,687	12,883	28,735	38,505
Total stock-based compensation	11,486	13,902	31,109	41,499
Income tax expense (benefit)	1,373	(2,798)	(6,798)	(5,941)
Total stock-based compensation, net of tax	$12,859	$11,104	$24,311	$35,558

11. COMMON STOCK REPURCHASES

From time to time, the Company's Board of Directors (the "Board") has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1 million share repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of December 26, 2020, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

For the periods ended December 26, 2020 and December 28, 2019, the Company did not repurchase any shares of its common stock.

The total value of shares withheld in satisfaction of employee tax obligations on the vesting of equity awards for the three months ended December 26, 2020 and December 28, 2019 were $0.1 million and $0.4 million, respectively. The amounts withheld were equivalent to the employees' minimum statutory tax withholding requirements and are reflected as a financing activity within the Company's condensed consolidated statements of cash flows. These share withholdings have the same effect as share repurchases by the Company as they reduce the number of shares that would have otherwise been issued in connection with the vesting of shares subject to the restricted stock grants.

12. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive income ("AOCI"), net of immaterial tax effects, are as follows:

(in thousands)	December 26, 2020	March 28, 2020
Accumulated unrealized loss on cash flow hedges (1)	$(13,328)	$(18,197)
Accumulated foreign currency translation adjustments	4,207	4,615
Accumulated other comprehensive loss	$(9,121)	$(13,582)
(1) Refer to Note 13, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of December 26, 2020 and March 28, 2020.

13. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss that it would incur due to credit risk if parties to derivative contracts failed completely to perform according to the terms of the contracts was equal to the carrying value of the Company's derivative assets as of December 26, 2020 and March 28, 2020. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties when possible to mitigate credit risk in derivative transactions. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of December 26, 2020, the Company had International Swaps and Derivatives Association ("ISDA") agreements with four applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheet on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. For each counterparty, if netted, the Company would offset the asset and liability balances of all derivatives at the end of the reporting period. Derivatives not subject to master netting agreements are not eligible for net presentation. As of December 26, 2020, and March 28, 2020, no cash collateral had been received or pledged related to these derivative instruments.

The gross fair value of the Company's outstanding derivative contracts at the end of each period was as follows:

(in thousands)	December 26, 2020	March 28, 2020
Derivative Assets(1)
Non-designated hedges	$120	$266
Cash flow hedges	381	3,283
Total derivative assets	$501	$3,549

Derivative Liabilities(2)
Non-designated hedges	$2,147	$668
Cash flow hedges	5,440	811
Interest rate swap	13,145	21,411
Accrued interest	869	631
Total derivative liabilities	$21,601	$23,521
(1) Short-term derivative assets are recorded in "other current assets" and long-term derivative assets are recorded in "deferred tax and other assets". As of December 26, 2020, the portion of derivative assets classified as long-term was immaterial.

(2) Short-term derivative liabilities are recorded in "accrued liabilities" and long-term derivative liabilities are recorded in "other long-term liabilities". As of December 26, 2020, the portion of derivative liabilities classified as long-term was $4.0 million.

Non-Designated Hedges

As of December 26, 2020, the Company had foreign currency forward contracts denominated in Euros ("EUR") and British Pound Sterling ("GBP"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, receivables, and payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate U.S. Dollar ("USD") equivalent at December 26, 2020:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€90,960	$110,906	Sell EUR	1 month
GBP	£11,700	$15,799	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts recognized in other non-operating income and (expense), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Gain (loss) on foreign exchange contracts	$(4,440)	$(2,508)	$(7,173)	$813

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

(in millions)	December 26, 2020		March 28, 2020
	EUR	GBP	EUR	GBP
Option contracts	€68.0	£13.0	€67.0	£18.4
Forward contracts	€62.3	£12.4	€50.2	£18.5

The Company will reclassify all amounts accumulated in other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of December 26, 2020, and March 28, 2020, the Company had foreign currency swap contracts of approximately MXN 389.0 million and MXN 0.0 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at December 26, 2020:

	Local Currency	USD Equivalent	Position	Maturity
	(in thousands)	(in thousands)
MXN	$389,008	$19,009	Buy MXN	Monthly over twelve months

Interest Rate Swap

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. The effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the underlying debt as interest on the Company's floating rate debt is accrued. The Company reviews the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if the Company no longer considers hedging to be highly effective. This hedge was fully effective at inception on July 30, 2018 and as of the nine months ended December 26, 2020. During the nine months ended December 26, 2020, the Company reclassified into interest expense $10.3 million and had a $13.1 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

Effect of Designated Derivative Contracts on AOCI and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended December 26, 2020 and December 28, 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Gain (loss) included in AOCI as of beginning of period	$(16,747)	$(13,311)	$(20,156)	$(7,480)

Amount of gain (loss) recognized in other comprehensive income (“OCI”) (effective portion)	(3,754)	(1,420)	(8,339)	(5,755)

Amount of (gain) loss reclassified from OCI into net revenues (effective portion)	1,054	(225)	1,797	(3,152)
Amount of (gain) loss reclassified from OCI into cost of revenues (effective portion)	—	(46)	—	(212)
Amount of (gain) loss reclassified from OCI into interest expense (effective portion)	3,039	1,565	10,290	3,162
Total amount of (gain) loss reclassified from AOCI to income (loss) (effective portion)	4,093	1,294	12,087	(202)

Gain (loss) included in AOCI as of end of period	$(16,408)	$(13,437)	$(16,408)	$(13,437)

As a result of adopting ASU 2017-12, beginning in the first quarter of fiscal year 2020, the excluded portion of such amounts is included in the same line item in which the underlying transactions affect earnings and the ineffective portion of the realized and unrealized gains or losses on derivatives is included as a component of accumulated other comprehensive income. During the three and nine months ended December 26, 2020 and December 28, 2019, the Company did not have an ineffective portion of its cash flow hedges.

14. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended December 26, 2020 and December 28, 2019 were (53.9)% and 20.1%, respectively. The effective tax rates for the nine months ended December 26, 2020 and December 28, 2019 were 9.6% and 17.4%. respectively.

The change in our effective tax rate for the three and nine months ended December 26, 2020 relative to the prior year is primarily due to recently enacted statutory tax rate increase in Netherlands, resulting in a benefit from a revaluation of net deferred tax assets from internal intangible property restructuring between our wholly-owned subsidiaries.

As of December 26, 2020, the Company had approximately $97.3 million in non-US net deferred tax assets ("DTAs") after valuation allowance, and continued to maintain a full valuation allowance against its U.S. federal and state deferred tax assets. A significant portion of the Company's DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. As of December 26, 2020, the Company had a total gross unrecognized tax benefits of $29.1 million compared with $36.3 million as of December 28, 2019. The reduction in gross unrecognized tax benefits is primarily attributed to examination closure and settlement by the IRS relating to our 2017 Fiscal Year income tax return related to reversal of the United States Tax Court’s holding in Altera Corp. v. Commissioner that upheld the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost sharing arrangement to share stock-based compensation costs. If recognized, the gross unrecognized tax benefits would reduce the effective tax rate in the period of recognition.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended December 26, 2020, and December 28, 2019:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Basic earnings (loss) per common share:
Numerator:
Net income (loss)	$20,113	$(78,483)	$(68,307)	$(149,264)

Denominator:
Weighted average common shares, basic	41,252	39,784	40,894	39,535
Dilutive effect of employee equity incentive plans	932	—	—	—
Weighted average common shares-diluted	42,184	39,784	40,894	39,535

Basic earnings (loss) per common share	$0.49	$(1.97)	$(1.67)	$(3.78)
Diluted earnings (loss) per common share	$0.48	$(1.97)	$(1.67)	$(3.78)

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	988	1,470	1,248	834

16. REVENUE AND MAJOR CUSTOMERS

The Company designs, builds, and markets collaboration solutions which combine legendary audio expertise and powerful video and conferencing capabilities to create endpoints that power meaningful human connections and provide solutions that make life easier when they work together and with our partner's services.

The Company’s major product categories are Headsets, Video, Voice, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones as well as conference room phones; Video includes video conferencing solutions and peripherals, such as cameras, speakers, and microphones. The broad portfolio of Services include video interoperability, hardware and support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration. The Company's cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. All of the Company's solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments.

Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and computers. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to the Company's customers. Revenue in the first and second quarter of fiscal year 2021 from a certain product has been reclassified from the Voice product category into the Video product category as a result of a management decision to re-align its product categories.

The following table disaggregates revenues by major product category for the three and nine months ended December 26, 2020 and December 28, 2019:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Net revenues from unaffiliated customers:
Headsets[1]	240,908	167,280	618,498	592,222
Voice[2]	67,076	79,494	156,682	281,794
Video[2]	112,727	69,859	284,666	220,499
Services[2]	63,974	67,838	191,529	199,432
Total net revenues	$484,685	$384,471	$1,251,375	$1,293,947
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

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's net revenues for the three and nine months ended December 26, 2020 and December 28, 2019. The following table presents net revenues by geography:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Products
Net revenues from unaffiliated customers:
U.S.	$169,812	$149,652	$473,633	$536,368

Europe and Africa	164,896	88,356	357,389	301,134
Asia Pacific	57,481	54,920	155,460	180,993
Americas, excluding U.S.	28,522	23,705	73,364	76,020
Total international net revenues	250,899	166,981	586,213	558,147
Product net revenues	$420,711	$316,633	$1,059,846	$1,094,515

Services
Net revenues from unaffiliated customers:
U.S.	$23,601	$26,204	$71,839	$77,442

Europe and Africa	16,533	17,575	48,545	50,749
Asia Pacific	19,342	18,710	57,196	54,938
Americas, excluding U.S.	4,498	5,349	13,949	16,303
Total international net revenues	40,373	41,634	119,690	121,990
Service net revenues	$63,974	$67,838	$191,529	$199,432

Total net revenues	$484,685	$384,471	$1,251,375	$1,293,947

Two customers, Ingram Micro Group and ScanSource, accounted for 19.1% and 17.1%, respectively, of net revenues for the three months ended December 26, 2020. Ingram Micro Group and ScanSource, accounted for 12.6% and 10.5%, respectively, of net revenues for the nine months ended December 26, 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 19.2% and 12.7% of net revenues for the three months ended December 28, 2019, respectively. ScanSource and Ingram Micro Group accounted for 19.5% and 15.7%, respectively, of net revenue for the nine months ended December 28, 2019.

Two customers, Ingram Micro Group and ScanSource accounted for 21.5% and 19.6%, respectively, of total net accounts receivable at December 26, 2020. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of total net accounts receivable at March 28, 2020.

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

As of December 26, 2020, the Company's deferred revenue balance was $216.4 million. As of March 28, 2020, the Company's deferred revenue balance was $208.5 million. During the three months ended December 26, 2020, the Company recognized $50.9 million in revenues that were reflected in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of December 26, 2020:

	December 26, 2020
(in millions)	Current	Noncurrent	Total
Performance obligations	$147.8	$69.5	$217.3

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation, upon the start of service entitlement, or upon completion of services. Revenue is not generally recognized in advance of billings. The balance of contract assets as of December 26, 2020 was $6.3 million. As of March 28, 2020, the Company's contract assets balance was $3.7 million. None of the Company's contracts are deemed to have significant financing components.

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

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to Sales and Marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $4.8 million as of December 26, 2020. Amortization of capitalized contract costs for the three and nine months ended December 26, 2020 was immaterial and $1.6 million, respectively.

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

Consumer optimization: Represents charges related to inventory reserves and supplier liabilities for excess and obsolete inventory incurred in connection with the Company's strategic action to optimize its Consumer product portfolio.

Integration and rebranding costs: Represents charges incurred in connection with the Acquisition and integration of Polycom such as system implementations, legal and accounting fees.

Stock compensation expense: Represents the non-cash expense associated with the Company's issuance of common stock and share-based awards to employees and non-employee directors.

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Segment revenues as reviewed by CODM
Products	$420,976	$317,058	$1,060,733	$1,096,037
Services	66,998	74,544	203,250	225,725
Total segment revenues as reviewed by CODM	$487,974	$391,602	$1,263,983	$1,321,762

Segment gross profit as reviewed by CODM
Products	$201,392	$138,909	$492,262	$543,706
Services	45,812	54,421	138,329	152,785
Total segment gross profit as reviewed by CODM	$247,204	$193,330	$630,591	$696,491

	Three Months Ended		Nine Months Ended
(in thousands)	December 26, 2020	December 28, 2019	December 26, 2020	December 28, 2019
Total segment revenues as reviewed by CODM	$487,974	$391,602	$1,263,983	$1,321,762
Deferred revenue purchase accounting	(3,289)	(7,131)	(12,608)	(27,815)
Consolidated GAAP net revenues	$484,685	$384,471	$1,251,375	$1,293,947

Total segment gross profit as reviewed by CODM (1)	$247,204	$193,330	$630,591	$696,491
Purchase accounting amortization	(16,459)	(30,819)	(51,873)	(91,535)
Deferred revenue purchase accounting	(3,289)	(7,131)	(12,608)	(27,815)
Consumer optimization	—	(10,415)	—	(10,415)
Integration and rebranding costs	—	(100)	—	(1,169)
Stock-based compensation	(799)	(1,019)	(2,374)	(2,994)
Consolidated GAAP gross profit	$226,657	$143,846	$563,736	$562,563
(1) Includes depreciation expense of $3.7 million and $4.0 million for the three months ended December 26, 2020 and December 28, 2019, respectively. Includes depreciation expense of $10.7 million and $11.3 million for the nine months ended December 26, 2020 and December 28, 2019, respectively.

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

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge, the effective portion of changes in the fair value of the derivative is recorded to other comprehensive income (loss) on the accompanying balance sheets and reclassified into interest expense over the life of the agreement. We will review the effectiveness of this instrument on a quarterly basis, recognize current period hedge ineffectiveness immediately in earnings and will discontinue hedge accounting if we no longer consider hedging to be highly effective. For additional details, refer to Note 13, Derivatives, of the accompanying notes to condensed consolidated financial statements. During the nine months ended December 26, 2020, we made payments of approximately $10.1 million on our interest rate swap and recognized $10.3 million within interest expense on the condensed consolidated statement of operations. As of December 26, 2020, we had $0.9 million of interest accrued within accrued liabilities on the condensed consolidated balance sheet. We had an unrealized pre-tax loss of approximately $13.1 million recorded within accumulated other comprehensive income (loss) as of December 26, 2020. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.1 million.

Interest rates were lower in the three and nine months ended December 26, 2020 compared to the same period in the prior year. In the three and nine months ended December 26, 2020 and December 28, 2019 we generated interest income of $0.0 million and $0.2 million and $0.1 million and $0.6 million, respectively.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), British Pound Sterling ("GBP"), Mexican Peso ("MXN"), and the Chinese Renminbi ("RMB"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future or that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes.

The impact of changes in foreign currency rates recognized in other income and (expense), net was immaterial in both the three and nine months ended December 26, 2020 and December 28, 2019. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of December 26, 2020 (in millions):

Currency - forward contracts	Position	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
EUR	Sell EUR	$110.9	$11.1	$(11.1)
GBP	Sell GBP	$15.8	$1.6	$(1.6)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of December 26, 2020, we had cross-currency swap contracts with notional amounts of approximately MXN 389.0 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of December, 26, 2020 (in millions):

Currency - cross-currency swap contracts	USD Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$19.0	$(1.9)	$1.9

Cash Flow Hedges

In the nine months ended December 26, 2020, approximately 50% of our net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of December 26, 2020, we had foreign currency put and call option contracts with notional amounts of approximately €68.0 million and £13.0 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $4.0 million or incur a loss of $9.6 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated open option contract type for cash flow hedges as of December 26, 2020 (in millions):

Currency - option contracts	USD Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange Loss From 10% Depreciation of USD
Call options	$101.5	$2.0	$(7.5)
Put options	$94.0	$3.7	$(0.3)
Forwards	$89.5	$9.2	$(9.2)

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information with respect to repurchases of our common stock made by us during the third quarter of fiscal year 2021:

	Total Number of Shares Purchased [1]		Average Price Paid per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [3]
September 27, 2020 to October 24, 2020	433	4	N/A	—	1,369,014
October 25, 2020 to November 21, 2020	3,279	4	N/A	—	1,369,014
November 22, 2020 to December 26, 2020	2,502	4	N/A	—	1,369,014

1	On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

2	"Average Price Paid per Share" reflects open market repurchases of common stock only.

3	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.

4	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

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

PLANTRONICS, INC.

Date:	February 4, 2021	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer