Form 10-K
period 2021-04-03
PLANTRONICS INC /CA/
filed 2021-05-18
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 3, 2021
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
(zip code)

(831) 420-3002
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $11.55 for shares of the Registrant's common stock on September 25, 2020, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $471,886,734.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of September 25, 2020 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 13, 2021, 41,838,866 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 3, 2021.

Plantronics, Inc.
FORM 10-K
For the Year Ended April 3, 2021

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I

Plantronics, Inc.'s (“Poly,” “Company,” “we,” “our,” or “us”) fiscal year ends on the Saturday closest to the last day of March. The year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The years ended March 28, 2020 ("Fiscal Year 2020") and March 30, 2019 ("Fiscal Year 2019") each had 52 weeks. This Annual Report on Form 10-K is filed with respect to our Fiscal Year 2021.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. Such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Enterprise Headsets and Video devices, will continue over the long term, (b) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet the change in demand due to a global hybrid work environment, (c) our expectations related to our Voice product lines, as well as our services attachment rate for such products, which have been, and may continue to be, negatively impacted as companies have delayed returning their workforces to offices in many countries due to the continued impact of COVID-19; and (d) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shutdowns; (ii) our expectations related to global supply chain disruptions, including our belief that shortages of key components, including semiconductor chips, have impacted companies worldwide both within and outside of our industry, and that we will continue to experience a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs, increased purchase commitments and a delay in our ability to fulfill orders, which has had, and may continue to have, an adverse impact on our business and operating results; (iii) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand; (iv) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials, as well as finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (v) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (vi) our belief that consolidations of suppliers has occurred, and may continue to occur, which may negatively impact our ability to access certain parts and may result in higher prices which will impact our gross margins; (vii) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (viii) continued uncertainty and potential impact on future quarters if sourcing constraints continue and/or price volatility occurs, which could continue to negatively affect our profitability and/or market share; (ix) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (x) risks related to restrictions or delays in global return to worksites as a result of COVID-19, which continues to impact our employees and our customers worldwide, which has negatively impacted our voice product lines, and restricted customer engagement; (xi) expectations related to our ability to supply products in a timely manner to satisfy perishable demand; (xii) expectations related to our customers’ purchasing decisions and our ability to pivot quickly enough and/or match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (xiii) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xiv) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (xv) expectations related to our Services segment revenues, particularly as we introduce new generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xvii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to suspend our dividend payments, will meet our liquidity needs; (xviii) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants, and timely repay all principal and interest amounts drawn under our credit facility as they become due; (xix) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (xx) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xxi) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share, our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products, and our belief that our product management and personal device services, including Poly Lens and/or Poly+, will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xxii) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xxv) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xxvi) expectations relating to our earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop forward-looking financial guidance and other prospective financial information; (xxvii) expectations related to GAAP and non-GAAP financial results for the first quarter and full Fiscal Year 2022, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted EPS; (xxviii) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxix) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xxx) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxxi) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxxii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; and (xxxiii) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Annual Report on Form 10-K that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in Part I, "Item 1A. Risk Factors" of this Annual Report on Form 10-K and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.  BUSINESS
COMPANY BACKGROUND

Poly is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. We offer premium audio and video products designed to work in an era where work is no longer a place and enterprise work forces are increasingly distributed. Our products and services are designed and engineered to connect people with high fidelity and incredible clarity. They are professional-grade, easy to use, and work seamlessly with major video- and audio-conferencing platforms.

Our major product categories are Headsets, Video, Voice, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol ("SIP") and native ecosystem desktop phones, as well as conference room phones; Video includes conferencing solutions and peripherals, such as cameras, speakers, and microphones. All of our solutions are designed to integrate seamlessly with the platform and services of our customers’ choice in a wide range of Unified Communications & Collaboration (“UC&C”), Unified Communication as a Service (“UCaaS”), and Video as a Service (“VaaS”) environments.

Additionally, our cloud management and analytics software enables Information Technology ("IT") administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. We offer a broad portfolio of services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping our customers achieve their goals for collaboration.

We sell our products through a well-developed global network of distributors and channel partners, including value-added resellers, integrators, direct marketing resellers, and service providers, as well as through both traditional and online retailers, office supply distributors, and e-commerce channels. We have well-established distribution channels in the Americas, Europe, Middle East, Africa, and Asia Pacific, where use of our products is widespread.

The Company was originally founded and incorporated as Plantronics in 1961 and became a public company in 1994. In March 2019, the Company changed the name under which it markets itself to Poly. The Company is incorporated in the State of Delaware and is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT." On May 13, 2021, the Company issued a press release announcing a change in our symbol on the NYSE to "POLY" effective at the open of market trading on May 24, 2021.

Our principal executive office is located at 345 Encinal Street, Santa Cruz, California. Our telephone number is (831) 420-3002.  Our Company website is www.poly.com.

In the Investor Relations section of our website, we provide free access to the following filings: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This access is provided directly or through a link on our website shortly after these documents are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, documents regarding our corporate governance, code of conduct, and the charters of the standing committees of our Board of Directors are also accessible in the Investor Relations section of our website.

On July 2, 2018, the Company completed the acquisition of all the issued and outstanding shares of capital stock of Polycom, Inc. ("Polycom") for approximately $2.2 billion in cash and stock consideration (the "Acquisition"). Our consolidated financial results for Fiscal Year 2019 include the financial results of Polycom from July 2, 2018 onward. For more information regarding the Acquisition, refer to Note 4, Acquisition, of the accompanying Notes to the Consolidated Financial Statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

MARKET INFORMATION

General Industry Background

Poly operates predominantly in the unified communications industry and focuses on the design, manufacture, and distribution of headsets, voice, video, and content sharing solutions, as well as a comprehensive line of support and service solutions to ensure customer success. We develop enhanced communication products to work wherever and however work happens: offices, contact centers, and remote work environments, connecting to tools such as open SIP desktop phones, PCs, Macs, and a variety of mobile devices. We offer our products and services under the , Plantronics and Polycom brands.

We believe the end market for professional-grade communications equipment is no longer “home” or “office.” It is “anywhere” and “everywhere,” as the digital transformation of the enterprise continues, creating a corresponding increase in the volume and sophistication of communications requirements, especially high-quality video and audio. Existing trends toward remote and hybrid work and the increasing adoption of video communications have dramatically accelerated, and the number of communications usage scenarios and product needs have permanently multiplied:
•The COVID-19 pandemic has served as a critical catalyst to change working habits, worldwide, and acted as a massive accelerant to the digital transformation already reshaping the working world.
•We believe this shift will be permanent. Gartner research estimates that “by 2024, remote workers will represent 30% of all employees worldwide… to number nearly 600 million.” Similarly, Frost & Sullivan analysis suggests post-pandemic, the number of remote workers will be six times greater, creating a massive demand for meeting technologies.
•The importance of durable solutions offering high-fidelity connectivity that is easy to use, works anywhere and everywhere, and is compatible with multiple communications platforms, is paramount to our customers.
•Looking ahead, the expansion of both communications applications (e.g., telehealth, government and civil services, education, professional and financial services) and the capabilities of the infrastructure supporting these applications (e.g., 5G network deployments, cloud computing, collaboration software) creates a structural tailwind we believe will create conditions for long-term, sustainable, and durable demand growth for our products.

•Additionally, the shift to hybrid work models is accelerating the transition of enterprise customers from on-premises to cloud-based call control platforms, which represents a significant market opportunity for Poly.
Our strategy is to offer best-in-class communications gear to meet the needs of customers ranging from the largest companies and governments in the world to individual professionals. Recent product launches and our product roadmap reflect this, as does our marketing and distribution strategy. We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities, while at the same time we are establishing the distribution channels necessary to engage customers at the individual level.

We leverage state-of-the-art technologies in our solutions that can be easily used in conjunction with our strategic partners’ tools and common communication platforms in both personal and enterprise settings. The increased adoption of technologies such as UC&C, Bluetooth, Voice over Internet Protocol (“VoIP”), Digital Signal Processing (“DSP”), Digital Enhanced Cordless Telecommunications (“DECT”), and Video-as-a-Service (“VaaS”), each of which is described below, has contributed to increased demand for our solutions:
•UC&C is the integration of voice, data, chat, and video-based communications systems enhanced with software applications and Internet Protocol (IP) networks. It includes more traditional unified communications consisting of on-premise IP telephony, such as e-mail, instant messaging, presence information, audio and video conferencing, and unified messaging; and more modern team collaboration consisting of cloud-based persistent chat and team workspaces, integrated UC and application integrations; as well as browser-based online meetings consisting of integrated audio, video, and web conferencing. UC&C seeks to provide seamless connectivity and user experience for enterprise workers regardless of their location and environment, improving overall business efficiency and providing more effective collaboration among an increasingly distributed workforce.
•Bluetooth wireless technology is a short-range communications protocol intended to replace the cables connecting portable and fixed devices while maintaining high levels of security. The key features of Bluetooth technology are ubiquity, low power, and low cost. The Bluetooth specification defines a uniform structure for a wide range of devices to connect and communicate with each other. Bluetooth standard has achieved global acceptance such that any Bluetooth enabled device, almost anywhere in the world, can connect to other Bluetooth enabled devices in proximity.
•VoIP is a technology that allows a person to communicate using a broadband internet connection instead of a regular (or analog) telephone line. VoIP converts the voice signal into a digital signal that travels over the internet or other packet-switched networks and then converts it back at the other end so that the caller can speak to anyone with another VoIP connection or a regular (or analog) phone line.
•DSP is a technology that delivers acoustic protection and optimal sound quality through noise reduction, echo cancellation, and other algorithms which improve transmission quality.
•DECT is a wireless communications technology that optimizes audio quality, lowers interference with other wireless devices, and digitally encrypts communication for heightened call security.
•VaaS is the delivery of multiparty, or point-to-point, videoconferencing capabilities over an IP network by a managed service provider.

Competitive Strengths
We believe we have a clear understanding of the future of business communications, and we have positioned our company to serve that future: the entirety of our offering, from hardware to software and services, is engineered to meet the communications demands that every enterprise, around the world, will have. We believe the combination of our products and services create the conditions necessary for us to be successful:
•Increasingly distributed, flexible, and digital work forces need competitively-priced, well-designed, professional-grade communications equipment. Poly has expanded our product offering to address the hybrid worker outfitting a remote workplace, to offer a complete set of solutions – headsets, voice, and video – as evidenced by our recent launch of the all-new “Studio P Series” line of personal video conferencing gear.
•Our products directly address “hardware-for-anywhere” demand, offering equipment that can be set up and used easily by anyone, in home offices or remote workplaces, without consuming time from IT departments. And our tools are platform agnostic. Our customers don’t “fear the link” in their calendar, because our equipment works seamlessly across multiple platforms, and delivers professional results every time.
•The breadth and width of our product portfolio makes us a one-stop outfitter for our customers and our products are sophisticated, with innovative technologies to improve all aspects of collaborative communications: our webcams include finely-tuned optics for brilliant colors and incredible clarity regardless of environment, our audio products feature technologies that including noise-canceling microphones, DSP, HD Voice, acoustic fencing and more, and we offer a line of fully integrated devices (such as our Studio P21 monitor that connects to any device with a single USB cable to provide professional-grade audio, video, and lighting).
•Our products are supported. Poly is one of the few vendors with a complete portfolio of products and usage scenarios that are themselves supported by a comprehensive service organization to meet the needs of the most demanding and largest governments and enterprise customers. Dependable and reliable communications equipment is critical to any and every enterprise, and we provide enterprise-grade support.
Product Segment
Our audio and video solutions are designed to meet the needs of individuals in home offices (from front-line staff to executives), open offices workspaces (such as cubicles for knowledge workers and contact centers), meeting rooms (from huddle rooms to boardrooms), mobile workers (using laptops, mobile phones, and tablets in or out of the office), back-offices (for management, monitoring and analytics of our systems), and other specialty applications, such as tele-medicine, tele-education and remote management.

We serve these markets through our product categories listed below:
•Headsets - Within our Headsets category, we offer a broad range of solutions, including corded and wireless versions, stereo and mono, with or without active noise cancellation, and connection options such as USB, Bluetooth, and DECT. Our headsets are ergonomically designed to allow users to wear them for many hours without fatigue or discomfort. Certain models have incorporated advanced artificial intelligence and machine learning software to provide features such as acoustic fencing and noise blocking capabilities.
•Voice - Our Voice portfolio include open SIP desktop phones, conference phones, and personal speakerphones. Our certified Microsoft Teams, Zoom, and Google desktop phones deliver a native Microsoft Teams, Zoom, or Google experience fully-integrated with each platform’s collaboration features. Our desktop phones provide high fidelity and crystal-clear voice quality to users regardless of location. The Trio line of conference phones is a collaboration hub that has a modular approach to high quality audio, video and content sharing solution for rooms of all sizes. Audio-only versions of the Trio are available in multiple sizes and price points. Trio supports native Zoom, Microsoft Teams and Skype for Business interfaces, as well as connectivity to multiple popular voice and video platforms.
•Video - Our Video portfolio consists of our new Studio P Series, a family of professional-grade personal video tools for remote work, the Studio USB video bar for small room deployments, the Studio X video bars and G7500, which share a common Poly platform and can run native applications, like Zoom, Microsoft Teams, and Google, without the need for an external PC. These video solutions represent a completely refreshed portfolio designed to meet the needs of workers and IT administrators configuring solutions for a variety of applications from the home office to the boardroom. In addition, we continue to sell our RealPresence Group Series solutions, a portfolio of high-performance, integrator-ready video conferencing systems that also power our immersive telepresence video conferencing systems.
For customers that prefer an on-premises video infrastructure solution, our RealPresence Clariti solution offers a powerful collaboration software platform through which customers can create audio, video, and content collaboration sessions that can connect with any device from anywhere. The platform also provides best-in-class interoperability that allows any standards-based endpoint to connect into Microsoft Teams without having to replace customer endpoints.
Services Segment
Poly offers a complete suite of services that enables our customers and partners to make modern communications work seamlessly. Our full range of service solutions include professional, managed, and cloud services. Our customers can mix and match to choose the right level of assistance and expertise where and when needed. We provide these services directly, as well as through our channel partners globally. Poly’s services solutions are in the critical path of a customer’s business process and success and help us to create a platform for stronger customer relationships. Our services solutions help our customers achieve their business goals, maximize their use of communications and collaboration solutions to enable employee productivity, and deliver a differentiated customer experience.
•Support Services - In order to keep UC&C solutions operating continuously, Poly provides maintenance services that include technical assistance center support, software upgrades and updates, parts exchange, on-site assistance, and direct access to engineers for real-time resolution. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.
•Professional Services - Poly’s full suite of professional services enables customers to effectively plan, deploy, and optimize their communications solutions in a UC&C environment. With Poly’s offerings, we and our channel partners help customers each step of the way to accelerate deployments and adoption of UC&C to transform their businesses.
•Managed Services - Our managed services help customers maximize their collaboration investments. Working directly with customers or with our partners to jointly deliver services, our offerings allow customers to outsource day-to-day technology management responsibilities to our team of experts who can provide outsourced turn-key solutions as a strategic method to improve operations and accelerate a return on technology investments.
•Cloud Services - Our cloud services enable IT administrators to configure devices in advance, monitor during usage, troubleshoot, and perform quick updates. Poly Lens is our next generation cloud-based service that combines seamless management and updating tools with powerful insight into how Poly devices are being used to offer greater control and simplicity to IT departments. Poly Lens supports the Poly G7500 and Studio X family of video bars, Studio P Series of personal video devices, Sync family of personal speakerphones, VVX and CCX families of desktop phones, Trio C60 conference phone, as well as a variety of popular headsets.
•Training Services - On-going training services for those customers and partners who prefer to self-manage their deployments.

FOREIGN OPERATIONS

In Fiscal Years 2021, 2020, and 2019, Total Net Revenues outside the United States of America (U.S.) accounted for approximately 57%, 52%, and 53%, respectively, of our Total Net Revenues.  Total Net Revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, adverse global economic conditions, and potential currency restrictions.  In Fiscal Year 2021, consolidated Total Net Revenues were favorably impacted by fluctuations in exchange rates resulting in an increase of approximately $16.9 million (net of the effects of hedging).

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro ("EUR") and British Pound Sterling ("GBP") denominated sales and our Mexican Peso ("MXN") denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR and GBP denominated Cash, Accounts Receivable, and Accounts Payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars ("USD"). While our existing hedges cover a certain amount of exposure for Fiscal Year 2022, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts, which are generally secured 12 months prior. See further discussion on our business risks associated with foreign operations under the risk titled, "We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability" within "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 20, Segment Reporting and Geographic Information, of the accompanying Notes to the Consolidated Financial Statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

COMPETITION

We compete broadly in the UC&C market, where we have multiple competitors (depending on the product line) on a global basis. These competitors include Avaya Inc., Aver Information, Inc., Cisco Systems, Inc., ClearOne Communications, Inc., GN Netcom, Grandstream Networks, Inc., Huawei Technologies Co. Ltd., LifeSize Inc., Logitech International S.A., Neatframe, Inc., Sennheiser Electric Corp., Snom Technology GmbH, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink Network Technology Co. Ltd., ZTE Corporation, and others. In some cases, we also cooperate and partner with these companies in programs and various industry initiatives. The market for our products is competitive and some of our competitors have greater financial resources than we do, as well as more substantial production, marketing, engineering, and other capabilities to develop, manufacture, market, and sell their products.
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

We believe the principal factors to be successful and competitive in each of the markets we serve are as follows:

•Understanding emerging trends and new communication technologies, such as UC&C and VaaS, and our ability to react quickly to the opportunities they provide
•Reliable supply chain to meet peak demands
•Alliances and integration/compatibility with major UC&C vendors
•Ability to design, manufacture, and sell products that deliver on performance, style, ease-of-use, comfort, features, sound quality, interoperability, simplicity, price, and reliability
•Ability to create and monetize software solutions that provide management and analytics and allow business to improve IT and employee performance through insights derived from our analytics
•Brand name recognition and reputation
•Superior global customer service, support, and warranty terms
•Global reach, including effective and efficient distribution channels

We believe our products and strategy enable us to compete effectively based on these factors.

RESEARCH AND DEVELOPMENT

The success of our new products is dependent on several factors, including identifying and designing products that meet anticipated market demand before it has developed and as it matures, timely development, and introduction of these products, cost-effective manufacturing, quality and durability, acceptance of new technologies, and general market acceptance of the products we develop.  See further discussion regarding our business risks associated with our research and development under the risk titled, "We face risks associated with developing and marketing our products, including new product development and new product lines" within "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

We conduct most of our research, development, and engineering with an in-house staff and a limited use of contractors.

During Fiscal Year 2021, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to customers at the right time, utilizing best-in-class development processes.

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

Our distributors, direct and indirect resellers, system integrators, managed service providers, e-commerce partners, telephony and computer equipment providers resell our commercial headsets, voice, and video endpoint products and related solutions and services. As we evolve into new markets and product categories, we expect to build relationships in new distribution and marketing models.

In addition, we have built a strong foundation of alliance partners, which allow existing and future distribution and reseller partners to sell into Microsoft, Zoom, Google, and other service provider environments. Our commercial distribution channel maintains an inventory of our products.  Our distribution of specialty products includes retail, government programs, customer service, hospitality and healthcare professionals. Poly branded headsets are sold through retailers to corporate customers, small businesses, and individuals who use them for a variety of personal and professional purposes.

Our commercial distributors and retailers represent our first and second largest sales channels in terms of Total Net Revenues, respectively. Two customers, Ingram Micro Group and ScanSource, accounted for 19.3% and 19.0%, respectively, of Total Net Revenues in Fiscal Year 2021. Two customers, ScanSource and Ingram Micro Group, accounted for 19.8% and 17.3%, respectively, of Total Net Revenues in Fiscal Year 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of Total Net Revenues in Fiscal Year 2019.

Some of our products may also be purchased directly from our website at www.poly.com.

We continue to evaluate our logistics processes and implement new strategies to further reduce our transportation costs and improve lead-times to customers. Currently, we have distribution centers in the following locations:

•Tijuana, Mexico, which provides logistics services for products shipped to customers in the U.S., Canada, and Latin America regions

•Laem Chabang, Thailand, which provides logistics services for products shipped to customers in the Asia Pacific region, excluding Mainland China

•Prague, Czech Republic, which provides logistics services for products shipped to customers in the Europe, Africa and Middle East regions

•Suzhou, China, which provides logistics services for products shipped to customers in Mainland China

•San Diego, United States, which provides logistics services for products shipped to customers in the Americas region

With respect to the above locations, Thailand and the Czech Republic are third-party distribution centers. We operate the distribution centers in Mexico, China and the U.S.

BACKLOG

We believe that backlog information is not material to understanding our overall business or estimating future performance and results due to the fact that sales of our products typically have relatively short lead-times. As a result of the COVID-19 pandemic and global shelter-in-place orders creating a surge in the number of individuals working from home or from remote locations, we experienced an increase in demand and backlog. However, the backlog of unfulfilled orders is subject to rescheduling and may be subject to cancellation, especially as we manage through supply-chain constraints, including shortages in key components, such as semiconductor chips, and COVID-19.

MANUFACTURING AND SOURCES OF MATERIALS

Poly relies on our facility in Tijuana, Mexico and various original design and contract manufacturers in Asia to meet our manufacturing needs.

We source components for our products primarily from suppliers in Asia, Mexico, and the U.S., including semiconductor chips, electrical and mechanical components, and sub-assemblies. For most of our hardware products, we have existing alternate or dual sources of supply or such sources are readily available. However, we do depend on sole sources for certain of our hardware products.

The combination of our manufacturing and distribution capabilities enables Poly to optimize labor and material costs, adapt to changing trade and tax considerations, strengthen the resilience of our supply chain, and enhance our ability to respond to customer needs.

For a further discussion of the business risks associated with our manufacturing and sources of materials see the risk titled, “Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation and financial condition” within "Item 1A. Risk Factors" and "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

We obtain patent protection for our technologies when we believe it is commercially appropriate.  As of April 3, 2021, we had over 1,900 worldwide utility and design patents in force, expiring between calendar years 2021 and 2046.

We intend to continue seeking patents on our inventions when commercially appropriate. Our success will depend in part on our ability to obtain patents and preserve other intellectual property rights covering the design and operation of our products.  We own trademark registrations in the U.S. and in a number of other countries, as well as the names of many of our products and product features.  We currently have pending U.S. and foreign trademark applications in connection with our Poly brand name and certain new products and product features, and we may seek copyright protection when and where we believe appropriate.  We also own a number of domain name registrations and intend to seek more, as appropriate.  We furthermore attempt to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with our employees, consultants, customers, and suppliers. See further discussion of our business risks associated with intellectual property under the risks titled "Our intellectual property rights could be infringed on by others" and "Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights" within "Item 1A. Risk Factors" in this Annual Report on Form 10-K.

GOVERNMENTAL REGULATIONS

As a public company with global operations, we are subject to various federal, state, local, and foreign laws and regulations that involve matters central to our business. These laws and regulations, which may differ among jurisdictions, include, among others, those related to financial and other disclosures, accounting standards, privacy and data protection, intellectual property, corporate governance, tax, government contracting, trade, antitrust, employment, immigration and travel, import/export, anti-corruption, consumer protection, national security, and environmental regulatory compliance. Many of these laws and regulations are still evolving and could be interpreted or applied in ways that could limit our business or require us to make certain fundamental and potentially detrimental changes to the products and services we offer. For example, the introduction of new products or services in our existing markets and the expansion of our business to other countries may subject us to additional laws and regulations, among others, resulting from the need to obtain additional licenses and approvals to conduct our businesses as envisioned. The processes by which regulatory approvals are obtained from the U.S. and foreign regulatory authorities to market and sell our products are complex, and may require a number of years, depending upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. Additionally, from time to time, we are also subject to a wide range of reporting requirements, certifications and compliance as prescribed by various federal and state governmental agencies. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws will require us to make material additional expenditures, however, there is no assurance that existing or future laws and regulations applicable to our operations, products, and services will not have a material adverse effect on our business.

We are subject to various domestic and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Violations of the Foreign Corrupt Practices Act or other anti-corruption laws or export control, customs, or economic sanctions laws may result in severe criminal or civil sanctions and penalties.

We also are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act intended to improve transparency and accountability concerning the supply of certain minerals originating from the conflict zones of the Democratic Republic of the Congo or adjoining countries. We incur costs to comply with the disclosure requirements of this law and other costs relating to the sourcing and availability of minerals used in our products.

We are also subject to laws and regulations governing data privacy in the U.S. and other jurisdictions, such as the General Data Protection Regulation (“GDPR”) in the European Union. Our customers can use certain of our product offerings that provide product management and analytics, such as Poly Lens, that collect, use, and store certain personally identifiable information (“PII”) regarding a variety of individuals in connection with their operations. National, state, and local governments and agencies in the countries in which we or our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of PII obtained from individuals. Privacy and data protection laws are particularly stringent, and the costs of compliance with and other burdens imposed by such laws, regulations, and standards, or any alleged or actual violation, may limit the use and adoption of our products and services. Further, complying with privacy laws, regulations, and other obligations relating to privacy, data protection, and information security have caused and will continue to cause us to incur substantial operational costs and may require us to periodically modify our data handling practices. Moreover, compliance may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise impact our business, financial condition, and operating results.

Our operations also are subject to numerous stringent and complex laws and regulations governing health and safety aspects of our operations, or otherwise relating to human health and environmental protection. In addition to environmental and worker safety regulations, we are subject to regulation by numerous other governmental regulatory agencies, including the U.S. Department of Labor and other state, local, and international bodies regulating worker rights and labor conditions. In addition, we are subject to certain requirements to contribute to retirement funds or other benefit plans and laws in some jurisdictions in which we operate restrict our ability to dismiss employees. Failure to comply with these laws or regulations or to obtain or comply with permits may result in the assessment of administrative, civil and criminal penalties, imposition of remedial or corrective action requirements, and the imposition of injunctions to prohibit certain activities or force future compliance.

Also, we are subject to a variety of laws and regulations relating to import and export controls. Regulations limiting or banning sales from or into certain countries, including China, or to certain companies, have impacted our ability to transact business. These laws and regulations are complex and may change or develop over time, sometimes with limited notice. We may incur significant expenditures in future periods related to compliance, which could restrict our business operations. For example, we are subject to the regulations of the U.S. and certain other jurisdictions in selling or shipping our products and technology outside the U.S. and to foreign nationals, including tariffs, trade protection measures, import or export licensing requirements, sanctions, and other trade barriers, such as U.S. Export Administration regulations and “Entity List” restrictions imposed by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce. In this regard, the U.S. government recently imposed significant new tariffs on China related to the importation of certain product categories following the U.S. Trade Representative’s Section 301 investigation. In addition, effective June 29, 2020, BIS tightened export controls with respect to goods, software, and technology, including increasing the licensing requirements and due diligence expectations that apply to trade with, China, Russia, and Venezuela, when “military end users” or “military end uses” are involved. This rule expands the scope of the licensing requirement by redefining “military end use” more broadly and by increasing the number of products subject to the restriction. In addition, the White House, the Department of Commerce, and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. We cannot predict whether these rules and restrictions will be implemented and acted upon by the Biden administration, or modified, overturned, or vacated by legal action. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs.

The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. See "Environmental, Social and Governance (ESG) Matters" below for a description of the federal, state, local, and foreign environmental regulations to which we are subject.

For more information on risks related to the laws and regulations to which we are subject, see the relevant discussions throughout "Item 1A, Risk Factors" of this Annual Report on Form 10-K.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE MATTERS

We are committed to creating the right kind of long-term impact in the world, not just because it matters to our employees, our customers, and our investors, but because it is part of who we are as a company. We know we are part of a larger global community and make decisions as good stewards of the earth, its resources, and its people.

Fiscal Year 2020 was an important year for us as we developed our new Corporate and Social Responsibility ("CSR") strategy, which focuses on the Environmental, Social and Governance (“ESG”) issues that we believe will positively impact our stakeholders and wider society and drive value for our business. The strategy focuses on three key priorities: delivering low carbon solutions, keeping people safe and secure, and being a destination employer. These three pillars are underpinned by strong governance and supported by our deeply-ingrained culture, values, and behaviors.

Environmental and Climate Change

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those regulations that are administered by the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency, and other regulations governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing and other operations comply, in all material respects, with applicable environmental laws and regulations. We are required to comply, and we believe we are currently in compliance, with the European Union and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements. Additionally, we believe we are compliant with the RoHS initiatives in China and Korea; however, it is possible that future environmental legislation may be enacted, or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. Moreover, in the U.S., our products are regulated by California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals. See further discussion of our business risks associated with environmental legislation under the risk titled, "We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs" within "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

We also recognize that climate change is a global emergency that requires urgent action and we may be subject to new and future requirements relating to climate change laws and regulations. Our California corporate offices have historically experienced, and are projected to continue to experience, climate-related events including wildfires and air quality impacts, power shut-offs associated with wildfire prevention, drought and water scarcity, and warmer temperatures. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver products and services to our customers and cause us to incur substantial expense.

Our goal is to deliver absolute emissions reductions across Poly, our products, and for our customers. Our new Low Carbon strategy reflects our commitments to measuring, monitoring, and reducing emissions from both our direct (Scopes 1 and 2) and indirect (Scope 3) operations. In Fiscal Year 2020, we made notable progress in understanding our carbon footprint by implementing a new carbon management software system that enables us to collect, understand, and manage our energy use and operational emissions under our direct control. For the first time, we are reporting on our progress and performance in reducing energy use and operational carbon emissions, which has been third-party verified. We will set energy usage and direct operational emissions reduction targets this year, including a target date and plan for reaching net zero greenhouse gas emissions.

We also are committed to sustainable product design and in Fiscal Year 2020 began life-cycle assessments (LCA’s), which include detailed greenhouse gas ("GHG") emissions profiles for each key stage of development on three of our most popular products. We align these assessments to best practice guidelines and standards including PAS 2050:2011, a publicly available specification that provides a recognized method for assessing the life-cycle GHG emissions of products. We use the findings to identify emissions hotspots and improve design where possible.

COVID-19 has been a critical catalyst to changing working habits, and a massive accelerant to the digital transformation already reshaping the working world. It has transformed the way people communicate, dramatically reducing the need for travel in the process. Hundreds of thousands of customers, companies, and institutions around the world use Poly products to come together and collaborate as if they were in the same place. Not only does this save them time and money, but it drastically reduces their impacts on climate change from travel.

Human Capital Management

The future success of our company depends on our ability to attract, hire, motivate, retain, and further develop top talent, including highly-skilled technical, management, sales, and marketing personnel. Competition for such personnel is intense and the salary, benefits, and other costs to employ the right personnel may make it difficult to achieve our financial goals. Consequently, our management team, with the support of our Board of Directors ("Board"), have increased focus and efforts in this area, including efforts to raise our employees' ambitions and inspire them to do more and go further, striving to make Poly an inclusive, diverse, accessible, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs.

As of April 3, 2021, we employed approximately 8,200 people worldwide, including approximately 4,900 employees at our shared services and manufacturing facility in Tijuana, Mexico1. Our employees are based in 39 different countries around the world. Our global work forces consist of diverse, highly skilled talent at all levels. During Fiscal Year 2021, our turnover rate was approximately 21%2.

Inclusion, Diversity, Education and Awareness (IDEA) at Poly

We embrace different cultures and perspectives, believing in respect for all human beings. IDEA at Poly is at the very heart of who we are and what we do. We encourage everyone to speak up and constructively challenge and nurture a culture of sensitive curiosity where diverse perspectives are valued and encouraged.

We nurture a culture of allyship and growth mindset and are united by our collective purpose and common set of organizational values that are core to our mission and culture. To do that, our employees must feel empowered to bring their authentic selves to work. We lead with inclusion and empower everyone to do their best work as their best selves, regardless of their sex, gender identity or expression, race, age, religious creed, national origin, physical or mental disability, ancestry, color, marital status, sexual orientation, military or veteran status, status as a victim of domestic violence, sexual assault or stalking, medical condition, accessibility needs, genetic information, or any other protected class or category recognized by individual countries laws.

Our employee resource groups (PRIDE, Women’s Leadership Group, Accessibility and Inclusion, Veterans, and Parents & Caregivers) are a critical force within Poly. They tell our story through events and experiences, play a key role in our recruitment strategy, drive an inclusive culture, and ensure that diversity is front and center at Poly.

To help us drive change and make sure the initiatives we create resonate across the globe in every country in which we operate, we created our IDEA Council in Fiscal Year 2021. This global team collaborates to learn, create, strategize, and make sure our diversity and inclusion programs hit the mark with our employees around the world. They are our ambassadors for all things inclusion and diversity and are our agents of change.

We monitor our progress. We are setting aspirational goals for our executives and functions around changing their demographics using data to drive change. Poly has an organization-wide focus to improve recruitment and retention of women and ethnic minorities. As of April 3, 2021, Poly had the following attributes:

	Female %	Minority %
Employees	49%	33% of U.S. Employees
Executives[3]	36%	18%

We believe in a purposeful culture and encourage our employees to support their passions in the workplace, including their desire to create a healthier planet. Our CSR committee helps to ensure we are doing our part as a company, and we provide our employees with time off to volunteer for causes that are important to them. As a product company, we design our products with environmental benefits in mind.

Health, Safety, and Wellness

1 Includes all Tijuana, Mexico employees, approximately 4,400 of which are direct labor/manufacturing line workers.
2 Includes voluntary and involuntary terminations, but excludes Tijuana, Mexico direct labor/manufacturing line workers.
3 Executives are employees who report directly to the Chief Executive Officer.

The health, safety, and wellness of our employees is a priority in which we continue to invest. These investments and the prioritization of employee health, safety (both physical and psychological), and wellness took on particular significance in Fiscal Year 2021 in light of COVID-19. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we provide programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having the vast majority of our employees work from home whenever possible, while implementing additional safety measures for employees continuing critical on-site work. A number of employees critical to maintaining our essential engineering, manufacturing, repair, and logistics functions have continued to work from Poly locations globally. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and instituting mandatory screening before accessing buildings, including enhanced safety measures in our Tijuana manufacturing facility, which included those measures noted above, as well as on-premises medical staff, private bus transportation to and from the facility, routine temperature screenings, and increased sanitation measures.

Total Rewards

Our team is global, and we offer compelling global incentives to reinforce our performance-driven culture and attract and reward leading talent. We offer global competitive and meaningful total rewards programs that meet the diverse needs of our employees, while also reflecting local market practices.

Our total rewards approach is designed to deliver cash, equity, and benefit programs that are competitive with those offered by leading companies in the technology industry and reflect anticipated local market demands and evolving business needs. Other than the base salary program, all of our cash and equity programs are dependent upon the achievement of individual and company performance. In addition to competitive salaries and bonuses, we grant equity-based compensation to a significant portion of our employees. Equity serves as a key component in attracting, retaining, and motivating our employees. We also provide the opportunity for equity ownership through our employee stock purchase plan.

We provide competitive benefits that include retirement planning, health care, parental leave, flexible paid time off, and appreciation events for employees. In addition, we offer benefits to support our employees’ physical and mental health by providing tools and resources in areas such as digital training programs to help people improve mental wellbeing, flexible fitness platforms for physical activity, and telehealth services. We also offer a support platform for maternity and family benefits and a caregiver solution providing support for families of children with learning, social, or behavioral challenges.

We offer flexible work/life programs that embrace and engage our diverse population. We offer a unique peer to peer recognition program that reinforces our culture, values, and operating principles.

Talent Development

We offer learning and development opportunities that enable our workforce to acquire and expand skills and knowledge and have a meaningful and fulfilling career. To help employees succeed in their current roles, we provide formal training programs and curriculums in addition to on-the-job training. Our learning and development portal provides our employees with valuable resources such as a comprehensive online learning management program with training and development tools on a broad range of topics and skills.

Governance

We are committed to strong governance systems and policies that ensure fair, transparent and efficient business practices. Our Board has tasked its Nominating and Corporate Governance Committee (“NCG”), along with senior leadership, with oversight responsibility for our ESG strategy and related initiatives. The NCG periodically receives updates from management on, and reviews, significant ESG and other corporate social responsibility and sustainability initiatives, policies and practices, and makes recommendations to the Board as appropriate. We also review and seek input from our investment community on their views on sustainability and ESG. The NCG's oversight responsibility also includes reviewing shareholder proposals, if any, received on ESG matters, and providing recommendations to the Board on the Company’s response to such proposals, as well as recommendations for processes that would be helpful for the Board in overseeing how the Company manages material ESG issues.

We have adopted a Code of Conduct with annual trainings and provisions related to global ethical behavior and compliance with applicable laws, human rights, sustainability, diversity and inclusion, anti-corruption and anti-bribery regulations, along with enforcement and other dimensions of ethical conduct. We offer our employees and others the opportunity to report violations on an anonymous basis through a third-party hosted hotline, and our Code of Conduct expressly provides for non-retaliation for good faith reporting. We expect Poly employees, officers, directors, and contractors, as well as everyone working on our behalf worldwide, to adhere to these standards.

We also are committed to responsible manufacturing of our products and responsible sourcing of materials. We require our suppliers to share in this commitment and have established the Supplier Code of Conduct, which outlines our expectations of Poly suppliers in conducting business in a legal, ethical, and responsible manner.

Information About Our Executive Officers

Set forth in the table below is certain information regarding the executive officers of the Company as of April 3, 2021:

NAME	AGE	POSITION
David M. Shull	48	President, Chief Executive Officer and member of the Board of Directors
Charles D. Boynton	53	Executive Vice President, Chief Financial Officer
Lisa Bodensteiner	59	Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary
Carl J. Wiese	60	Executive Vice President, Chief Revenue Officer
Tom Puorro	47	Executive Vice President, General Manager, Products
Kristine B. Diamond	53	Senior Vice President, Chief Accounting Officer

Mr. Shull joined the Company in September 2020 as President, Chief Executive Officer and a member of the Board of Directors. Prior to joining the Company, Mr. Shull served as President and Chief Executive Officer of TiVo Corporation, where he gained significant consumer hardware experience and reinvigorated the image of the TiVo brand through a new corporate narrative and a cutting-edge streaming product. Prior to leading TiVo, he served as Chief Executive Officer of The Weather Channel. Mr. Shull brings over 15 years of senior leadership experience in digital media, commercial marketing, operations, and telecommunications. He also brings extensive global experience in operational transformation, complex business partnerships, corporate development and capital markets. Prior to serving as Chief Executive Officer of The Weather Channel, he held various executive roles at DISH Network/EchoStar for 10 years, including Executive Vice President and Chief Commercial Officer, Senior Vice President, Programming/Content Acquisition, Senior Vice President and Managing Director, Asia Operations, and Vice President, International. Mr. Shull holds an A.B. from Harvard University and an M.B.A. from Oxford University.

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
Ms. Bodensteiner joined the Company in October 2020 as Executive Vice President, Chief Legal Officer, Compliance Officer and Corporate Secretary. Prior to joining the Company, Ms. Bodensteiner was a Principal with MDAC, LLC, a family-owned real estate management and development firm, from June 2016 to October 2020. Ms. Bodensteiner also served as Executive Vice President, General Counsel and Chief Compliance Officer at SunPower Corporation, a global energy company and provider of solar power solutions, from June 2012 to May 2016. Before joining SunPower, Ms. Bodensteiner joined First Solar after its purchase of project development assets from OptiSolar Inc. where she was also on the leadership team, from October 2007 to April 2009. At First Solar, she was Vice President, Business Development and General Counsel, Project Development from October 2009 to June 2012. She also served as Executive Vice President, General Counsel, Secretary and Chief Compliance Officer at Calpine Corporation from February 1996 to April 2006. Ms. Bodensteiner holds a Juris Doctor degree from Santa Clara University School of Law and a Bachelor of Science in Business Administration in Accounting from the University of Nevada.

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

Ms. Diamond joined the Company in November 2012 as Vice President, Corporate Controller and was promoted to Senior Vice President and Chief Accounting Officer in February 2020. Prior to joining the Company, Ms. Diamond spent over 15 years at Autodesk from 1997 to 2012 in several roles, including Director of Finance Transformation and Assistant Controller. She was also the Manager of Internal Audit at Informix from 1996 to 1997. Prior to that, Ms. Diamond was at the public accounting firm of PricewaterhouseCoopers from 1989 to 1996 and last served in the position of Assurance Manager. Ms. Diamond earned her Bachelor’s Degree in Accounting from Western Michigan University in 1989 and a Masters of Business Administration from the University of California, Berkeley in 2000. She is a Certified Public Accountant registered in Michigan.

Executive officers serve at the discretion of the Board.  There are no family relationships between any of the directors and executive officers of the Company.

ITEM 1A.  RISK FACTORS
Risk Factors Summary

The following is a summary of the material risks and uncertainties we have identified, which should be read in conjunction with the more detailed description of each risk factor contained below.

1. Risks Related to Operations
• Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation and financial condition.
•COVID-19 has had, and may continue to have, a significant impact on our business and results of operations.
• We face risks related to our dependence on channel partners and strategic partners to sell our products.
• Failure to adequately service and support our product offerings, or a decline in demand for our service offerings, could harm our results of operations.
•Changes in our management may cause uncertainty in, or be disruptive to, our business. certain of our directors and management team members have been with us in those capacities for only a short time.
•Business interruptions due to manmade or natural disasters, or other significant disruptions in, or breaches in security of, our products, our website or information technology systems, including breaches of technology systems of our third-party suppliers, could adversely affect our business operations.
• Our ability to process purchase orders and ship products in a timely manner depends on our information technology (IT) systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

2. Risks Related to Strategic Initiatives
• Our failure to properly develop and manage strategic initiatives may adversely affect our financial position and results of operations.
•Competition in each of our markets is strong, and our inability to compete effectively could significantly harm our business and results of operations.
•We face risks associated with developing and marketing our products, including new product development and new product lines.
• Our failure to effectively enhance and develop our sales strategy and sales force, may harm our revenues and financial outcomes as a result.

3. Risks Related to Our Regulatory and Litigation Environment
•Delays or loss of government contracts or failure to obtain or maintain required government certifications could have a material adverse effect on our business.
•We are subject to a variety of laws and regulations relating to the import and export of our product and service offerings. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.
•Critical accounting estimates involve the use of judgements and if actual results vary from our estimates or assumptions underlying such estimates, our financial results could be negatively affected.
•We are regularly subject to a wide variety of litigation, including commercial and employment litigation, patent infringement claims, as well as claims related to alleged defects in the design and use of our products.
• We are subject to other legal and compliance risks that could have a material impact on our business.

4. Risks Related to Our Global Presence
•We operate in multiple tax jurisdictions globally. Our corporate tax rate may increase or we may incur additional tax liabilities, and/or changes in applicable tax regulations and resolutions of tax disputes could negatively impact our cash flow, financial condition, and results of operations.
•We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

5. Risks Related to Our Capital Structure
•Our operating results are difficult to predict, they could fluctuate, and our stock price could become more volatile and your investment could lose value.

•Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt instruments.

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
1.Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation, and financial condition.

We depend on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufactures, and suppliers to provide key component parts and/or manufacture and deliver finished products. Although we have contracts with certain contract manufacturers, original design manufactures, and suppliers, we primarily source key components from third-party distributors. We depend on these relationships and parties to timely obtain sufficient quantities of component materials as well as finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and to fulfill our anticipated customer demand. The Company and our contract manufacturers and original design manufacturers procure materials, components and sub-components from a long and often complex chains of sub-suppliers to assemble them into finished products. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufacturers and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, recent news reports have noted that currently there is a worldwide shortage of semiconductor, memory and other electronic components affecting many industries, from automotive to technology providers. This shortage has impacted us significantly and has caused us to experience extended lead times (in some cases over 52 weeks) which is anticipated to continue. Extended lead times and decreased availability of key components has caused a significant disruption to our production schedule and has had, and we expect to continue to have, an adverse effect on our financial condition or results of operations. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which has resulted in increased costs combined with reduced availability. Continued delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or increase the cost of carrying inventory. If component shortages continue, we will continue to experience supply interruption and/or may incur significant price increases from these suppliers.

Additionally, rapid increases in production levels to meet product demand, whether or not forecasted, has resulted and could continue to result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, which have negatively impacted our revenues, reduced our profit margins, and potentially harmed relationships with affected customers. Although historically, we have generally been able to secure additional supply or take other actions to mitigate supply disruptions, as the impact of the global shortages in key components, including semiconductors, impacts many industries worldwide, and particularly our supply chain, we could experience a material adverse effect on our business, results of operations, and financial condition for an extended period of time. In addition, in order to secure such necessary components, we may be obligated to purchase them at prices that are higher than those available in the current market. If constraints were to occur in existing or future product lines, our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. Moreover, our failure to timely deliver desirable products to meet demand may harm relationships with our customers. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Additionally, although we use standard parts in many of our products, we are dependent on certain sole source and limited source suppliers. We currently purchase certain integrated circuits from single or limited sources which, combined with extended lead times, makes us further susceptible to shortages, quality issues or price fluctuations in our supply chain. Suppliers may choose not to renew their contracts with the Company or to discontinue supplying materials and components or finished products to us for a variety of reasons, including conflicting demands from their other customers, availability, price, and discontinuing production of such product. As our contract manufacturers acquire components on our behalf our direct purchases from original design manufacturers is reduced, in turn, reducing our influence in securing necessary quantities of supply. A lack of viable alternative sources of materials and components or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of supply for certain components. Additionally, with consolidation occurring with certain suppliers, there are also fewer sources for components available to us. This consolidation can negatively impact our ability to access certain parts and at reasonable prices, which impact our gross margin. Companies may elect not to continue their business relationship with us for reasons beyond our control, or may experience disruptions, impose price increases, or go out of business, any of which could negatively impact our ability to sell our products.

Additionally, in order to secure the quantities of supplies needed to meet customer demand, in some instances we have been required to increase purchase commitments and/or enter into longer-term contractual commitments. Increases in our purchase commitments and/or multi-year contractual arrangements to shorten lead times and or increase component or finished goods supply could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts and finished goods could result in excess or obsolete inventory that could also adversely affect our gross margins.

Moreover, our ongoing efforts to optimize the efficiency of our supply chain could cause supply disruptions and be more expensive, time-consuming and resource-intensive than expected. Given these component shortages, supply interruption and/or significant price increase from these suppliers may occur. In addition, we may not be able to develop alternate or second sources in a timely manner. It is time consuming and costly to qualify parties into our supply chain, which if we fail to manage could cause delays, quality control issues, and disruption in our manufacturing. With more suppliers and locations to manage in our supply chain the complexity increases. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver products and services to our customers, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operations. Moreover, the loss of a source of supply, or lack of sufficient availability of key components, could require that we locate an alternate source or redesign our products, either of which could result in business interruption and increased costs and could negatively affect our product gross margin and results of operations.

We have significant reliance upon our manufacturing facility in Tijuana, Mexico which may cause disruption to the supply chain and change established supply chain relationships. We believe that a flexible supply chain allows us to effectively respond to customer demands, but it also requires continuous improvement efforts involving management, production employees, and suppliers. In addition, we have identified opportunities to migrate to less manual, more sophisticated assembly techniques, which may require a significant amount of capital investment and take time to implement. If we are unable to consistently and timely execute on our supply chain strategies, our ability to respond to customer demand timely may be harmed which, in turn, would have a negative impact on our financial results.

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

We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of price fluctuations for integrated circuits, plastics, oil, gold, copper, and other materials and components in the U.S. and around the world, which could negatively affect our profitability or market share. To date, we have not passed cost increases on to our customers. If we are unable to do so in the future, or if we cannot achieve operating efficiencies that offset any increases, our business, financial condition, and results of operations may be materially negatively affected.
2.COVID-19 has had, and may continue to have, a significant impact on our business and results of operations.

a.The full and long-term effects of the global COVID-19 pandemic on our business depend on future events that continue to be highly uncertain and cannot be predicted.

The novel strain of COVID-19 identified in late 2019 has spread globally and had a mixed effect and could in the future continue to have a mixed or adverse effect on our business, operations and financial condition.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, on-site work restrictions, and shutdowns. These restrictions have led to a massive increase in remote work.

As companies continued to shift from in-office to work-from-home arrangements, we experienced elevated demand for certain Enterprise Headsets and Video devices, which support these arrangements, and a decline in demand for our Voice products and associated services, which support enterprise in-office work. The acceleration in customer and partner demand for our products that support remote work, remote learning, and telemedicine opportunities have led to increased sales and operating income. We expect the trend in these areas to continue. Such increased demand also has led, and may continue to lead, to increased competition, particularly in our headset and video categories. The full extent of the impact of the pandemic on our business and on our operational and financial performance and condition remains uncertain and will depend on many factors over which we have no control, including the length of the pandemic, government, business and individuals actions, the impact on global economic activity, variant strains, the availability of vaccines, and whether a hybrid work model will be adopted and maintained by businesses and customers over the long-term.

b. COVID-19 has caused supply chain issues, including a shortage of adequate component supply and manufacturing capacity and long lead times for raw materials and components. This has caused, and may continue to cause, a disruption in our supply chain, increased costs, increased purchase commitments and a delay in our ability to fulfill orders, which has had, and may continue to have, an adverse impact on our business and operating results.

From the initial outbreak of the virus in Wuhan, China and its spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations, and in some cases, increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities.

Manufacturing capacity, including much longer than usual lead times, and component supply constraints have caused, and could continue to cause, significant issues for us. As a result of COVID-19, our component suppliers are at capacity and are under pressure to allocate components and production to certain customers for business, regulatory or political reasons, including customers who are outside of our industry, such as the automotive industry, and/or customers within the telecommunications industry who are much larger than us. In addition, based on this extraordinary demand for the same components, we have experienced and may continue to experience, increases in pricing as a condition of supply or worse, de-commits of supply.

Although we continue to work with our supply chain and dual source partners to take the necessary steps to mitigate disruption of supply, there can be no assurance that the ongoing disruptions due to COVID-19 will be resolved in the near term, which would seriously affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operation. See Risk Factor 1 above entitled "Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation and financial condition" for more information.

c. Our future growth will depend on our diversified product and services offerings, and if we do not successfully execute on our growth opportunities, our operating results could be adversely affected.

COVID-19 has forced businesses around the world to shift their employees to remote work. As a result, we believe that businesses are moving to permanent remote work for some or all of their workforce. Due to this changing work environment, we are attempting to diversify our product category portfolio and focus more of our attention on hybrid work-related products, including new products in our headsets category which continue to include our noise cancellation in addition to other advanced artificial intelligence and machine learning features, and our new professional-grade personal video tools to meet the needs of remote workers and IT administrators configuring solutions for a variety of applications. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets, including telehealth and tele-education verticals. While we are taking actions to develop new and/or increase the manufacturing of our existing collaboration tools that enable both in office and remote work, our failure to timely accommodate this rapidly shifting market demand, and/or failure of customers to purchase and/or renew our offerings, could negatively impact our financial results.

The COVID-19 pandemic may also result in both unpredictable short-term and long-term changes in customer needs for our products and services in various sectors, along with IT-related capital spending reductions, or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, then our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services, before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of hybrid working and focus on the professional customer does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may not meet our expectations. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

As we expand into new product and service categories and/or go-to- market strategies in pursuit of growth, we will have to continue to build relationships with our existing channel partners, or may have to build relationships with new channel partners and/or directly with suppliers and manufacturers and adapt to evolving or new distribution and marketing models. These partners, suppliers, practices and models may require significant management attention and operational resources and may affect our accounting, including revenue recognition, gross margins, and the ability to make comparisons from period to period. If we are unable to maintain and/or build successful distribution channels or successfully market our products and services in these new categories, we may not be able to take advantage of the growth opportunities, and our business and our ability to grow our business could be adversely affected.

Additionally, customer demand for our product categories tends to be less predictable and tends to vary more across geographic markets. As a result, we may face higher up-front investments, inventory costs associated with attempting to anticipate customer preferences, and increased inventory write-offs.

d. COVID-19 has caused and may continue to cause unanticipated fluctuations in our gross margins, which can result in unanticipated fluctuations in our operating results.

Our gross margins can vary due to customer demand, competition, product pricing, product lifecycle, product mix, new product introductions, unit volumes, acquisitions and divestitures, commodity, supply chain and logistics costs, capacity utilization, geographic sales mix, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. If we are not able to introduce new products in a timely manner at the product cost we expect, or if customer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

Moreover, growth in the hybrid work environment is likely to create greater pressures on us and our suppliers to accurately project overall and specific product categories of component and product demand and to establish optimal levels and manufacturing capacity. If we are unable to secure enough components and/or finished products at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed, our revenue and gross margins could suffer until other sources can be developed.

In addition, our gross margins vary significantly by product line, sales geography and customer type, as well as within product lines. When the mix of products sold shifts from higher margin product lines to lower margin product lines, to lower margin sales geographies, or to lower margin products within product lines, our overall gross margins and our profitability may be adversely affected. In particular, early in this fiscal year we experienced increased demand for our headset products, which typically carry lower gross margins, and downward pressure on the sales of our audio and video solutions, which typically are used in office environments and carry higher gross margins. A continuation of the movement towards remote and/or flexible work practices could, over time, further erode the overall demand for office equipment and further erode sales of our Enterprise voice and video product lines, continuing downward margin pressure.

Moreover, as we expand within and into new product categories, our products in those categories may have lower gross margins than in our traditional product categories. If we are unable to offset these potentially lower margins by enhancing the margins in our more traditional product categories, our profitability may be adversely affected.

As our manufacturing is in Asia and Mexico and distributors located globally, we rely upon logistics providers to transport goods around the world. As supply chains have become more constrained, the need to expedite shipments to manufacturing facilities and customers has increased. Further, we continue to experience higher transportation and fuel costs which has resulted in decreased margins and may result in the future in increased inventory and further margin decline, which would adversely affect our results of operations and financial condition.

Changes in trade policy, including tariffs and the tariffs focused on China in particular, and currency exchange rates also have adverse impacts on our gross margins. The COVID-19 pandemic is putting pressure on our gross margins as well as causing us to face uncertain product demand and incur increased air freight and other costs to fulfill sell through demand, replenish channel inventory, and maintain market share.

The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our stock.

e. We face risks related to COVID-19 related to our offices worldwide and our manufacturing facility in Mexico, which could significantly disrupt our operations.

In light of the uncertain and rapidly evolving situation relating to the spread of this virus and various government restrictions and guidelines, we have taken measures intended to mitigate the spread of the virus and minimize the risk to our employees and their families, channel partners, end-customers, and the communities in which we operate. Such measures included transitioning our in-office employee population to work remotely from home, adhering to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities for our essential workers, providing personal protective equipment, including face masks and hand sanitizers, conducting routine sanitation of facilities, requiring health monitoring before entry into Poly facilities and restricting the number of visitors to our sites. This has led to some operational, cybersecurity and other risks and cost that could have an adverse impact on the company’s results from operations. Our management team and employees have and continue to plan for and mitigate operational challenges and risks associated with COVID-19, shifting some of our focus from normal business, strategic planning, and other initiatives.

Although we continue to monitor the situation, precautionary measures that we have adopted could negatively affect our customer success efforts, sales and marketing efforts, delay and lengthen our sales cycles, and create operational or other challenges, any of which could harm our business and results of operations. In addition, COVID-19 may disrupt the operations of our end-customers and channel partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and results of operations, including cash flows.

Further, disruptive activities from COVID-19 have caused (in April 2020), and may in the future cause, temporary closure of our manufacturing facility in Tijuana, Mexico. The extent to which COVID-19 may impact our operations at this facility in the future remains highly uncertain and cannot be predicted. As the COVID-19 vaccine is not readily available in Mexico, our production personnel are at heightened risk and if an outbreak of the virus occurs at this facility, we may be forced to shut down our operations, which would result in significant disruption in our supply chain and results of operations.

3. Our failure to properly develop and manage strategic initiatives may adversely affect our financial position and results of operations.

We operate in a rapidly evolving market. To continue focus on growing our business, we have identified strategic initiatives designed to expand our product and service offerings and target growth opportunities in various horizontal and vertical markets. Our success in managing these growth objectives will depend to a significant degree on our ability to: implement our business model and strategy and adapt and modify them as needed; increase awareness of our brand name, protect our reputation and develop customer loyalty; anticipate with any degree of certainty the behavioral and operational changes of our customers that have a significant impact on our business from time to time as they respond to evolving social, economic, regulatory and political changes; effectively manage our expanding operations and service offerings, including the integration of any acquisitions; maintain adequate control of our expenses; rely on our channel partners to align with our strategic objectives; adequately and efficiently operate, maintain, upgrade and develop our website and the other platforms and equipment we utilize in providing our services; improve and develop financial and management information systems, controls and procedures; attract, retain and motivate qualified personnel; and anticipate and adapt to changing conditions in the human resource, online and other markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

Additionally, as part of our business strategy, if we are presented with appropriate opportunities, we may acquire or invest in businesses or assets to add complementary companies, products, and technologies, and specialized employees, as well as make investments in, and/or form strategic partnership alliances with, other companies in furtherance of our strategic objectives. Our ability to acquire and successfully integrate companies, products, and technologies in the past has been challenging, particularly our Acquisition of Polycom in 2018. Although the acquisition resulted in the achievement of certain benefits, including acceleration and expansion of our market opportunities, creation of a broader portfolio of communications and collaboration endpoints, and significant expansion of services offerings, the Acquisition also has presented certain challenges, including our inability to timely and efficiently integrate network infrastructures including pricing and ordering systems, which impacted the timing and processing of orders with suppliers, vendors, customers and end users. In addition, the Acquisition has had, and may continue to have, negative effects on the price of our common stock, particularly in light of the amount of debt incurred and the significant number of shares of our stock issued in the transaction. Moreover, we have experienced system implementations challenges and redundant operations in various countries, increasing our compliance costs, and may continue to experience additional and unforeseen expenses and working capital requirements as a result of the Acquisition.

Future acquisitions and investments may not achieve our goals, and could be viewed negatively by our customers, partners, or investors. In addition, such acquisitions, investments and/or partnerships may expose us to risks associated with unforeseen or hidden liabilities, risks that acquired or invested companies will not achieve anticipated performance levels, diversion of management attention and resources from our existing business or other priorities and budget limitations, difficulty in integrating the acquired businesses with our existing operational infrastructure, inability to generate sufficient revenues to offset the costs and expenses of acquisitions or investments, the length of development, and increased competition, all of which could adversely affect our financial condition and results of operations.

In addition, following completion of an acquisition or investment, our management and resources may be diverted from their core business activities due to the integration process, which diversion may harm the effective management of our business. Any difficulties encountered in the acquisition or investment and integration process may have an adverse effect on our ability to manage our business and harm our results of operations and financial condition. If a financial or strategic investment is unsuccessful, we may lose the value of our investment, which could have a material adverse effect on our financial condition and results of operations. Moreover, if we fail to successfully close transactions, integrate new teams, or integrate the products, technologies or other solutions associated with these transactions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition, investment and/or partnership transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition or investment, any of which could seriously harm our business. Selling or issuing equity to finance or carry out any such acquisition or investment would also dilute our existing stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

In addition, members of the new U.S. administration and Congress have proposed new legislation that could limit, hinder, or delay the acquisition process and target opportunities. If we are unable to consummate key acquisition transactions essential to our corporate strategy, it may limit our ability to grow or compete effectively and our business may be seriously harmed.

Additionally, as we focus on growth opportunities, we continue to review our product portfolio and address our non-strategic product categories and products through various options including divestiture and cessation of operations like the sale of our consumer gaming assets. If we are unable to execute divestitures on favorable terms or if realignment is costlier or more distracting than we expect or has a negative effect on our organization, employees and retention, then our business and operating results may be adversely affected. Discontinuing products with service components may also cause us to continue to incur expenses to maintain services within the product life cycle or to adversely affect our customer and consumer relationships and brand. Divestitures may also involve warranties, indemnification or covenants that could restrict our business or result in litigation, additional expenses or liabilities. In addition, discontinuing product categories, even categories that we consider non-strategic, reduces the size and diversification of our business and causes us to be more dependent on a smaller number of product categories.

4. Competition in each of our markets is strong, and our inability to compete effectively could significantly harm our business and results of operations.

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

We also face competition from companies, principally located in or originating from Asia, which may be state-owned or subsidized which enables such competitors to offer low-cost products, including products modeled on, direct copies of, or counterfeits of, our products. Online marketplaces make it easier for disreputable and fraudulent sellers to introduce their copies or counterfeit products into the stream of commerce by commingling legitimate products with copies and counterfeits; thereby making it extremely difficult to track and remove copies and counterfeits. The introduction of low-cost alternatives, copies and counterfeits has resulted in and will continue to cause market pricing pressure, customer dissatisfaction and harm to our reputation and brand name. If product prices are substantially reduced by new or existing market participants, our business, financial condition, or results of operations could be materially negatively affected.

Additionally, strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and can result in increased downward pressure on our product prices. As a result, competition with larger combined companies with significantly greater financial, sales and marketing resources, a larger channel network and expanded product lines is a constant threat to our market share and revenues. Competitors can sell their communications solutions product lines in conjunction with proprietary network equipment or platform technology as a complete solution, making it more difficult to compete against them or to ascertain pricing on competitive products. In addition, some competitors may use their strengths in adjacent markets to foreclose competition in the UC&C solutions market. In some cases, proprietary solutions may also preclude our competitive products from being fully interoperable with our competitors' endpoints, infrastructure and/or network products. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors may cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

5. We face risks associated with developing and marketing our products, including new product development and new product lines.

a.Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products, new, lower cost hardware products, and development of artificial intelligence and machine learning solutions that may make all or a portion of our products or their functionality obsolete or unnecessary. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues.

b. The success of our new products depends on several factors which, if not achieved, could adversely impact our financial results.

The success of our new product introductions depends on a number of factors, including proper new product definition, product cost, infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales strategies, sales force integration and training, technical and sales support, and field support. As a result, it is possible that investments that we are making in developing new products and technologies may not yield the planned financial results.

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

The communications market shift to fully- integrated solutions, cloud-based/hybrid offerings and new business models over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. However, we may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

c. We may experience delays in product introductions and availability, and our products may contain defects which could seriously harm our results of operations.

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, third-party changes to technology, manufacturing ramping issues, availability of component parts, and other factors, which we believe negatively impacted our revenue in the relevant periods. In addition, we have experienced delays in product certifications required with respect to our new product releases. Any of these or other factors may occur again and delay our future product releases. As such, disruption due to geopolitical conflicts, public health, or natural disasters could create an increased risk of delays in new product introductions.

Our communications equipment includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introductions. Further, some defects may not be detected or cured prior to a new product launch or may be detected after a product has already been launched and may be incurable or result in a product recall. The occurrence of any of these events could result in the failure of a partial or entire product line or a withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product re-engineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others and could harm our reputation and adversely affect future sales of our products.

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

d. We face risks related to building products dependent upon third-party platforms or technologies.

We have invested significant resources developing products that are dependent on third-party unified communication as a service (UCaaS) and video conferencing as a service (VCaaS) platforms and software. We made the decision to design our products to work with different third-party platforms and software to offer customers greater choice and flexibility, while expanding our ecosystem partners and enhancing their unique value differentiation through our products. If these partners’ solutions do not gain adoption and growth, it could impact the sales of our endpoint devices. If other hardware manufacturers follow the Company’s strategy and enter into the market, thereby increasing competition, we could see less market demand or revenue for our products. Lastly, the third-party platforms may be, or become, competitors of ours who have chosen, or in the future may choose, to design competing products for their platforms and offer features for their own hardware platforms to provide further differentiated features that may be perceived as better than our products, or they may choose not to work with us. If third parties are unwilling to provide us access to their platforms or technologies, or if such access is withdrawn, denied, or delayed, or if access is provided under terms that are not commercially reasonable, our business and operations could be adversely affected. We believe though that customers want the ability of choice and quality that Poly products provide.

In addition, we develop such products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if: the use of our agnostic platform does not occur; we do not anticipate shifts in technology appropriately or rapidly enough; the development of suitable sales channels does not occur, or occurs more slowly than expected; our products are not priced competitively or are not readily adopted; or the adoption rates of the third-party software applications do not drive demand for our products as we anticipate.

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

e. Product obsolescence or discontinuance and excess inventory can negatively affect our results of operations.

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

f. The increased use of software in our products could impact the way we recognize revenue, which could adversely impact our financial results.

We are increasingly incorporating advanced software features and functionalities into our products, offering firmware and software fixes, updates, and upgrades and developing Internet based software-as-a-service offerings that provide additional value that complements our products. As the nature and extent of software integration in our products increases, or if sales of standalone software applications or services become material, the way we report revenue related to our products and services could be significantly affected. For example, we are increasingly required to evaluate whether our revenue transactions include multiple deliverables and, as such, whether the revenue generated by each transaction should be recognized upon delivery, over a period of time or apportioned and recognized based on a combination of the two. Moreover, the software and services revenue recognition rules are complex and dynamic. If we fail to accurately apply these complex rules and policies, particularly to new and unique products or services offerings, we may incorrectly report revenues in one or more reporting periods, which could materially and adversely impact our results for the affected periods, cause our stock price to decline, and result in securities class actions or other similar litigation.

g. Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying for future revenues, such as product offerings for platform software, new hardware products and cloud-based delivery, our business and operating results could be harmed. Further, revenues relating to new product offerings are unpredictable and new products typically have lower gross margins for a period of time after their introduction and higher marketing and sales costs. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the SMB and service provider markets. In light of COVID-19, there are shifts in end user needs, including for example, increased work from home, telemedicine, tele-education, and other remote services that are exacerbated in a pandemic, which may present opportunities for growth. However, if we fail to take advantage of such changes and they impact our products, we may risk missing a critical market shift.

6. Failure to adequately service and support our product offerings, or a decline in demand for our service offerings, could harm our results of operations.

In some instances, the complexity of our products and associated technologies has increased the need for enhanced product warranty and service capabilities, including integration services, which may require us to develop or acquire additional advanced service capabilities and make additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationships with our outside technical support providers, it could adversely affect our business.

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

In other instances, however, we are introducing new generation, less complex, product solutions, as companies shift from on premises to work from home options for their workforce. This shift in work environment has resulted in a decreased demand for our professional, installation and managed service offerings, which typically cater to on premises enterprise businesses. If we continue to experience a decline in our service offerings, our gross margins will experience downward pressure.

Additionally, we have invested and continue to invest in product management, analytics and personal device service offerings, such as Poly Lens and Poly+, to grow revenue, improve gross margins and drive increased profitability. Our future growth and profitability are tied to our ability to successfully bring to market these new and innovative services offerings, including cloud management and insights solutions. We are investing significant time, resources and money into our services offerings without expectation that they will provide material revenue in the near term and without any assurance they will succeed. Moreover, we expect that as we continue to explore, develop and refine new offerings they will continue to evolve, may not generate sufficient interest by end customers, may create channel conflicts with our existing hardware distribution partners, and we may be unable to compete effectively, generate significant revenues or achieve or maintain acceptable levels of profitability.

Additionally, our experience with cloud services offerings is limited. We are also substantively reliant on third-party service providers for significant aspects of our offerings and over whom we have little or no market power regarding pricing, support, service levels and compliance. If we do not successfully execute our cloud strategy or anticipate the needs of our customers, our credibility as a cloud services provider could be questioned and our prospects for future revenue growth and profitability may never materialize.

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

7. We face risks related to our dependence on channel partners and strategic partners to sell our products.

a.We rely on third parties to sell and distribute our products. Disruption of our relationship with these channel partners and/or our failure to manage our channel inventory, could adversely affect our business, results of operations, operating cash flows and financial condition.

We sell our products through a global network of distributors and channel partners, including value-added resellers, integrators, direct marketing resellers, service providers, wireless carriers as well as through both traditional and online retailers and e-commerce channels. The impact of economic conditions, labor issues, natural disasters, regional or global pandemics, evolving customer preferences, and purchasing patterns on our distribution partners, or competition between our sales channels, could result in sales channel disruption.

Additionally, any loss of a major partner or distribution channel or other channel disruption, including continued consolidation of our distributors, could make us more dependent on alternate channels, could increase pricing and promotional pressures from other partners and distribution channels, increase our marketing costs, adversely impact buying and inventory patterns, payment terms or other contractual terms, sell-through or delivery of our products to consumers, could curtail our routes-to-market, and damage our reputation, brand equity, market share and profitability. Our sales channel partners also sell products offered by our competitors, and if competitors offer our sales channel partners more favorable terms, have more products available to meet their needs, or utilize the leverage of broader product lines sold through the channel, then our sales channel partners may de-emphasize or decline to carry our products, which would adversely affect our business.

The Company must manage both Company-owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand, pricing challenges, and analyzing point of sales information regarding sales to resellers and end users that our channel partners provide. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages or may request to cancel orders or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. The Company’s reliance upon our global channel network may reduce our visibility into inventory quantities, demand and pricing trends, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may need to reduce our prices and write down inventory. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for "grey market" sales. Additionally, if our sales channel partners have excess inventory of our products or those of our competitors, or decide to decrease their inventories for any reason, then they may decrease the amount of products they acquire in subsequent periods, causing disruption in our business and adversely affecting our forecasts and sales.

In addition, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, key shipping lanes, including the most recent blockage of the Panama Canal due to the running aground of a large shipping container, and/or increased border controls or closures, may also impact our ability to meet customer demand and could materially adversely affect us. Our customers and channel partners have also experienced, and may continue to experience, disruptions in their operations including as a result of COVID-19, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations.

b. Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with traditional partners like Microsoft and Zoom and new partners, such as Google and others. Defining, managing and developing these partnerships is expensive and time-consuming and may not yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. Because our products are platform agnostic and therefore intended to perform across multiple platforms, certain of our channel partners and strategic alliance partners may perceive conflicts in our business placing one strategic alliance partner versus another.

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

Moreover, we are investing in personnel and initiatives to grow our prosumer business, with offerings directly from our online platform and indirectly through third-party marketplaces, such as Amazon. If we are unable to build relationships with new channel partners and adapt to new distribution and marketing models, or if we fail to build product adoption with our targeted customer base, we could experience an adverse impact on our results of operations and financial condition.

c. Conflicts between our channel partners and strategic partners and us or between or among them could arise which could harm our business.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. For example, Cisco, Amazon, Google and Microsoft, have developed or may develop and offer, their own data integration solutions and some of these partners are currently, and others may in the future become, competitors. These strategic partners are among the largest and most well capitalized companies in the world and may have significant competitive advantages over us, including greater name recognition, larger customer bases, and greater financial, technical, marketing, public relations, sales, distribution and other resources than us. Such competitors may be more likely to promote and sell their own solutions over our products and they may ultimately be able to transition customers onto their competing solutions, which could materially and adversely affect our revenues and growth. Further, such competitors may cease their relationships with us. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us or to significantly reduce or eliminate their orders of our products or design our technology out of their products. Moreover, because the market for optimized telecommunication offerings is evolving to support a hybrid work environment, we expect additional competition from other established and emerging companies if this market continues to develop and expand. Increased competition from our strategic partners or from other companies that may in future decide to enter and compete in our market may significantly adversely impact our financial performance.

Further, as a result of our increased efforts to sell through a direct sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to the communications equipment and services of competitors, which would negatively affect our business and results of operations.

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

d. Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be negatively impacted.

Our channel partners are eligible to participate in various incentive programs, subject to their contractual arrangements with us. As part of these arrangements, we generally have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

e. Termination of one or more contracts with our channel partners may harm our results of operations.

We cannot be certain as to future order levels from our channel partners. Our channel partner contracts typically provide for the right of termination for convenience by the channel partner. In the event of a termination of one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners, but if this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

f. Our channel partners are impacted by changes in customer purchasing preferences, which may negatively impact our traditional sales channels or the prices at which we may sell our products.

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

g. We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to resellers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on point of sale information regarding their sales to resellers and end users that our channel partners provide to us. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, or if our channel partners fail to provide such data at all, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues could be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

h. We are subject to risks associated with the success of the businesses of our channel partners.

Some of our channel partners that carry our products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of their creditworthiness, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. In addition, global economic uncertainty, including uncertainty created by the impact of COVID-19, reductions in technology spending in the United States and other countries, and periodic ongoing challenges in the financial services industry have in the past restricted, and may again in the future restrict the availability of capital which may delay collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our receivables from such channel partners and negatively impacting our future results.

i. If our channel partners fail to comply with laws or standards, our business could be harmed.

We require our channel partners to meet certain standards of conduct and to comply with applicable laws, such as global anti-corruption, anti-bribery, and import and export control laws. Noncompliance with standards or laws could harm our reputation and could result in termination of the channel partner and/or fines, penalties, injunctions, or other harm to our business and results of operations were we to become involved in an investigation due to non-compliance by a channel partner.

8. Delays or loss of government contracts or failure to obtain or maintain required government certifications could have a material adverse effect on our business.

We sell our products both directly and indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partners, a lack of reporting or compliance by us or our partners could have an impact on the sales of our products to government agencies. Further, the United States federal government has certain certification and product requirements for products sold to them. If we are unable to meet or maintain applicable certification or other requirements specified by the United States federal government or to do so within the time frames required, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

9. Our operating results are difficult to predict, they could fluctuate, and our stock price could become more volatile and your investment could lose value.

Our stock price is subject to speculation by analysts and in the press, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, changes in or announcements regarding our forecasts and guidance, our credit ratings, market trends unrelated to our performance, and sales of our common stock by us, our officers or directors or unaffiliated third-party investors, particularly considering the concentrated ownership of our common stock, that may limit the ability for investors to acquire or sell meaningful quantities of our stock or cause speculation as to the acquisition or sale of our stock. As we experienced in the prior fiscal year, a drop in our stock price exposed us to a securities class action lawsuit, which has resulted in substantial costs and diversion of management’s attention and resources. We may experience further derivative lawsuits arising from the claims in the class action case. Moreover, if we in the future experience a significant drop in our stock price, we again may be exposed to further securities class action lawsuits, which could negatively affect our business.

Given the nature of the markets in which we compete, our revenues and profitability vary from quarter to quarter and are difficult to predict for many reasons, including the following: fluctuating optimal inventory levels; variations in the volume and timing of orders received during each quarter; our ability to execute on our strategic and operating plans; shifts in the timing, size and types of products ordered, as well as the mix of products and services, and the geographic locations of the customers placing orders, any of which could impact gross margins depending on the various margins of the products and services ordered and foreign currency exchange rates on both revenues and expenses; the timing of customers' sales promotions and campaigns or variations in sales rates by our channel partner customers to their customers; changes to our channel partner programs, contracts, pricing and go to market strategies that could result in a reduction in the number of channel partners, adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels, or cause more of our channel partners to add our competitors’ products to their portfolios; the timing of large end customer deployments, including UC&C infrastructure; the timing and market acceptance of new product introductions by us and our competitors and obsolescence or discontinuance of existing products; competition, including pricing pressure, product features and functionality, by us, our competitors or our customers; the level and mix of inventory that we hold to meet future demand; changes to our global organization and retention of or changes in key personnel; changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations; failure to timely introduce new products within projected costs and reduce costs as production increases; changes in technology and desired product features, including whether those changes occur as and when anticipated; general economic conditions in the U.S. and our international markets, including foreign currency fluctuations; customer cancellations and rescheduling; misalignment between supply chain ordering and demand by customers and systems to forecast demand; the impact of changing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins; investments in and the costs associated with strategic initiatives; changes in the underlying factors and assumptions used in determining stock-based compensation; changes in accounting rules or their interpretation; and other factors beyond our control, including popular uprisings, terrorism, war, natural disasters, and diseases, including COVID-19. As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price may decline. Financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty, and if the transitions in our markets accelerate, our ability to forecast becomes more difficult.

Moreover, our industry is characterized by rapid technological changes, evolving industry standards, frequent new product introductions, short-term customer commitments, decreasing product life cycles, and changes in demand. Production levels are generally forecasted based on customer forecasts, which is dynamic, and to some extent historic product demand and we often place orders with suppliers for materials, components and sub-assemblies (“materials and components”) as well as finished products many weeks in advance of projected customer orders. Actual customer demand depends on many factors and may vary significantly from forecasts. We may lose opportunities to increase revenues and profits and may incur increased costs and penalties including expedited shipping fees and late delivery penalties if we underestimate customer demand.

10. Our failure to effectively enhance and develop our sales strategy and sales force, may harm our revenues and financial outcomes as a result.

a.The Company is substantially dependent on our sales force to effectively execute our sales, pricing and business strategies.

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

b. We have a number of large customers with substantial market power whose ability to demand pricing and promotion concessions as well as other unfavorable terms makes sales forecasting difficult which can harm our profitability.

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

c. A significant amount of our revenues are generated, and the majority of our product manufacturing and packaging occurs, internationally, which subjects our business to risks of international sales, operations and trade.

International sales and manufacturing, marketing and sales expenses represent a significant portion of our revenues and operating expenses. In fiscal year 2021, revenues derived from sales outside of the U.S. represented approximately 57% of our total revenues. International sales and operations are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following: recent economic sanctions imposed, and the potential for additional economic sanctions, by the United States as well as the actual and threatened retaliatory responses by impacted nations, some of which may affect or materially delay our ability to import or sell all or a portion of our products into impacted countries; adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in E&A and reduced government spending and elongated sales cycles; information technology security, environmental and trade protection measures and other legal, regulatory and compliance obligations, some of which may result in fines, penalties and other legal sanctions or affect our ability to import our products, to export our products from, or sell our products in various countries where we are deemed to be in violation of our legal or contractual obligations; the impact of government-led initiatives to encourage the purchase of products from domestic vendors or discourage relationships with certain entities, which can affect the willingness of customers or partners to purchase products from, or collaborate to promote interoperability of products with, companies headquartered in the United States; unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union commonly referred to as Brexit; the impact of changes in our international operations, including changes in key personnel; compliance with global anti-corruption laws such at the United States’ Foreign Corrupt Practices Act and United Kingdom’s Bribery Act, which may be exacerbated by cultural differences in the conduct of business in various regions; foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs; reduced intellectual property rights protections in some countries; unexpected changes in regulatory requirements and tariffs; longer payment cycles, greater difficulty in accounts receivable collection and longer collection periods; and changes in tax law or interpretations thereof that could lead to potentially adverse tax consequences, such as legislation on revenue and expense allocations and transfer pricing among the Company’s subsidiaries.

Furthermore, revenues derived from sales outside of the U.S. may fluctuate as a percentage of total revenues in the future as we introduce new products. These fluctuations primarily are the result of our practice of introducing new products in North America first and the additional time and costs required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, or maintain or meet current international market demand or increase such demand for our products, our business could be harmed.

11. We are subject to a variety of laws and regulations relating to the import and export of our product and service offerings. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.

A significant portion of the products we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins.

Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several United States and foreign leaders regarding tariffs against foreign imports of certain materials. For example, the U.S. government imposed significant tariffs on China related to the importation of certain product categories following the U.S. Trade Representative’s Section 301 investigation. Export of our product and service offerings also are subject to various export control regulations and may require a license from the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury. In addition, effective June 29, 2020, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) published regulations tightening export controls on China, Russia and Venezuela with respect to goods, software and technology, including increasing the licensing requirements and due diligence expectations that apply to trade with, China, Russia and Venezuela under the U.S. Export Administration Regulations (“EAR”) when “military end users” or “military end uses” are involved. This rule expands the scope of the licensing requirement by redefining “military end use” more broadly and by increasing the number of products subject to the restriction. We anticipate that this expanded military end use restriction will have a significant impact on trade with China and increase associated export control compliance burdens, costs and risks associated with such compliance. Moreover, it is possible that the U.S. government may take further measures in the future to impose stricter export controls on items destined for China and other countries outside of the U.S. or impose additional duties on shipments made from such countries. The U.S. government also may add additional parties to the Entity List, which could harm our business, increase the cost of conducting our operations in countries outside of the U.S., particularly China, or result in retaliatory actions against U.S. interests. In addition, the U.S. government has exercised additional trade-related powers in a manner that could have a material adverse impact on our business, financial condition or results of operations. For example, on May 15, 2019, then-President Trump issued an executive order that invoked national emergency economic powers to implement a framework to regulate the acquisition or transfer of information communications technology in transactions that imposed undue national security risks. The executive order was subject to implementation by the Secretary of Commerce and purports to apply to contracts entered into prior to the effective date of the order. On January 19, 2021, the U.S. Department of Commerce published interim final rules in the Federal Register, subject to public notice and comment, which purport to permit the Department of Commerce to investigate transactions involving the use of information communications technology products or services provided by persons owned or controlled by certain nations, including China, and potentially to modify or prohibit those transactions. In addition, the White House, the Department of Commerce and other executive branch agencies have implemented additional restrictions and may implement still further restrictions that would affect conducting business with certain Chinese companies. We cannot predict whether these recent rules and restrictions will be implemented and acted upon by the Biden administration, modified, overturned or vacated by legal action. Although we continue to work with our vendors to mitigate our exposure to current or potential tariffs, there can be no assurance that we will be able to offset any increased costs.

Additionally, certain of our product and service offerings require us to comply with the U.S. Export Administration Regulations, and the sanctions, regulations, and embargoes administered by the Office of Foreign Assets Control ("OFAC"). Any changes in these export regulations may further restrict the export of our products and/or services, and we may cease to be able to procure export licenses for our products and/or services under existing regulations. This area remains fluid in terms of regulatory developments. Should we need an export license under existing regulations, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. We have no control over the time it takes to process an export license. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

We have discovered in the past, and may discover in the future, deficiencies in our OFAC compliance programs. Although we continue to enhance these compliance programs, we cannot assure that any such enhancements will ensure that we are in compliance with applicable laws and regulations at all times, or that applicable authorities will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines or penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, and/or financial condition.

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

The implementation of more restrictive trade policies, including the imposition of tariffs, the imposition of more restrictive trade compliance measures, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell our products and services or procure supplies and other materials incorporated into our products, including in connection with the U.S. and Mexico border crisis, the increasing trade tensions and tariffs with China and Chinese threats of retaliation, and the U.K.'s withdrawal from the EU, could adversely affect our business. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.

12. Changes in our management may cause uncertainty in, or be disruptive to, our business. certain of our directors and management team members have been with us in those capacities for only a short time.

The Company’s success depends upon the continued services of executive officers and other key personnel, as well as its ability to effectively transition to their successors. We have experienced significant changes in our senior leadership this fiscal year, including the appointment of a new Chief Executive Officer, Chief Legal Officer, Chief Supply Chain Officer, and Vice President of Corporate Strategy, and established new positions reporting to the CEO, including a Senior Vice President of Public Affairs and a Chief Transformation Officer. Additionally, in FY 2021, one of our directors resigned as a result of the sale by Siris Capital Group, LLC of its holdings in our stock, and another director retired. We hired one new director in FY2021. Although we have endeavored to implement any management and director transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.

In addition, because certain members of our management and Board have served in their respective capacities for only limited durations, we face the additional risks that these persons have limited familiarity with our past practices, our business and our industry and lack established track records in managing our business strategy.

In addition, the Company has recently experienced turnover in other key leadership roles. Any future changes to the executive management team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. The Company can provide no assurance that it will find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into its management team.

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

13. Business interruptions due to manmade or natural disasters, or other significant disruptions in, or breaches in security of, our products, our website or information technology systems, including breaches of technology systems of our third-party suppliers, could adversely affect our business operations.

a.Factors or events outside of our control including, without limitation, war, terrorism, public health issues, natural disasters, or other business interruptions, whether in the U.S. or abroad, have caused or could cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, us, and our suppliers or customers.

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

Our corporate headquarters are located in Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake, a fire (such as the recent extensive wildfires in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs) or transportation systems, or any critical resource shortages, could cause a significant interruption in our business, damage or destroy our facilities and cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. While we are partially insured for earthquake-related losses or floods, our operating results and financial condition could be materially affected in the event of a major earthquake or other natural or manmade disaster as the insurance we maintain against fires, earthquakes and other natural disasters may not be adequate to cover losses in any particular case.

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

Our website is an important presentation of our company, identity and brands and an important means of interaction with and source of information for our channel partners and end user customers alike. We also rely on our centralized information technology systems for product-related information and to store intellectual property, forecast our business, maintain financial records, manage operations and inventory, and operate other critical functions. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that a recent update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. While we do not believe we were affected by this incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

In addition, in the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter.

b. Cyber attacks on our networks, actual or perceived security vulnerabilities in our products and services, physical intrusion into our facilities, and loss of critical data and proprietary information could have a material negative impact on our business and results of operations.

There are numerous and evolving security risks, including cybersecurity and privacy, criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, cyber intrusion on the tools that we use in the performance of our business, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, partners, third-parties’ contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.

Our products, services, network systems, and servers For example, our customers can use certain of our product offerings that provide product management and analytics, such as Poly Lens, that collect, use, and store certain PII regarding a variety of individuals in connection with their operations. Our customers rely on our technologies for the secure transmission of such sensitive and confidential information in the conduct of their business. We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide. National, state, and local governments and agencies in the countries in which we or our customers operate have adopted, are considering adopting, or may adopt laws and regulations regarding the collection, use, storage, transfer, processing, protection, and disclosure of PII obtained from individuals. Privacy and data protection laws are particularly stringent, and the costs of compliance with and other burdens imposed by such laws, regulations, and standards, or any alleged or actual violation, may limit the use and adoption of our products and services. Further, complying with privacy laws, regulations, or other obligations relating to privacy, data protection, or information security have caused and will continue to cause us to incur substantial operational costs and may require us to periodically modify our data handling practices. Moreover, compliance may impact demand for our offerings and force us to bear the burden of more onerous obligations in our contracts. Non-compliance could result in proceedings against us by governmental entities or others, could result in substantial fines or other liability, and may otherwise impact our business, financial condition and operating results.

Although we take physical and cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience attacks of varying degrees in the conduct of our business. Cyber attackers tend to target the most popular products, services and technology companies, which can include our products, services or networks. As a result, our network is subject to unauthorized access, viruses, embedded malware and other malicious software programs. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our employee, vendor or customer data. Unauthorized access to our network, data or systems could result in disclosure, modification, misuse, loss, or destruction of company, employee, customer, or other third-party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.

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

c. Our ability to process purchase orders and ship products in a timely manner depends on our information technology (IT) systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

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

14. Critical accounting estimates involve the use of judgements and if actual results vary from our estimates or assumptions underlying such estimates, our financial results could be negatively affected.

Our most critical accounting estimates are described in Management’s Discussion and Analysis found in Item 7 of this Annual Report on Form 10-K under the section entitled “Critical Accounting Estimates.” Because, by definition, these estimates and assumptions involve the use of judgment, our actual financial results may differ from these estimates. For example, we have assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context to the unknown future impacts of COVID-19 using information that is reasonably available at this time. The accounting estimates and other matters we have assessed include, but are not limited to, goodwill and other long-lived assets, allowance for doubtful accounts, valuation allowances for tax assets, inventory and related reserves, including purchase commitments, and revenue recognition. As COVID-19 continues to develop, we may make changes to these estimates and judgments, which could result in meaningful impacts to our financial statements in future periods. If our estimates or assumptions underlying such contingencies and reserves prove incorrect, we may be required to record additional adjustments or losses relating to such matters, which would negatively affect our financial results.

We have a significant amount of goodwill and intangible assets on our Consolidated Balance Sheet as of April 3, 2021. Goodwill and intangible asset impairment analysis and measurement requires significant judgment on the part of management and may be impacted by a wide variety of factors, both within and beyond our control.

We are required to annually test goodwill to determine if impairment has occurred, either through a quantitative or qualitative analysis. Additionally, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period the determination is made. Intangible assets with finite lives are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the related asset group may not be recoverable. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

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

15. We operate in multiple tax jurisdictions globally. Our corporate tax rate may increase or we may incur additional tax liabilities, and/or changes in applicable tax regulations and resolutions of tax disputes could negatively impact our cash flow, financial condition and results of operations.

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

Additionally, as a global enterprise, we cannot be certain of the tax outcome related to many transactions and calculations. Uncertainties arise as a consequence of positions taken regarding valuation of deferred tax assets, net operating loss carryforwards and tax credit carryforwards that maybe used in certain tax jurisdictions to offset future taxable income and reduce income taxes payable. Each quarter, we determine the probability that the deferred tax assets will be realized. This determination involves judgment and the use of significant estimates and assumptions, including historical operating results, expectations of future taxable income and tax planning strategies. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income. If unfavorable changes in the financial outlook of our operations continue or increase, our financial position could be negatively impacted. On the basis of this evaluation, as of April 3, 2021, a valuation allowance against our U.S. federal and state deferred tax assets continues to be maintained for the year ended April 3, 2021.

16. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt instruments.

As a result of the Polycom Acquisition, we have a substantial amount of debt. As of April 3, 2021, we had $1,974.9 million of debt outstanding, which consisted of a $1,002.1 million term loan under our Credit Agreement and $972.8 million of outstanding senior notes, net of unamortized debt issuance costs.

On February 25, 2021, the company and Polycom entered into a purchase agreement (the “Purchase Agreement”) with Morgan Stanley & Co. LLC, as the representative of the several initial purchasers named therein (the “Initial Purchasers”), pursuant to which the Company agreed to sell, and subject to the terms and conditions set forth therein, the Initial Purchasers, jointly and severally, agreed to buy $500,000,000 aggregate principal amount of the Company’s 4.750% Senior Notes due 2029 (the “4.75% Senior Notes”). On March 4, 2021, the Company completed its private offering of $500 million aggregate principal amount of its 4.75% Senior Notes in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 4.75% Senior Notes were issued pursuant to an indenture (the “Indenture”), dated March 4, 2021, among the Company, the subsidiary guarantors party hereto from time to time and U.S. Bank National Association, as trustee. The Company will use the proceeds from the offering of the 4.75% Senior Notes, along with cash on hand, to fund the redemption in full of the Company’s outstanding 5.50% Senior Notes due 2023 (the “5.50% Senior Notes”) and to pay related fees and expenses in May 2021.

Our ability to make scheduled payments or to refinance our obligations with respect to the notes and our other indebtedness under our Credit Agreement will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and industry conditions and other factors, including the availability of financing in the banking and capital markets, beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations and other commitments, then we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, or restructure or refinance our indebtedness. We may be unable to effect any of these actions on a timely basis, on commercially reasonable terms or at all, or these actions may be insufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our operations. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation.

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

Our Credit Agreement utilizes London Interbank Offered Rate (LIBOR) to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR by the end of 2021. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted, but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

In addition, the mandatory debt repayment schedule of the Credit Agreement may negatively impact our cash position, further reduce our financial flexibility, and cause concerns with analysts and investors. Furthermore, any changes by rating agencies to our credit rating in connection with such indebtedness may negatively impact the value and liquidity of our debt and equity securities.
Should any of the risks referenced above or related risks occur, our operations and financial results may be materially negatively impacted.

17. Our ability to process purchase orders and ship products in a timely manner depends on our information technology (IT) systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

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

18. We are regularly subject to a wide variety of litigation, including commercial and employment litigation, patent infringement claims, as well as claims related to alleged defects in the design and use of our products.

a.We are regularly subject to a wide variety of litigation including claims, lawsuits, and other similar proceedings involving our business practices and products, including product liability claims, labor and employment claims, patent infringement claims, and commercial disputes.

The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. Such lawsuits are more specifically described in Part II, Item 8, Note 9 (Commitments and Contingencies) of this Annual Report on Form 10-K. Frequently, the outcome and impact of any claims, lawsuits, and other similar proceedings cannot be predicted with certainty. Moreover, regardless of the outcome such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways. Any of these consequences could materially harm our business.

b. Our intellectual property rights could be infringed on by others.

Our success depends in part on our ability to protect our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as patent, trademark, trade secret, and copyright laws to protect our proprietary rights. Effective protection and enforcement of our intellectual property rights may not be available in every country in which our products and media properties are distributed to customers. The process of seeking intellectual property protection can be lengthy, expensive, and uncertain. Patents may not be issued in response to our applications, and any that may be issued may be invalidated, circumvented, or challenged by others. If we are required to enforce our intellectual property rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be counter-sued by an actual or alleged infringer if we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, existing patents, copyright registrations, trademarks, trade secrets and domain names may not provide competitive advantages or be adequate to safeguard and maintain our rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, our business, financial condition, and results of operations could be negatively affected.

c. Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.

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

19. We are subject to other legal and compliance risks that could have a material impact on our business..

a.In foreign countries where we have operations, there are risks that our employees, contractors or agents could engage in business practices prohibited by U.S. laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, or the laws and regulations of other countries, such as the UK Bribery Act.

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

b. We must comply with various regulatory requirements, and changes in or new regulatory requirements that may adversely impact our gross margins, reduce our ability to generate revenues if we are unable to comply, or decrease demand for our products if the actual or perceived technical quality of our products are negatively impacted.

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

c. We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs.

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing processes or the recycling of all or a portion of the components of our products. It is possible that future environmental legislation may be enacted or current environmental legislation may be interpreted in any given country in a manner that creates environmental liability with respect to our facilities, operations, or products. We may also be required to implement new or modify existing policies, processes and procedures to meet such environmental laws. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. To the extent any new or modified policies, processes or procedures are difficult, time-consuming or costly to implement. we may incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted

20. We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

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

Large or frequent fluctuations in foreign currency rates, coupled with the ease of identifying global price differences for our products via the Internet, increases pricing pressure and allows unauthorized third-party “grey market” resellers to take advantage of price disparities, thereby undermining our premium brand image, established sales channels, and support and operations infrastructure. We also have significant manufacturing operations in Mexico and fluctuations in the Mexican Peso exchange rate can impact our gross profit and profitability. Additionally, the majority of our suppliers are located internationally, principally in Asia, and volatile or sustained increases or decreases in exchange rates between the U.S. Dollar and Asian currencies may result in increased costs or reductions in the number of suppliers qualified to meet our standards.

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

We hedge a portion of our Euro and GBP forecasted revenue exposures for the future, typically over 12-month periods. In addition, we hedge a portion of our Mexican Peso forecasted cost of revenues and maintain foreign currency forward contracts denominated in Euros and GBP that hedge against a portion of our foreign-currency denominated assets and liabilities. Our foreign currency hedging contracts reduce, but do not eliminate, the impact of currency exchange rate movements, particularly if the fluctuations are significant or sustained, and we do not execute hedging contracts in all currencies in which we conduct business. There is no assurance that our hedging strategies will be effective. Additionally, even if our hedging techniques are successful in the periods during which the rates are hedged, our future revenues, gross profit, and profitability may be negatively affected both at current rates and by adverse fluctuations in currencies against the USD. See Item 7A for further quantitative information regarding potential foreign currency fluctuations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California, which provides 123,047 square feet of available space. We also own one building in Tijuana, Mexico with 470,472 square feet of space used for Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and Technical Assistance Center ("TAC"). Additionally, we own a building in Hoofddorp, Netherlands with 38,007 square feet of space used for Executive Briefing Center, Sales, Marketing, Administration, and TAC. We lease and sublease office space in the Americas, which is comprised of the U.S. and Mexico; EMEA, which is comprised of Europe, the Middle East and Africa; and Asia Pacific, which is comprised of China, India, Thailand and Singapore. The following table presents the location and square footage of our leased office space as of April 3, 2021:

Location	Square footage
Americas	559,945
EMEA	75,896
Asia Pacific	265,475
Total	901,316

We believe our existing facilities, including both owned and leased properties, are in good condition and suitable for our current business needs. We also believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. We do not expect that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations, or cash flows. For additional information about our material legal proceedings, refer to Note 9, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is publicly traded on the New York Stock Exchange ("NYSE") under the symbol “PLT.”  On May 13, 2021, the Company issued a press release announcing a change in our symbol on the NYSE to "POLY" effective at the open of market trading on May 24, 2021.

Holders of Common Stock

As of May 13, 2021, there were approximately 55 stockholders of record of our common stock.  Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.

Stock Performance

The graph below compares the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ/NYSE American/NYSE (US Companies) index and a peer group index for the period commencing on the morning of April 2, 2016 and ending on April 3, 2021. The information contained in the performance graph shall not be deemed to be "soliciting material" or be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on the morning of April 2, 2016 in our common stock (based on price at the close of trading on April 1, 2016) and in each index (based on prices at the close of trading on April 1, 2016), and that dividends, if any, were reinvested. The measurement date used for our common stock is the last day of our fiscal year for each period shown.

Past performance is no indication of future value and stockholder returns over the indicated period should not be considered indicative of future returns.

	Fiscal Year Ended
	April 2,	April 1,	March 31,	March 30,	March 28,	April 3,
	2016	2017	2018	2019	2020	2021
Plantronics, Inc.	$100.00	$139.15	$157.11	$121.26	$28.43	$108.77
NASDAQ/NYSE American/NYSE (US Companies)	$100.00	$115.96	$138.40	$139.95	$124.42	$182.97
NASDAQ/NYSE American/NYSE Stocks (SIC3660-3669 US Comp) Communications Equipment	$100.00	$119.97	$142.82	$174.34	$147.34	$240.04

Stock Repurchase Programs

The following table presents a month-to-month summary of the stock purchase activity in the fourth quarter of Fiscal Year 2021:

	Total Number of Shares Purchased		Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
December 27, 2020 to January 23, 2021	2,276	(4)	N/A	—	1,369,014
January 24, 2021 to February 20, 2021	3,728	(4)	N/A	—	1,369,014
February 21, 2021 to April 3, 2021	59,281	(4)	N/A	—	1,369,014

(1)	On November 28, 2018, the Board approved a 1.0 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.
(2)	"Average Price Paid per Share" reflects only our open market repurchases of common stock.
(3)	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

For more information regarding our stock repurchase programs, refer to Note 13, Common Stock Repurchases, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our results of operations and financial condition. It is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and related notes thereto included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

A discussion regarding our financial condition and results of operations for Fiscal Year 2021 compared to Fiscal Year 2020 is presented below under "Results of Operations." Discussions regarding our financial condition and results of operations for Fiscal Year 2020 compared to Fiscal Year 2019 have been omitted from this Annual Report on Form 10-K, but can be found in our Annual Report on Fiscal Year 2020 Form 10-K, filed with the SEC on June 8, 2020, which is available free of charge on the SEC's website at sec.gov and on our website at www.poly.com.

This discussion contains forward-looking statements.  Please see the sections entitled "Certain Forward-Looking Information" and "Risk Factors" in Part I of this Annual Report on Form 10-K for discussions of the uncertainties, risks, and assumptions associated with these statements.

Our fiscal year ends on the Saturday closest to the last day of March. The year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The years ended March 28, 2020 ("Fiscal Year 2020") and March 30, 2019 ("Fiscal Year 2019") each had 52 weeks.

OVERVIEW

Poly is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. We offer premium audio and video products designed to work in an era where work is no longer a place, and enterprise work forces are increasingly distributed. Our products and services are designed and engineered to connect people with high fidelity and incredible clarity. They are professional-grade, easy to use, and work seamlessly with major video- and audio-conferencing platforms. Our major product categories are Headsets, Voice, Video, and Services. Headsets include wired and wireless communication headsets; Voice, includes open SIP and native ecosystem desktop phones, as well as conference room phones; Video includes video conferencing solutions and peripherals, such as cameras, speakers, and microphones. All of our solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of UC&C, UCaaS, and VaaS environments. Our cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain deep understanding of user behavior. In addition, we have a broad portfolio of Services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration.

Impact of COVID-19 on Our Business
COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain, and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates, and business limitations, including travel bans, remote work, and other restrictions.
Shelter-in-place mandates led to a massive increase in remote work. As a result, during Fiscal Year 2021 we experienced elevated demand for certain enterprise Headsets and Video devices and a decline in demand for our Voice products and associated Services, as companies continued to shift from in-office to work-from-home arrangements for many of their office workers. The acceleration in customer and partner demand for these products to support remote work environments, remote learning, and telemedicine opportunities led to increased sales and operating income. During the fourth quarter of Fiscal Year 2021, we experienced elevated demand for certain Video and Voice devices as companies began to shift from work-from-home arrangements to hybrid work models.
However, the impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects as we continue to experience periodic constraints in our supply chain, specifically the sourcing of certain components and raw materials, and increased logistics costs and suffer other adverse effects on our gross margins to meet customer demand for specific Headsets and Video products. As a result, the impact of COVID-19 to date has had mixed effects on our results of operations and we expect supply chain constraints to limit our ability to meet demand in the short-term.
We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. In particular, lead times for global semiconductor chips and other key components can be particularly long and are subject to change. The semiconductor chip global supply chain is complex and constrained wafer capacity is limiting supply. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in increased prices for certain components, including semiconductor chips. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including outreach to critical suppliers and entering into contractual obligations to secure supply. We are unable to estimate the extent and the period over which these conditions will exist, but expect them to at least impact results in the first quarter of Fiscal Year 2022.
In responding to this pandemic, employee safety continues to be a critical concern for Poly and we have taken measures to protect our employees globally by adherence to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities, providing personal protective equipment, including face masks and hand sanitizers, conducting routine sanitation of facilities, requiring health monitoring before entry into Poly facilities and restricting the number of visitors to our sites. The safety protocols implemented globally meet or exceed current regulations, however we continue to monitor employees’ safety and evolving regulatory requirements. Although our manufacturing facility remains open and certain office employees may utilize our offices when necessary, the majority of all non-factory employees continue to work from home, using headsets and other Poly-issued equipment.
The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on many factors outside of our control, including the extent and duration of the pandemic, mutations of the virus, the development and availability of effective treatments, including the availability of vaccines for our global workforce, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for our products. It is not possible at this time to foresee whether the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or man-made disaster will have on the global economy, our business, customers, suppliers or other business partners. As such, impacts from such events on Poly are highly uncertain and we will continue to assess the impact from such events on our Consolidated Financial Statements.

Fiscal Year 2021 Highlights

Total Net Revenues for Fiscal Year 2021 were $1.7 billion, an increase of $30.6 million or 1.8%, compared to Fiscal Year 2020, primarily driven by increased sales in our Video and enterprise Headset product categories, partially offset by decreases in Voice and consumer Headset sales.

Product Gross Margin for Fiscal Year 2021 increased from 26.7% in the prior year to 41.3%, primarily due to the one-time long-lived asset impairment of existing technology related to our Voice products taken in the fourth quarter of Fiscal Year 2020 and the associated reduction in intangible asset amortization expense, partially offset by COVID-19 related incremental manufacturing and logistics costs and Video product transitions.

Cash Provided by Operating Activities for Fiscal Year 2021 was $145.2 million, an increase of $67.5 million, or 86.1% compared to Fiscal Year 2020. The increase was primarily driven by lower net loss, partially offset by increased cash used to fund working capital.

During Fiscal Year 2021, we repurchased approximately $149.3 million of the outstanding principal of our long-term debt, of which $130.0 million related to our Term Loan Facility and $19.3 million related to our 5.50% Senior Notes due 2023.

In March 2021, we issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The net proceeds were used to redeem the outstanding principal and accrued interest on our 5.50% Senior Notes on May 17, 2021. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annual on March 1 and September 1 of each year, commencing on September 1, 2021. Refer to further discussion in Note 10, Debt, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During Fiscal Year 2021, we announced our new Poly Sync Family, a new line of smart, USB and Bluetooth speakerphones, designed to enable today’s need to work from anywhere and our new Studio P Series, a family of professional-grade personal video tools for remote work. These new products were available beginning early in calendar year 2021 and did not have a material impact on Fiscal Year 2021 Total Net Revenues.

RESULTS OF OPERATIONS

During the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management. We realigned our segment reporting structure commensurate with this change. The reportable segments are consistent with how the segments report to and are managed by Poly’s Chief Executive Officer (the Chief Operating Decision Maker). As a result, the Company’s reportable segments consist of Products and Services. Our Products reportable segment consists of Headsets, Voice, and Video product categories and our Services reportable segment consists of support, professional, managed, and cloud services and solutions. Prior periods have been reclassified to conform to current reportable segment presentation.

Total Net Revenues

The following table sets forth Total Net Revenues by reportable segment for Fiscal Years 2021, 2020, and 2019:

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Net revenues
Products	$1,470,826	$1,432,736	$38,090	2.7%	$1,432,736	$1,510,770	$(78,034)	(5.2)%
Services	256,781	264,254	(7,473)	(2.8)%	264,254	163,765	100,489	61.4%
Total net revenues	$1,727,607	$1,696,990	$30,617	1.8%	$1,696,990	$1,674,535	$22,455	1.3%

Products

Total Product Net Revenues increased in Fiscal Year 2021 compared to the prior fiscal year primarily due to the following:

•Video and enterprise Headset net revenues were driven by the COVID-19 shift toward "work from anywhere" and the need for office workers to be able to effectively communicate and collaborate regardless of location. Video demand was also driven by remote learning, telemedicine, and the continued ramp of our new Video portfolio, all of which contributed to record demand in the category during Fiscal Year 2021.
•Partially offsetting these increases were declines in our Voice net revenues as a result of the COVID-19 shift in demand toward "work from home" products, as well as declines in the our consumer Headsets portfolio primarily due to our decision to discontinue certain low-margin mono and stereo products and the sale of our gaming headset assets in the fourth quarter of Fiscal Year 2020.

Services

Total Services Net Revenues decreased in Fiscal Year 2021 compared to the prior fiscal year primarily due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was partially offset by the impact of the deferred revenue fair value adjustment resulting from the Acquisition.

Geographic Region

The following table sets forth Total Net Revenues by geographic region for Fiscal Years 2021, 2020, and 2019:

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
United States	$743,870	$810,669	$(66,799)	(8.2)%	$810,669	$789,545	$21,124	2.7%

Europe, Middle East, and Africa	576,855	465,621	111,234	23.9%	465,621	476,890	(11,269)	(2.4)%
Asia Pacific	285,755	295,336	(9,581)	(3.2)%	295,336	288,881	6,455	2.2%
Americas, excluding United States	121,127	125,364	(4,237)	(3.4)%	125,364	119,219	6,145	5.2%
Total international net revenues	983,737	886,321	97,416	11.0%	886,321	884,990	1,331	0.2%

Total net revenues	$1,727,607	$1,696,990	$30,617	1.8%	$1,696,990	$1,674,535	$22,455	1.3%

United States

Compared to the same prior year period, U.S. Net Revenues for Fiscal Year 2021 decreased primarily due to declines in our Voice product revenues, which was a result of COVID-19 shift in demand toward "work from home" products. Our consumer Headset product revenues declined driven by our decision to eliminate lower margin consumer products from our portfolio, including the Fiscal Year 2020 sale of gaming Headset assets. These declines were partially offset by growth in our Video product revenues as new products ramp and an increase in sales of our enterprise Headset products.

International

Total international Net Revenues increased in Fiscal Year 2021 from Fiscal Year 2020 due primarily to an increase in our Enterprise Headset and Video product revenues driven by a shift to "work from anywhere", telemedicine, and remote learning. These increases were partially offset by a decline in Voice and consumer Headset product revenues.

Fiscal Year 2021 Total Net Revenues were also favorably impacted by fluctuations in exchange rates which resulted in an increase of approximately $16.9 million in Total Net Revenues, net of the effects of hedging.

Cost of Revenues and Gross Profit

Cost of Revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Products
Net revenues	$1,470,826	$1,432,736	$38,090	2.7%	$1,432,736	$1,510,770	$(78,034)	(5.2)%
Cost of revenues	863,529	1,049,826	(186,297)	(17.7)%	1,049,826	902,625	147,201	16.3%
Gross profit	$607,297	$382,910	$224,387	58.6%	$382,910	$608,145	$(225,235)	(37.0)%
% of products net revenues	41.3%	26.7%			26.7%	40.3%

Services
Net revenues	$256,781	$264,254	$(7,473)	(2.8)%	$264,254	$163,765	$100,489	61.4%
Cost of revenues	87,527	94,929	(7,402)	(7.8)%	94,929	77,771	17,158	22.1%
Gross profit	$169,254	$169,325	$(71)	—%	$169,325	$85,994	$83,331	96.9%
% of services net revenues	65.9%	64.1%			64.1%	52.5%

Total
Net revenues	$1,727,607	$1,696,990	$30,617	1.8%	$1,696,990	$1,674,535	$22,455	1.3%
Cost of revenues	951,056	1,144,755	(193,699)	(16.9)%	1,144,755	980,396	164,359	16.8%
Gross profit	$776,551	$552,235	$224,316	40.6%	$552,235	$694,139	$(141,904)	(20.4)%
% of total net revenues	44.9%	32.5%			32.5%	41.5%

Products

Compared to the prior fiscal year, Gross Profit as a percentage of Total Product Net Revenues increased in Fiscal Year 2021, due primarily to the one-time long-lived asset impairment of existing technology related to our Voice products taken in the fourth quarter of Fiscal Year 2020 and the associated reduction in intangible asset amortization expense. Gross Profit as a percentage of Total Product Net Revenues also increased due to lower inventory reserve charges in Fiscal Year 2021 as compared to Fiscal Year 2020, primarily due to the charges recorded during the third quarter of Fiscal Year 2020 in connection with the optimization of our consumer product portfolio, which did not recur. Partially offsetting these favorable items was COVID-19 related incremental manufacturing and logistics costs and Video product transitions.

Services

Gross Profit as a percentage of Total Services Net Revenues increased primarily due to the decrease in the Acquisition-related deferred revenue fair value adjustment and a lower fixed cost base.

Operating Expenses

Operating Expenses for Fiscal Years 2021, 2020, and 2019 were as follows:

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Research, development and engineering	$209,290	$218,277	$(8,987)	(4.1)%	$218,277	$201,886	$16,391	8.1%
% of total net revenues	12.1%	12.9%			12.9%	12.1%
Selling, general, and administrative	488,378	595,463	(107,085)	(18.0)%	595,463	567,879	27,584	4.9%
% of total net revenues	28.3%	35.1%			35.1%	33.9%
Impairment of goodwill and long-lived assets	—	489,094	(489,094)	(100.0)%	489,094	—	489,094	100.0%
% of total net revenues	—%	28.8%			28.8%	—%
Loss (gain), net from litigation settlements	17,561	(721)	18,282	2,535.6%	(721)	975	(1,696)	(173.9)%
% of total net revenues	1.0%	—%			—%	0.1%
Restructuring and other related charges	48,704	54,177	(5,473)	(10.1)%	54,177	32,694	21,483	65.7%
% of total net revenues	2.8%	3.2%			3.2%	2.0%
Total Operating Expenses	$763,933	$1,356,290	(592,357)	(43.7)%	$1,356,290	$803,434	552,856	68.8%
% of total net revenues	44.2%	79.9%			79.9%	48.0%

Research, Development, and Engineering

Research, Development, and Engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses.

The decrease in Research, Development, and Engineering expenses in Fiscal Year 2021 compared to Fiscal Year 2020 was primarily due to lower compensation expense driven by reduction in headcount, cost control efforts, and decreased expenses due to COVID-19 restrictions. The decreases were partially offset by higher incentive compensation when compared to the prior year period.

Selling, General, and Administrative

Selling, General, and Administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses.

The decrease in Selling, General, and Administrative expenses in Fiscal Year 2021 compared to Fiscal Year 2020 was primarily due to integration related expenses that did not occur in the current period, lower compensation expense driven by reduced headcount and lower sales commissions, decreased expenses due to COVID-19 restrictions, and other cost control efforts. The decreases were partially offset by higher incentive compensation when compared to the prior year period.

Impairment of Goodwill and Long-lived Assets

The decrease in Impairment of Goodwill and Long-lived Assets in Fiscal Year 2021 compared to Fiscal Year 2020 was due to a one-time goodwill impairment charge of $483.7 million and long-lived asset impairment charge of $5.4 million recorded in the fourth quarter of Fiscal Year 2020. There were no impairment charges recorded in Fiscal Year 2021. The impairment charge was recorded as a result of the overall decline in our earnings and a sustained decrease in our share price. Refer to Note 8, Goodwill and Purchased Intangible Assets, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Loss (gain) from Litigation Settlements

During Fiscal Year 2021, we recorded litigation charges for settlements that occurred during the period compared to immaterial gains from litigation in Fiscal Year 2020. Refer to Note 9, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Restructuring and Other Related Charges

During Fiscal Year 2021, we recorded Restructuring and Other Related Charges to further reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures. Refer to Note 11, Restructuring and Other Related Charges, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Expense

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Interest expense	$82,606	$92,640	$(10,034)	(10.8)%	$92,640	$83,000	$9,640	11.6%
% of total net revenues	4.8%	5.5%			5.5%	5.0%

The decrease in Interest Expense in Fiscal Year 2021 compared to Fiscal Year 2020 was primarily due to a lower outstanding balance on the term loan facility, the gains recognized on the repurchase of outstanding debt, and lower interest rates. Refer to Note 10, Debt, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other Non-Operating Income, Net

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Other Non-Operating Income, net	$(5,108)	$(112)	$(4,996)	(4,460.7)%	$(112)	$(6,603)	$6,491	98.3%
% of total net revenues	(0.3)%	—%			—%	(0.4)%

During Fiscal Year 2021, Other Non-Operating Income, net increased primarily due to unrealized gains on the deferred compensation asset portfolio during the period compared to immaterial unrealized losses on the deferred compensation portfolio offset by immaterial net foreign currency gains in the prior period.

Income Tax Benefit

	Fiscal Year Ended				Fiscal Year Ended
(in thousands, except percentages)	April 3, 2021	March 28, 2020	Change		March 28, 2020	March 30, 2019	Change
Loss before income taxes	$(64,880)	$(896,583)	$831,703	93%	$(896,583)	$(185,692)	$(710,891)	(383)%
Income tax benefit	(7,549)	(69,401)	61,852	89%	(69,401)	(50,131)	(19,270)	(38)%
Net loss	$(57,331)	$(827,182)	$769,851	93%	$(827,182)	$(135,561)	$(691,621)	(510)%
Effective tax rate	11.6%	7.7%			7.7%	27.0%

During Fiscal Year 2021, we recognized tax benefit from an audit settlement with the Israeli Tax Authority and an enacted statutory tax rate increase in Netherlands, which resulted in revaluation of deferred tax assets ("DTA's").

Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA's. Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not to be realized. On the basis of this evaluation, as of April 3, 2021, a valuation allowance against our U.S. federal and state DTA's continues to be maintained.

As of April 3, 2021, we had approximately $94.1 million in non-U.S. net DTA's after valuation allowance. A significant portion of our DTA's relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, we consider it more-likely-than-not that we will have sufficient taxable income in the future that will allow us to realize our DTA's.

The amount of the DTA's considered realizable, however, could be adjusted if estimates of future taxable income increase or decrease, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our future projections.

Our effective tax rate for Fiscal Years 2021, 2020, and 2019 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, the goodwill impairment charge, income tax credits, state taxes, the Tax Cuts and Jobs Act (the “Tax Act”), and other factors. Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics:

(in thousands)	April 3, 2021	March 28, 2020
Cash and cash equivalents and short-term investments	217,119	225,720
Property, plant, and equipment, net	140,875	165,858
Current portion of long-term debt	478,807	—
Long-term debt, net of issuance costs	1,496,064	1,621,694
Working capital	213,975	209,203

	Fiscal Year Ended
	April 3, 2021	March 28, 2020
Cash provided by operating activities	145,180	78,019
Cash used in investing activities	(18,877)	(17,082)
Cash provided by (used in) financing activities	353,319	(46,375)

Our Cash and Cash equivalents as of April 3, 2021 consist of bank deposits with third-party financial institutions.  As of April 3, 2021, of our $217.1 million of Cash and Cash Equivalents and Short-term Investments, $65.1 million was held domestically, while $152.0 million was held by foreign subsidiaries, and approximately 51% was based in USD-denominated instruments. As of April 3, 2021, our Short-term Investments were composed of mutual funds. An additional source of liquidity is $98.6 million of availability from our revolving credit facility, net of outstanding letters of credit.

We use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments, such as our annual bonus/variable compensation plan, interest payments on our long-term debt, product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

During Fiscal Year 2021, Cash Provided by Operating Activities of $145.2 million was a result of $(57.3) million of Net Loss, non-cash adjustments to net loss of $226.0 million and a decrease in the net change in operating assets and liabilities of $(23.5) million. Cash Used in Investing Activities of $(18.9) million during Fiscal Year 2021 consisted primarily of Capital Expenditures of $(22.7) million, partially offset by Proceeds from Sales of Investments of $2.5 million and Proceeds from Sale of Property, Plant, and Equipment of $1.9 million. Cash Provided by Financing Activities of $353.3 million during Fiscal Year 2021 consisted primarily of Proceeds from Debt Issuance, net of Issuance Costs of $493.9 million and $12.3 million of Proceeds from Issuances Under Stock-based Compensation Plans. This was partially offset by $(147.0) million Repayments of Long-term Debt and $(5.9) million for Employees' Tax Withheld and Paid for Restricted Stock and Restricted Stock Units.

During Fiscal Year 2020, Cash Provided by Operating Activities of $78.0 million was a result of $(827.2) million of Net Loss, non-cash adjustments to net loss of $906.7 million and a decrease in the net change in operating assets and liabilities of $(1.5) million. Cash Used in Investing Activities of $(17.1) million during Fiscal Year 2020 consisted primarily of Capital Expenditures of $(22.9) million, partially offset by Proceeds from Sale of Property, Plant, and Equipment of $4.7 million and Proceeds from Sales of Investments of $2.2 million. Cash Used in Financing Activities of $(46.4) million during Fiscal Year 2020 consisted primarily Repayments of Long-term Debt of $(25.0) million, Payment of Cash Dividends of $(24.0) million, and Employees' Tax Withheld and Paid for Restricted Stock and Restricted Stock Units of $(9.9) million. The uses of cash were partially offset by Proceeds from Issuances Under Stock-based Compensation Plans of $12.5 million.

Capital Expenditures

We anticipate our capital expenditures in Fiscal Year 2022 will be approximately $35 million to $45 million, relating primarily to costs associated in our manufacturing capabilities, including tooling for new products, new information technology ("IT") investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Debt

On July 2, 2018, we entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced our prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount available of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility that matures in July 2025. On July 2, 2018, the Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. Borrowings under the Credit Agreement bear interest due on a monthly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. As of April 3, 2021, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.4 million. In Fiscal Year 2021, we prepaid $130.0 million of our outstanding principal on the term loan facility. For additional details, refer to Note 10, Debt, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
The financial covenants under the Credit Agreement and Amendment described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which become more stringent over time, including restrictions on the ability of us and certain of our subsidiaries to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions.

As of April 3, 2021, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.4 million and had $98.6 million available under the revolving credit facility. We believe that through the results of our cost reduction actions and debt pay downs, we will be able to continue to meet our financial covenants. However, if we are unable to meet our financial covenants, we have the ability to terminate the revolving line of credit such that the financial covenants are no longer applicable. During the fourth quarter of Fiscal Year 2021, the maximum secured net leverage ratio allowed under our covenants is 3.00 to 1.00. The covenant calculation provides for a number of allowable adjustments to earnings before interest, taxes, depreciation and amortization (EBITDA), including synergy cost savings. As of April 3, 2021, our secured net leverage ratio was 2.22 to 1.00, and we were in compliance with all financial covenants. Refer to Note 10, Debt, of the accompanying

Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On July 30, 2018, we entered into a four year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the contractually specified LIBOR interest rate associated with our credit facility agreement. The swap involves the receipt of floating-rate amounts for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swap. For additional details, refer to Note 16, Derivatives, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. As of April 3, 2021, the Company had $493.9 million of Restricted Cash recorded on the Consolidated Balance Sheets. Restricted Cash represents cash held in trust and restricted for use to redeem the 5.50% Senior Notes. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the 5.50% Senior Notes on May 17, 2021. Refer to Note 10, Debt, and Note 21, Subsequent Events, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During the year ended March 31, 2016, we obtained $488.4 million from debt financing, net of issuance costs. The debt matures on May 31, 2023 and bears interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year. Refer to Note 10, Debt, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We may at any time and from time to time, depending on market conditions and prices, continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment in the future of cash dividends if the Board determines to reinstate the dividend program, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under the ESPP. The Acquisition of Polycom affected our liquidity and leverage ratios and we are reducing our debt leverage ratios by prioritizing the repayment of the debt obtained to finance such Acquisition. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

Toll Charge

As of April 3, 2021, the Company had paid $19.5 million of the toll charge under the Tax Act and the remaining toll charge liability of $59.4 million will be paid over the next five years. The Company also paid a $6.9 million toll charge in October 2018 related to Polycom’s pre-acquisition toll charge. For additional details, refer to Note 17, Income Taxes, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Common Stock Repurchases

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, our Board approved a 1.0 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During Fiscal Years 2021 and 2020, we did not repurchase any shares of our common stock. As of April 3, 2021, there remained a total of 1,369,014 shares authorized for repurchase under the share repurchase program approved by the Board. Refer to Note 13, Common Stock Repurchases, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We had no retirements of treasury stock in Fiscal Years 2021 or 2020.

Dividends

On April 15, 2020, we announced that our Board authorized the suspension of the quarterly dividend in order to further preserve financial flexibility. The suspension of the quarterly cash dividend resulted in approximately $25 million of annualized cash savings, which we used for deleveraging and strengthening the balance sheet.

We believe that our current Cash and Cash Equivalents, Short-term Investments, Cash Provided by Operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the issuance of these Consolidated Financial Statements, however, any projections of future financial needs and sources of working capital are subject to uncertainty, particularly in light of the uncertainty resulting from the impact of COVID-19 on our financial results.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Annual Report on Form 10-K, including the sections entitled “Part I. Certain Forward-Looking Information” and “Part I. Item 1A. Risk Factors” for factors that could affect our estimates for future financial needs and sources of working capital.

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

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our Consolidated Balance Sheets until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results.

Contractual Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that typically covers periods up to 52 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of April 3, 2021, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $667.0 million, including off-balance sheet consigned inventories of $57.3 million.

The following table summarizes our future contractual obligations as of April 3, 2021 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases (1)	$59,184	$19,024	$17,826	$10,462	$11,872
Unconditional purchase obligations	667,016	636,463	29,333	1,220	—
Long-term debt (2)	2,188,435	507,438	47,306	1,064,184	569,507
Toll charge	59,445	5,790	33,929	19,726	—
Total contractual obligations	$2,974,080	$1,168,715	$128,394	$1,095,592	$581,379
(1)  Included in the lease obligations are sublease receipts, which have been netted against the gross lease payments above to arrive at our net minimum lease payments. Certain of these leases provide for renewal options and we may exercise the renewal options.
(2) Includes future interest on outstanding debt.

Operating Leases

We lease certain facilities under operating leases expiring through the year ended April 3, 2027. Certain of these leases provide for renewal options for periods ranging from one to five years and in the normal course of business, we may exercise the renewal options. In addition to the net minimum lease payments noted above, we are contractually obligated to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that typically covers periods up to 52 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. During Fiscal Year 2021, we experienced limited supply and an increase in lead time for certain key components, including semiconductor chips. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including outreach to critical suppliers and entering into more contractual obligations to secure supply. As of April 3, 2021, we had outstanding off-balance sheet third-party manufacturing and component purchase commitments of $534.9 million. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

Toll Charge

As of April 3, 2021, our obligation associated with the deemed repatriation toll charge is $59.4 million, which we are paying over an eight year period in installments. For additional details regarding the Tax Act and the toll charge, refer to Note 17, Income Taxes, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Unrecognized Tax Benefits

As of April 3, 2021, short-term and long-term income taxes payable reported on our Consolidated Balance Sheet included unrecognized tax benefits and related interest of $21.7 million and $3.6 million, respectively. We are unable to reliably estimate the timing of unrecognized tax benefits, as such, they are not included in the contractual obligations table above. In February 2021, we reached a settlement with Israeli Tax Authority covering tax years 2014 to 2018. As a result of this settlement, we decreased $2.9 million of unrecognized tax benefits during the fourth quarter of Fiscal Year 2021.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). In connection with the preparation of our Consolidated Financial Statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends, future expectations and other factors that management believes to be relevant at the time our Consolidated Financial Statements are prepared. On an ongoing basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2, Significant Accounting Policies, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We believe the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee.

•Revenue Recognition and Related Allowances
•Inventory Valuation
•Income Taxes

•Goodwill, Purchased Intangibles, and Impairment

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

Our indirect channel model includes both a two-tiered distribution structure, where we sell to distributors that subsequently sell to resellers, and a one-tiered structure where we sell directly to resellers. For these arrangements, transfer of control begins at the time access to our services is made available to our customer and entitlements have been contractually established, provided all other criteria for revenue recognition are met. Judgment is required to determine whether our distributors and resellers have the ability to honor their commitment to pay, regardless of whether they collect payment from their customers. If market conditions change significantly, including increased uncertainty of our channel partners liquidity as a result of COVID-19, it could change our assessment, causing a material change in the amount of revenue that we report in a particular period.

Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return in limited circumstances, such as stock rotation, non-conforming products, and instances where the Company provides its approval. Certain agreements with retail customers may permit rights of return for additional reasons, such as customer satisfaction, in accordance with the terms of the particular contract. Our agreements typically provide for various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory in the distribution channel. The partner incentives reduce revenue in the current period and are intended to drive hardware sell through. Depending on how the payments are made and whether we have right to offset, the reserves associated with the partner incentive programs are recorded on the Consolidated Balance Sheet as either contra Accounts Receivable or Accounts Payable. For more details about revenue recognition see Note 19, Revenue and Major Customers, and the Risk Factors: "Failure to adequately service and support our product offerings, or a decline in demand for our service offerings, could harm our results of operations," and "The increased use of software in our products could impact the way we recognize revenue which could adversely impact our financial results" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. The Company holds inventory for both its products and services businesses. The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a subset of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times, and last-time buys have historically contributed to inventory write-downs. Our demand forecast considers historical sales, sales price, projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors. Significant and abrupt changes in product demand increases the complexity of management's evaluation of potential excess or obsolete inventory. During Fiscal Year 2021, the impact of the COVID-19 pandemic was an incremental variable in assessing our risk profile with respect to demand changes. Refer to "Off Balance Sheet Arrangements" for additional details regarding consigned inventories.

We have not made any material changes in the accounting methodology we use to estimate our inventory write-downs or adverse purchase commitments during the periods presented. If the demand or market conditions for our products are less favorable than forecasted, including any market shifts or product demand due to the COVID-19 pandemic, or if unforeseen technological changes negatively impact the utility of our inventory, we may be required to record additional inventory write-downs or adverse purchase commitments, which would negatively affect our results of operations in the period the write-downs or adverse purchase commitments were recorded. If we increased our inventory reserve and adverse purchase commitment reserve estimates as of April 3, 2021 by a hypothetical 10%, the reserves and cost of revenues would have each increased by approximately $3.7 million and our net income would have been reduced by approximately $3.3 million. For more details about purchased inventory valuation and inventory reserves see Note 5, Details of Certain Balance Sheet Accounts and the Risk Factors: "The success of our new products depends on several factors which, if not achieved, could adversely impact our financial results," and "Product obsolescence or discontinuance and excess inventory can negatively affect our results of operations" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

Income Taxes

We are subject to income taxes in the U.S. and various foreign jurisdictions and our income tax returns are periodically audited by domestic and foreign tax authorities. These audits may include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years may be subject to audit by various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record a liability for such exposures. A number of years may elapse before a particular matter for which we have established a liability is audited and fully resolved or clarified.

To the extent we prevail in matters for which a liability has been established, or are required to pay amounts in excess of our established liability, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would generally require use of our cash and may result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement may be recognized as a reduction in our effective income tax rate in the period of resolution.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more-likely-than-not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. For more details about income taxes see Note 17, Income Taxes, and the Risk Factor: "We operate in multiple tax jurisdictions globally. Our corporate tax rate may increase or we may incur additional tax liabilities, and/or changes in applicable tax regulations and resolutions of tax disputes could negatively impact our cash flow, financial condition, and results of operations" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

Goodwill, Purchased Intangibles, and Impairment

Goodwill has been measured as the excess of the cost of an acquisition over the amount assigned to tangible and identifiable intangible assets acquired, less liabilities assumed.  At least annually, in the fourth quarter of each fiscal year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. The identification and measurement of goodwill impairment involves the estimation of fair value at the Company’s reporting unit level.  The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed. However, if the Company concludes otherwise, a quantitative impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the Company's reporting units is estimated using a discounted cash flow model (income approach), which utilizes Level 3 inputs. The income approach includes assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. These assumptions also consider the current industry environment and outlook, and the resulting impact on the Company's expectations for the performance of its business.

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the related asset group may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset group exceeds its fair value. The fair value of an asset group is estimated using a discounted cash flow model (income approach), which utilizes Level 3 inputs. The income approach includes assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. For more details about impairment of goodwill and other intangible assets see Note 8, Goodwill and Purchased Asset Intangibles, and the Risk Factor: "Critical accounting estimates involve the use of judgements and if actual results vary from our estimates or assumptions underlying such estimates, our financial results could be negatively affected" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 3, Recent Accounting Pronouncements, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K..

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those included within “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K.

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

On July 30, 2018, we entered into a four year amortizing interest rate swap agreement with Bank of America, NA as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes by minimizing movements in future debt payments with this interest rate swap.

The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated this interest rate swap as a cash flow hedge. Changes in the fair value of the derivative are recorded to Other Comprehensive Loss on the Consolidated Statements of Comprehensive Loss and are reclassified to Interest Expense over the life of the agreement. For additional details, refer to Note 16, Derivatives, of the accompanying Notes to the Consolidated Financial Statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.. During Fiscal Year 2021, we made payments of approximately $14.1 million on our interest rate swap and recognized $13.6 million within Interest Expense on the Consolidated Statement of Operations. As of April 3, 2021, we had an immaterial amount of interest accrued within Accrued Liabilities on the Consolidated Balance Sheet. We had an unrealized pre-tax loss of approximately $10.1 million recorded within Accumulated Other Comprehensive Loss as of April 3, 2021. A hypothetical 10% increase or decrease on market interest rates related to our outstanding term loan facility could result in a corresponding increase or decrease in annual interest expense of approximately $0.1 million.

Interest rates decreased during Fiscal Year 2021 compared to the prior fiscal year. During Fiscal Year 2021, we generated approximately $0.3 million of interest income from our portfolio of Cash Equivalents and Short-term Investments, compared to $0.8 million in Fiscal Year 2020.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the USD.  Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our Total Net Revenues and Gross Margins, as expressed in USD.  There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

The primary currency fluctuations to which we are exposed are the EUR, GBP, and MXN"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated Cash, Accounts Receivable, and Accounts Payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes. While our existing hedges cover a certain amount of exposure for the upcoming fiscal year, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts.

The impact of changes in foreign currency rates recognized in Other Non-Operating Income, net was immaterial in Fiscal Years 2021 and 2020. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated Cash, Accounts Receivable, and Accounts Payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of April 3, 2021 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$65.9	$6.6	$(6.6)
GBP	Sell GBP	$13.7	$1.4	$(1.4)

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a six to 12-month term. Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

Approximately 57%, 52%, and 53% of Total Net Revenues in Fiscal Years 2021, 2020, and 2019, respectively, were derived from sales outside of the U.S., which were denominated primarily in EUR and GBP in each of the fiscal years.

As of April 3, 2021, we had foreign currency put and call option contracts with notional amounts of approximately €91.4 million and £18.1 million denominated in EUR and GBP, respectively. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $9.3 million or incur a loss of $7.3 million, respectively. As of March 28, 2020, we had foreign currency put and call option contracts with notional amounts of approximately €67.0 million and £18.4 million, denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales.

The table below presents the impact on the valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of April 3, 2021 (in millions):

Currency - option contracts	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$139.4	$0.7	$(6.7)
Put options	$128.9	$8.3	$(1.0)
Forwards	$111.2	$11.1	$(11.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of April 3, 2021, we had cross currency swap contracts with notional amounts of approximately MXN 564.3 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of April 3, 2021 (in millions):

Currency - cross-currency swap contracts	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$27.2	$(2.7)	$2.7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Plantronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plantronics, Inc. and its subsidiaries (the “Company”) as of April 3, 2021 and March 28, 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity/(deficit) and cash flows for each of the three years in the period ended April 3, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended April 3, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 3, 2021 and March 28, 2020, and the results of its operations and its cash flows for each of the three years in the period ended April 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Valuation - Product Inventory
As described in Notes 2 and 7 to the consolidated financial statements, inventories are valued at the lower of cost or net realizable value. Management writes down inventories that have become obsolete, are in excess of anticipated demand, or are greater than net realizable value. The Company has $194.4 million of inventory, net as of April 3, 2021 of which a portion relates to product inventory. As disclosed by management, the estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. The estimate of the forecasted demand considers historical sales, sales price, projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.
The principal considerations for our determination that performing procedures relating to inventory valuation - product inventory is a critical audit matter are (i) the significant judgment by management when developing the estimate of write downs for excess and obsolete inventory; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of management's assumption related to forecasted demand.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of product inventory. These procedures also included, among others, (i) testing management’s process for developing the estimate of write downs for excess and obsolete inventory, (ii) evaluating the appropriateness of management’s methodology, (iii) evaluating the reasonableness of management’s assumption related to forecasted demand, and (iv) testing the completeness and accuracy of data used in developing the estimate. Evaluating the reasonableness of management’s assumption related to forecasted demand included evaluating historical sales, sales price, projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.

/s/ PricewaterhouseCoopers LLP
San Jose, California
May 18, 2021
We have served as the Company’s auditor since 1988.

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 3, 2021	March 28, 2020
ASSETS
Current assets
Cash and cash equivalents	$202,560	$213,879
Restricted cash	493,908	—
Short-term investments	14,559	11,841
Accounts receivable, net	267,464	246,835
Inventory, net	194,405	164,527
Other current assets	65,214	47,946
Total current assets	1,238,110	685,028
Non-current assets
Property, plant, and equipment, net	140,875	165,858
Purchased intangibles, net	341,614	466,915
Goodwill	796,216	796,216
Deferred tax assets	95,800	82,496
Other assets	51,654	60,661
Total assets	$2,664,269	$2,257,174

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$151,244	$102,159
Accrued liabilities	394,084	373,666
Current portion of long-term debt	478,807	—
Total current liabilities	1,024,135	475,825
Non-current liabilities
Long-term debt, net of issuance costs	1,496,064	1,621,694
Long-term income taxes payable	86,227	98,319
Other long-term liabilities	138,609	144,152
Total liabilities	2,745,035	2,339,990
Commitments and contingencies (Note 9)
Stockholders' deficit
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 58,908 and 57,237 shares issued as of April 3, 2021 and March 28, 2020, respectively	912	896
Additional paid-in capital	1,556,272	1,501,340
Accumulated other comprehensive loss	(3,221)	(13,582)
Accumulated deficit	(765,233)	(707,904)
Total stockholders' equity before treasury stock	788,730	780,750
Less: Treasury stock at cost (17,156 and 16,829 common shares as of April 3, 2021 and March 28, 2020, respectively)	(869,496)	(863,566)
Total stockholders' deficit	(80,766)	(82,816)
Total liabilities and stockholders' deficit	$2,664,269	$2,257,174

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net revenues
Net product revenues	$1,470,826	$1,432,736	$1,510,770
Net service revenues	256,781	264,254	163,765
Total net revenues	1,727,607	1,696,990	1,674,535
Cost of revenues
Cost of product revenues	863,529	1,049,826	902,625
Cost of service revenues	87,527	94,929	77,771
Total cost of revenues	951,056	1,144,755	980,396
Gross profit	776,551	552,235	694,139

Operating expenses
Research, development, and engineering	209,290	218,277	201,886
Selling, general, and administrative	488,378	595,463	567,879
Impairment of goodwill and long-lived assets	—	489,094	—
Loss (gain), net from litigation settlements	17,561	(721)	975
Restructuring and other related charges	48,704	54,177	32,694
Total operating expenses	763,933	1,356,290	803,434

Operating income (loss)	12,618	(804,055)	(109,295)
Interest expense	82,606	92,640	83,000
Other non-operating income, net	(5,108)	(112)	(6,603)
Loss before income taxes	(64,880)	(896,583)	(185,692)
Income tax benefit	(7,549)	(69,401)	(50,131)
Net loss	$(57,331)	$(827,182)	$(135,561)

Per share data
Basic and diluted loss per common share	$(1.40)	$(20.86)	$(3.61)
Basic and diluted shares used in computing loss per common share	41,044	39,658	37,569

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Net loss	$(57,331)	$(827,182)	$(135,561)

Other comprehensive income (loss), before tax
Foreign currency translation adjustment	—	(220)	150
Unrealized gains (losses) on cash flow hedges
Unrealized cash flow hedge losses	(6,807)	(13,172)	(4,176)
Net losses (gains) reclassified into Net Revenues	3,479	(4,270)	(4,034)
Net losses (gains) reclassified into Cost of Revenues	(166)	(238)	(177)
Net losses reclassified into Interest Expense	13,588	5,004	2,600
Net unrealized gains (losses) on cash flow hedges	$10,094	$(12,676)	$(5,787)
Unrealized gains on investments
Unrealized holding gains during the year	—	—	198
Income tax benefit (expense) in other comprehensive income	267	(211)	2,095
Other comprehensive income (loss)	10,361	(13,107)	(3,344)

Comprehensive loss	$(46,970)	$(840,289)	$(138,905)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Cash flows from operating activities
Net loss	$(57,331)	$(827,182)	$(135,561)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	164,867	230,262	201,369
Amortization of debt issuance costs	6,427	5,402	4,593
Stock-based compensation	42,644	57,095	41,934
Impairment of goodwill and long-lived assets	—	663,329	—
Deferred income taxes	(21,174)	(97,031)	(49,932)
Provision for excess and obsolete inventories	13,527	24,115	7,386
Restructuring and other related charges	48,704	54,177	32,694
Cash payments for restructuring charges	(33,764)	(37,269)	(29,463)
Other operating activities	4,751	6,580	9,640
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(24,253)	33,499	(10,307)
Inventory	(41,994)	(6,709)	(7,182)
Current and other assets	(26,126)	31,720	30,747
Accounts payable	46,453	(31,768)	3,658
Accrued liabilities	38,206	(49,275)	61,593
Income taxes	(15,757)	21,074	(45,122)
Net cash provided by operating activities	145,180	78,019	116,047
Cash flows from investing activities
Proceeds from sales of investments	2,529	2,173	131,300
Proceeds from maturities of investments	—	—	131,017
Purchase of investments	(591)	(1,067)	(822)
Acquisition, net of cash acquired	—	—	(1,642,241)
Capital expenditures	(22,715)	(22,880)	(26,797)
Proceeds from sale of property, plant, and equipment	1,900	4,692	—
Net cash used in investing activities	(18,877)	(17,082)	(1,407,543)
Cash flows from financing activities
Repurchase of common stock	—	—	(13,177)
Employees' tax withheld and paid for restricted stock and restricted stock units	(5,930)	(9,891)	(14,070)
Proceeds from issuances under stock-based compensation plans	12,307	12,486	15,730
Payment of cash dividends	—	(23,970)	(22,880)
Proceeds from revolving line of credit	50,000	—	—
Repayments of revolving line of credit	(50,000)	—	—
Repayments of long-term debt	(146,980)	(25,000)	(103,188)
Proceeds from debt issuance, net of issuance costs	493,922	—	1,244,713
Net cash provided by (used in) financing activities	353,319	(46,375)	1,107,128
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,967	(3,192)	(3,784)
Net increase (decrease) in cash, cash equivalents, and restricted cash	482,589	11,370	(188,152)
Cash, cash equivalents, and restricted cash at beginning of year	213,879	202,509	390,661
Cash, cash equivalents, and restricted cash at end of year	$696,468	$213,879	$202,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
Supplemental disclosures (in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Cash paid for income taxes	$25,561	$3,550	$44,917
Cash paid for interest	77,785	82,059	75,684

The following table provides a reconciliation of Cash and Cash Equivalents and Restricted Cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

(in thousands)	April 3, 2021	March 28, 2020
Cash and cash equivalents	$202,560	$213,879
Restricted cash	493,908	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$696,468	$213,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at March 31, 2018	33,251	$816	$876,645	$2,870	$299,066	$(826,427)	$352,970
Adoption of new accounting standards	—	—	—	(124)	2,719	—	2,595
Net loss	—	—	—	—	(135,561)	—	(135,561)
Foreign currency translation adjustments	—	—	—	150	—	—	150
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(3,371)	—	—	(3,371)
Proceeds from issuances under stock-based compensation plans	576	4	18,716	—	—	—	18,720
Repurchase of restricted common stock	(93)	—	—	—	—	—	—
Issuance of common stock for acquisition	6,352	64	494,201	—	—	—	494,265
Cash dividends, $0.60 per common share	—	—	—	—	(22,880)	—	(22,880)
Stock-based compensation	—	—	41,934	—	—	—	41,934
Repurchase of common stock	(361)	—	—	—	—	(13,177)	(13,177)
Employees' tax withheld and paid for restricted stock and restricted stock units	(207)	—	—	—	—	(14,070)	(14,070)
Other equity changes	—	—	112	—	—	—	112
Balances at March 30, 2019	39,518	884	1,431,608	(475)	143,344	(853,674)	721,687
Net loss	—	—	—	—	(827,182)	—	(827,182)
Foreign currency translation adjustments	—	—	—	(220)	—	—	(220)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(12,887)	—	—	(12,887)
Proceeds from issuances under stock-based compensation plans	426	6	751	—	—	—	757
Repurchase of restricted common stock	(40)	—	—	—	—	—	—
Cash dividends, $0.45 per common share	—	—	—	—	(23,970)	—	(23,970)
Stock-based compensation	—	—	57,094	—	—	—	57,094
Employees' tax withheld and paid for restricted stock and restricted stock units	(234)	—	—	—	—	(9,892)	(9,892)
Proceeds from Employee Stock Purchase Plan	736	6	11,887	—	—	—	11,893
Impact of new accounting standards adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at March 28, 2020	40,406	896	1,501,340	(13,582)	(707,904)	(863,566)	(82,816)
Net loss	—	—	—	—	(57,331)	—	(57,331)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	10,361	—	—	10,361
Proceeds from issuances under stock-based compensation plans	848	7	—	—	—	—	7
Exercise of stock options	10	—	427	—	—	—	427
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	42,644	—	—	—	42,644
Employees' tax withheld and paid for restricted stock and restricted stock units	(326)	—	—	—	—	(5,930)	(5,930)
Proceeds from Employee Stock Purchase Plan	823	9	11,864	—	—	—	11,873
Other equity changes	—	—	(3)	—	2	—	(1)
Balances at April 3, 2021	41,751	$912	$1,556,272	$(3,221)	$(765,233)	$(869,496)	$(80,766)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PLANTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Plantronics, Inc. (“Poly,” the “Company”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions that span headsets, open Session Initiation Protocol ("SIP") and native ecosystem desktop phones, conference room phones, video conferencing solutions and peripherals, including cameras, speakers, and microphones, cloud management and analytics software solutions, and services. The Company has two operating and reportable segments, Products and Services, and offers its products under the , Plantronics and Polycom brands.

Founded in 1961, the Company is incorporated in the state of Delaware under the name Plantronics, Inc. and in March 2019, the Company changed the name under which it markets itself to Poly. The Company is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "PLT." On May 13, 2021, the Company issued a press release announcing a change in our symbol on the NYSE to "POLY" effective at the open of market trading on May 24, 2021.

2.    SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The Company's Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company's reporting currency is United States Dollars ("USD"). In connection with the preparation of the Consolidated Financial Statements, the Company is required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, and the related disclosures. The Company bases its assumptions, estimates, and judgments on historical experience, current trends, future expectations, and other factors that management believes to be relevant at the time the Consolidated Financial Statements are prepared. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates, and judgments, including those related to revenues and related reserves and allowances, inventory valuation, product warranty obligations, the useful lives of long-lived assets, including property, plant, and equipment, investment fair values, stock-based compensation, the valuation of and assessment of recoverability of intangible assets and their useful lives, income taxes, contingencies, and restructuring charges, to ensure that the Consolidated Financial Statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates.

Risks and Uncertainties

The Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies due to the ongoing COVID-19 pandemic. The Company has assessed accounting estimates and other matters, including those using prospective financial information, using information that is reasonably available as of the issuance date of the Consolidated Financial Statements. The accounting estimates and other matters the Company has assessed included, but were not limited to, impairment of goodwill and other long-lived assets, provisions for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. The Company may make changes to these estimates and judgments, which could result in material impacts to the Consolidated Financial Statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region, as well as its own manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers as a result of COVID-19 and, as this virus has impacted various regions differently, the Company may in the future experience further business operation disruptions. Such disruptions have had, and may continue to have, a material impact on the Company's ability to fulfill customer orders and adversely affect the ability to meet customer demands as companies utilize work-from-home and hybrid work models. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession.

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

As of the issuance date of these Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned.  The Company has included the results of operations of acquired companies from the date of acquisition. All significant intercompany balances and transactions have been eliminated. Unless the context indicates otherwise, references to "we," "us," and "our" refer to Plantronics, Inc. and its subsidiaries.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to the last day of March. The year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The years ended March 28, 2020 ("Fiscal Year 2020") and March 30, 2019 ("Fiscal Year 2019") each had 52 weeks.

Financial Instruments

Cash and Cash Equivalents and Short-term Investments
All highly liquid investments with original stated maturities of three months or less at the date of purchase are classified as cash equivalents.

The Company's Short-term Investments, which are primarily mutual funds that are held in a rabbi trust under non-qualified deferred compensation plans, are classified as trading securities. The specific identification method is used to determine the cost of investments. Unrealized gains and losses are recorded in Other Non-Operating Income, net in the Consolidated Statements of Operations. Investments are classified as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

Derivative Financial Instruments
The Company measures all derivative instruments at fair value and reports them on the Consolidated Balance Sheets as assets or liabilities.  Changes in the fair value of derivatives are accounted for depending on the intended use of the derivative, designation of the hedging relationship, and whether or not the criteria to apply hedge accounting have been satisfied.

The Company has significant assets and liabilities denominated in foreign currencies subjecting it to foreign currency risk. The Company enters into foreign exchange forward contracts to reduce the impact of currency fluctuations on assets and liabilities denominated in foreign currencies.  The Company does not elect to apply hedge accounting for these forward contracts. Foreign currency forward contracts are measured at fair value with changes in fair value recorded within Other Non-Operating Income, net in the Consolidated Statements of Operations.  Foreign currency forward contracts are valued using pricing models that use observable inputs. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.

The Company has significant revenues and expenses denominated in foreign currencies subjecting it to foreign currency risk. The Company purchases foreign currency option contracts and cross-currency swaps that qualify as cash flow hedges, with maturities of up to 12 months, to reduce the volatility of cash flows related primarily to forecasted revenues and expenses. The designated derivative's gain or loss is initially recorded as a component of Accumulated Other Comprehensive Loss and is subsequently reclassified into the line item in the Consolidated Statements of Operations in which the hedged item is recorded, in the same period in which the transaction affects earnings. The cash flows from such hedges are presented in the same line item in the Consolidated Statements of Cash Flows as the items being hedged.

The Company has floating rate debt subjecting it to interest rate risk. On July 30, 2018, the Company entered into a four year amortizing interest rate swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The designated derivative's gain or loss is initially recorded as a component of Accumulated Other Comprehensive Loss and is subsequently reclassified into Interest Expense in the Consolidated Statements of Operations over the life of the underlying debt, as interest on the Company's floating rate debt is accrued.

The Company does not hold or issue derivative financial instruments for speculative trading purposes.  The Company enters into derivatives only with counterparties that are among the largest United States ("U.S.") banks, ranked by assets, in order to minimize its credit risk. To date, no counterparty has failed to meet its financial obligations under such contracts.

Provision for Doubtful Accounts

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks, and economic conditions that may affect a customer’s ability to pay.  Refer to Note 3, Recent Accounting Pronouncements, for additional information regarding our adoption of Accounting Standard Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective March 29, 2020.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value.  The Company holds inventory for both its products and services businesses. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. The Company writes down inventories that have become obsolete, are in excess of estimated demand, or are valued greater than net realizable value. The Company's estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of estimated demand.

A substantial portion of the raw materials, components and subassemblies (together, “parts”) used in the Company's products are provided by its suppliers on a consignment basis. These consigned inventories are not recorded on the Company's Consolidated Balance Sheets until it takes title to the parts, which occurs when they are consumed in the production process. The Company provides forecasts to its suppliers covering up to 52 weeks of demand and places purchase orders when the parts are consumed in the production process, at which time all rights, title, and interest in and to the parts transfers to the Company. Prior to consumption in the production process, the Company's suppliers bear the risk of loss and retain title to the consigned inventory. As of April 3, 2021, and March 28, 2020, the off-balance sheet consigned inventory balances were $57.3 million and $21.7 million, respectively.

The terms of the Company's agreements with suppliers allow the Company to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and are immaterial in all periods presented. As of April 3, 2021, the Company’s aggregate purchase commitments to its suppliers for parts used in the manufacture of the Company’s products, including the off-balance sheet consigned inventory discussed above, was $534.9 million, which the Company expects to utilize in the normal course of business, net of an immaterial purchase commitments reserve. The Company’s purchase commitments reserve reflects the Company’s estimate of purchase commitments it does not expect to use in normal ongoing operations generally within the next twelve months.

Product Warranty Obligations

The Company’s products include a warranty that is typically one to two years in duration, depending on the product and region. The warranty provides assurance that the product complies with agreed-upon specifications and is not sold separately. The warranty qualifies as an assurance warranty and is not a separate performance obligation. The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. The specific warranty terms and conditions range from one to two years, starting from the delivery date to the end user, and vary depending upon the product sold and the country in which the Company does business. Factors that affect warranty obligations include product failure rates, estimated return rates, the amount of time lapsed from the date of sale to the date of return, material usage, service related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience.

Goodwill, Purchased Intangibles and Impairment

Goodwill has been measured as the excess of the cost of acquisition over the amount assigned to tangible and identifiable intangible assets acquired, less liabilities assumed.  At least annually, in the fourth quarter of each Fiscal Year, or more frequently if indicators of impairment exist, management performs a review to determine if the carrying value of goodwill is impaired. Impairment testing is performed at the reporting unit level. The Company determines its reporting units by assessing whether discrete financial information is available and if segment management regularly reviews the results of that component. Goodwill has been assigned to reporting units.

The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more-likely-than-not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed. However, if the Company concludes otherwise, a quantitative impairment test must be performed by estimating the fair value of the reporting unit and comparing it with its carrying value, including goodwill. If the carrying amount of a reporting unit is greater than its estimated fair value, goodwill is written down by the excess amount, limited to the total amount of goodwill allocated to that reporting unit.

In the fourth quarter of Fiscal Year 2021, the Company performed the qualitative assessment and determined that it is more-likely-than-not that the carrying value of each of our reporting units is less than fair value. Therefore, we did not perform a quantitative assessment.

In the fourth quarter of Fiscal Year 2020, the Company performed a quantitative assessment and determined that the carrying amount of its reporting units were greater than its estimated fair value and therefore recorded an impairment charge. Refer to Note 8, Goodwill and Purchased Intangible Assets.

Purchased Intangibles are carried at cost and are amortized on a straight-line basis over their estimated useful lives. The Company does not have intangible assets with indefinite useful lives other than goodwill.

The Company reviews its long-lived assets to be held and used, including Property, Plant, and Equipment, right-of-use ("ROU") assets, and Purchased Intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of the related asset group may not be recoverable. Such conditions may include an economic downturn or a change in the assessment of future operations. The Company performs a recoverability test at the asset group level. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset group exceeds its fair value.

Property, Plant, and Equipment

Property, Plant, and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which range from one to 30 years.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining contractual lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the assets.

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

In addition, the Company elected to exclude leases with terms of one year or less from its Consolidated Balance Sheets and to continue to separately account for lease and non-lease components.

Fair Value Measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following is a summary of the hierarchy levels:

Level 1
Level 1 inputs are quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date. The Company's Level 1 financial assets consist of Cash and Cash Equivalents and Short-term Investments.

Level 2
Level 2 inputs are inputs, other than quoted prices, that are directly or indirectly observable for the asset or liability. Level 2 inputs include model-generated values that rely on inputs either directly observed or readily derived from available market data sources, such as Bloomberg or other news and data vendors. They include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic factors. The Company's Level 2 financial assets and liabilities consist of derivative foreign currency contracts, an interest rate swap, and long-term debt. The fair value of Level 2 derivative foreign currency contracts and the interest rate swap is determined using pricing models that use observable market inputs. For more information regarding the Company's derivative assets and liabilities refer to Note 16, Derivatives. The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price, when available. For more information regarding long-term debt refer to Note 10, Debt.

Level 3
Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. The Company has no Level 3 assets or liabilities.

Revenue Recognition

Total Net Revenues include gross revenue less sales discounts, product returns, and sales incentives, all of which require us to make estimates for the portion of these allowances that have yet to be credited or paid to our customers. Performance obligations are promises in a contract to transfer a distinct good or service to the customer, and are the basis for determining how revenue is recognized. Revenue is recognized when performance obligations are satisfied. Generally, this occurs with the transfer of control of products or services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue related to product shipments is generally recognized once title and risk of loss of the product are transferred to the customer. The Company believes that transfer of title and risk of loss best represent the moment at which the customer’s ability to direct the use of and obtain substantially all the benefits of an asset have been achieved. The Company has elected to recognize the cost for freight and shipping when control over products have transferred to the customer as an expense in Cost of Revenues in the Consolidated Statements of Operations.

The Company's Service Revenue is recognized either over-time or at a point-in-time, depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 85% of the Company's Net Service Revenues and are recognized ratably over the contract term, which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are provided in relatively even increments. For certain products, support or maintenance are provided free of charge without the purchase of a separate service contract. If the free service is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied performance obligation and recognizes service revenues over the estimated implied service period, which can range between one month to several years, depending on the circumstances. Revenues associated with professional services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract to each identified performance obligation based on stand-alone selling price (“SSP”). A fixed discount is always subject to allocation in this manner. If the transaction price is considered variable, the Company determines if the consideration is associated with one or many, but not all of the performance obligations, and allocates accordingly. Judgment is also required to determine the SSP for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and consider a number of characteristics, including consideration related to different service types, customers, and geographies. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

On occasion, the Company will fulfill only part of a purchase order due to lack of current availability for one or more items requested on an order. The Company's practice is to ship what is on hand, with the remaining goods shipped once the product is in stock, which is generally less than one year from the date of the order. Depending on the terms of the contract or operationally, undelivered or back-ordered items may be canceled by either party at their discretion.

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

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense for Fiscal Years 2021, 2020, and 2019 was $0.6 million, $0.8 million, and $1.2 million, respectively.

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance against particular deferred income tax assets if it is more-likely-than-not that those assets will not be realized. The provision for (benefit from) income taxes comprises the Company's current tax liability and changes in deferred income tax assets and liabilities.

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

Loss Per Share

The Company has stock-based compensation plans under which employees, non-employee directors, and consultants may be granted stock-based compensation awards, including shares of restricted stock on which non-forfeitable dividends are paid on unvested shares. As such, shares of restricted stock are considered participating securities under the two-class method of calculating loss per share. During all periods presented, the Company incurred a net loss. Therefore, no effect is given to participating securities since they do not share in the losses of the Company. For further details refer to Note 18, Computation of Loss Per Common Share.

Comprehensive Loss

Comprehensive Loss consists of two components, Net Income and Other Comprehensive Loss.  Other Comprehensive Loss refers to income, expenses, gains, and losses that are recorded as an element of Stockholders’ Deficit, but which are excluded from Net Income. Accumulated Other Comprehensive Loss, as presented in the accompanying Consolidated Balance Sheets, consists of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges, net of tax.

Foreign Operations and Currency Translation

The functional currency of each of the Company's subsidiaries is the USD. Assets and liabilities denominated in currencies other than the USD are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities.  Revenues and expenses are re-measured at average monthly rates, which approximate actual rates.  Foreign currency transaction gains and losses are recognized in Other Non-Operating Income, net, in the Consolidated Statements of Operations and are immaterial for all periods presented.

Stock-Based Compensation Expense

The Company applies the provisions of Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based compensation awards made to employees and non-employee directors based on estimated fair values as of the grant date. The Company recognizes compensation expense using the straight-line attribution approach over the service period for which the stock-based compensation is expected to vest. The Company estimates expected forfeitures at the time of grant based on historical activity, which the Company believes is indicative of expected future forfeitures.

The Company accounts for excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled. The amount of excess tax benefits or deficiencies will fluctuate from period-to-period based on the price of the Company’s stock, the volume of stock-based instruments settled or vested, and the grant date fair value. For further details refer to Note 17, Income Taxes.

Treasury Shares

From time to time, the Company repurchases shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions, in accordance with programs authorized by the Board of Directors ("Board").  Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued and the cost is recorded as a reduction to both retained earnings and treasury stock. The stock repurchase programs are intended to offset the impact of dilution resulting from the Company's stock-based compensation programs.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of Cash Equivalents, Short-term Investments, and Accounts Receivable, net.

The Company’s investment policy limits investments to highly-rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy.  As of April 3, 2021, the Company's investments were composed solely of mutual funds and money market funds. As of March 28, 2020, the Company's investments were composed solely of mutual funds.

Concentrations of credit risk with respect to Accounts Receivable, net are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Two customers, ScanSource and Ingram Micro Group, accounted for 24.9% and 24.7%, respectively, of total Accounts Receivable, net as of April 3, 2021. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of total Accounts Receivable, net as of March 28, 2020. The Company does not believe other significant concentrations of credit risk exist. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers.  The Company maintains a provision for doubtful accounts based upon expected collectability of all accounts receivable.

Certain inventory components required by the Company and our original design and contract manufacturers are only available from a limited number of suppliers.  The rapid rate of technological change, the necessity of developing and manufacturing products with short lifecycles, and global supply and demand may intensify these risks.  The inability to obtain components as required, or to develop alternative sources, as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. As a mitigation, the Company has ongoing efforts to identify alternative sourcing suppliers to eliminate reliance to the extent possible on one supplier.

Related Party

A vendor of the Company, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the Acquisition of Polycom for e-commerce services, is a wholly-owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly-owned subsidiary of Siris. Immediately prior to the Company's Acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole stockholder and, pursuant to the Company's Stock Purchase Agreement with Triangle, Triangle owned approximately 17.8% of the Company's issued and outstanding stock. However, Triangle sold all of its stock in two block sales to a broker-dealer on August 27, 2020 and November 23, 2020. As a result of the first block sale, one of the directors previously appointed to the Board resigned pursuant to the Stockholder Agreement with Triangle. The Board waived the resignation requirement with respect to a second director previously appointed in accordance with the Stockholder Agreement with Triangle As a consequence of these relationships, Digital River is considered a related party under ASC 850, Related-Party Disclosures. The Company had immaterial transactions with Digital River during Fiscal Years 2021 and 2020.

Accounts Receivable Financing

The Company holds a financing agreement with an unrelated third-party financing company (the "Financing Agreement") whereby the Company offers distributors and resellers direct or indirect financing on their purchases of products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, the Financing Agreement results in a transfer of the Company's receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under ASC 860, Transfers and Servicing ("ASC 860"), and is accounted for as a sale of financial assets, the related accounts receivable is excluded from the balance sheet upon receipt of the third-party financing company's payment remittance. In certain legal jurisdictions, the arrangements that involve maintenance services or products bundled with maintenance at one price do not qualify as sales of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860 and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In Fiscal Year 2021, total transactions entered pursuant to the terms of the Financing Agreement were approximately $91.3 million, of which $83.5 million was related to the transfer of a financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in Accounts Receivable, net on the Consolidated Balance Sheets as of April 3, 2021 was approximately $8.9 million due from the financing company. Total fees incurred pursuant to the Financing Agreement was $1.3 million for Fiscal Year 2021. These fees are recorded as a reduction of Net Revenues in the Consolidated Statement of Operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations or cash flows.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. The new model uses a forward-looking expected loss method, which will generally result in earlier recognition of allowances for losses. The Company adopted ASU 2016-13 effective March 29, 2020, using the modified retrospective transition method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. The adoption had an immaterial impact on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees are required to recognize a lease liability and a corresponding ROU asset on the balance sheet for virtually all leases, essentially eliminating off-balance sheet financing. On March 31, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach and recognized $57.3 million in ROU assets within Other Assets and $68.5 million in lease liabilities, of which $25.7 million and $42.8 million were included within Accrued Liabilities and Other Long-Term Liabilities, respectively, on the Consolidated Balance Sheet. The initial ROU assets recognized were adjusted for accrued rent and facility-related restructuring liabilities as of the adoption date. The adoption of ASU 2016-02 did not have a material impact on the Company's Consolidated Statements of Operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The Company adopted ASU 2014-09 as of April 1, 2018 using the modified retrospective method and recognized the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings.

4. ACQUISITION

Polycom Acquisition

On July 2, 2018 ("Acquisition Date"), the Company completed the Acquisition of Polycom based upon the terms and conditions contained in the Purchase Agreement dated March 28, 2018. The Company believes the Acquisition will better position Plantronics with its channel partners, customers, and strategic alliance partners by allowing the Company to pursue additional opportunities across the Unified Communications & Collaboration ("UC&C") market in both hardware end points and services.

At the closing of the Acquisition, the Company acquired Polycom for approximately $2.2 billion with the total consideration consisting of (1) 6.4 million shares of the Company's common stock (the "Stock Consideration") valued at approximately $0.5 billion and (2) approximately $1.7 billion in cash net of cash acquired (the "Cash Consideration"), resulting in Triangle, which was Polycom’s sole stockholder, owning approximately 16.0% of the Company immediately following the Acquisition. The consideration paid at closing was subject to a working capital, tax and other adjustments. This transaction was accounted for as a business combination and the Company has included the financial results of Polycom in the Consolidated Financial Statements since the date of Acquisition.

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

The fair value of in-process technology was determined using the discounted cash flow method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by thin-process technology, less charges representing the contribution of other assets to those cash flows. As of March 28, 2020, the Company had reclassified $58.0 million of completed in-process research and development into existing technology, which is being amortized over the estimated useful life.

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

Pro Forma (unaudited)
(in thousands)	Fiscal Year Ended March 30, 2019
Total net revenues	$2,008,245
Operating income (loss)	18,929
Net loss	$(38,516)

5.    CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND SHORT-TERM INVESTMENTS

The following tables summarize the Company’s Cash and Cash Equivalents, Restricted Cash, and Short-term Investments adjusted cost, gross unrealized gains, gross unrealized losses, and fair value by significant investment category recorded as Cash and Cash Equivalents, Restricted Cash, and Short-term Investments as of April 3, 2021 and March 28, 2020 (in thousands):

April 3, 2021		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Restricted Cash	Short-Term Investments
Cash and cash equivalents		$177,551	$—	$—	$177,551	$177,551		$—
Restricted cash	(1)	493,908			493,908		493,908
Level 1:
Mutual funds		12,622	1,945	(8)	14,559	—		14,559
Money market funds		25,009	—	—	25,009	25,009
Total cash and cash equivalents, restricted cash and short-term investments measured at fair value		$709,090	$1,945	$(8)	$711,027	$202,560	$493,908	$14,559

(1) Restricted cash represents the cash held in trust and restricted for use to redeem the 5.50% Senior Notes. Refer to Note 21, Subsequent Events.

March 28, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-Term Investments
Cash and cash equivalents	$213,879	$—	$—	$213,879	$213,879	$—
Level 1:
Mutual funds	12,938	31	(1,128)	11,841	—	11,841
Total cash and cash equivalents and short-term investments measured at fair value	$226,817	$31	$(1,128)	$225,720	$213,879	$11,841

As of April 3, 2021, and March 28, 2020, the Company's investments consisted of assets related to its deferred compensation plan and are classified as trading securities. The assets are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, refer to Note 6, Deferred Compensation. The Company did not incur material realized gains or losses during all periods presented.

There were no transfers between fair value measurement levels during Fiscal Years 2021 and 2020.
6.     DEFERRED COMPENSATION

As of April 3, 2021, the Company held investments in mutual funds with a fair value totaling $14.6 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $14.6 million as of April 3, 2021. As of March 28, 2020, the Company held investments in mutual funds with a fair value totaling $11.8 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability as of March 28, 2020 was $11.7 million.

The investments are classified as trading securities and are recorded in Short-term Investments in the Consolidated Balance Sheets. The liability is recorded in Accrued Liabilities and Other Long-Term Liabilities in the Consolidated Balance Sheets.

7.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts Receivable, net:

(in thousands)	April 3, 2021	March 28, 2020
Accounts receivable	$352,108	$350,642
Provisions for promotions and rebates	(82,315)	(101,666)
Provisions for doubtful accounts and sales allowances	(2,329)	(2,141)
Accounts receivable, net	$267,464	$246,835

Inventory, net:

(in thousands)	April 3, 2021	March 28, 2020
Raw materials	$87,050	$97,371
Work in process	9,511	459
Finished goods	97,844	66,697
Inventory, net	$194,405	$164,527

Property, Plant, and Equipment, net:

(in thousands)	April 3, 2021	March 28, 2020
Land	$15,643	$15,112
Buildings and improvements (useful life: 7-30 years)	131,752	132,153
Machinery and equipment (useful life: 1-10 years)	177,807	170,756
Software (useful life: 5-6 years)	60,244	60,552
Construction in progress	7,519	6,934
Property, plant, and equipment, gross	392,965	385,507
Accumulated depreciation and amortization	(252,090)	(219,649)
Property, plant, and equipment, net	$140,875	$165,858

Depreciation and amortization expense attributable to Property, Plant and Equipment for Fiscal Years 2021, 2020, and 2019 was $39.4 million, $46.1 million, and $40.6 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $13.2 million and $19.1 million at April 3, 2021 and March 28, 2020, respectively.  Amortization expense related to software in Fiscal Years 2021, 2020, and 2019 was $6.4 million, $10.1 million, and $11.0 million, respectively.

Included in construction in progress at April 3, 2021 was machinery and equipment, tooling for new products, building improvements, and IT-related expenditures. None of the items were individually material.

Accrued Liabilities:

(in thousands)	April 3, 2021	March 28, 2020
Short term deferred revenue	$141,375	$144,040
Employee compensation and benefits	84,318	48,153
Provision for returns	25,133	20,146
Operating lease liabilities, current	21,701	22,517
Accrued other	121,557	138,810
Accrued liabilities	$394,084	$373,666

Changes in the warranty obligation, which are recorded in Accrued Liabilities and Other Long-term Liabilities in the Consolidated Balance Sheets, are as follows:

(in thousands)	April 3, 2021	March 28, 2020
Warranty obligation at beginning of year	$15,261	$17,984
Warranty provision related to products shipped	21,112	18,736
Deductions for warranty claims processed	(19,168)	(21,333)
Adjustments related to preexisting warranties	179	(126)
Warranty obligation at end of year	$17,384	$15,261

Operating Leases:

	Balance Sheet
(in thousands)	Classification	April 3, 2021	March 28, 2020
ASSETS
Operating right-of-use assets(1)	Other Assets	$40,177	$44,226
LIABILITIES
Operating lease liabilities, current(2)	Accrued Liabilities	21,701	22,517
Operating lease liabilities, long-term	Other Liabilities	35,105	35,144
(1) During Fiscal Year 2021 and Fiscal Year 2020, the Company made $27.3 million and $24.2 million, respectively, in payments for operating leases included within Cash Provided by Operating Activities in the Consolidated Statements of Cash Flows.
(2) During Fiscal Year 2021 and Fiscal Year 2020, the Company recognized $13.7 million and $17.7 million, respectively, in operating lease expense, net of $5.4 million and $5.6 million in sublease income, respectively, within the Consolidated Statement of Operations.

8.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

During the fourth quarter of Fiscal Year 2021, the Company performed an initial assessment of qualitative factors to determine whether the existence of events and circumstances lead to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of relevant events and circumstances, the Company determined that it is more-likely-than-not that the fair value of all reporting units exceed carrying value. Therefore, no further impairment testing was performed and no impairment charges were recognized.

During the fourth quarter of Fiscal Year 2020, the Company experienced a sustained decrease in its stock price and determined that it was more-likely-than-not that the carrying value of the Company's reporting units exceeded their fair value. During the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management, which ultimately resulted in a change to the composition of its reportable segments and consequently a change from one to four reporting units: Headsets, Voice, Video, and Services (see Note 20, Segment Reporting and Geographic Information for additional information). As a result of the quantitative impairment test performed on a one reporting unit basis, the Company recorded a goodwill impairment loss of $323.1 million due to changes in the estimate of long-term future financial performance to reflect lower expectations for growth in revenue and earnings than previously estimated. Additionally, after the reallocation of goodwill to its four reporting units, the Company recorded an additional goodwill impairment loss of $47.8 million and $112.8 million to its Voice and Video reporting units, respectively. The fair value of the Company's reporting units was estimated using a discounted cash flow model (income approach), which used Level 3 inputs. The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. These assumptions also consider the current industry environment and outlook, and the resulting impact on the Company's expectations for the performance of its business.

The changes in the carrying amount of goodwill allocated to the Company's reportable segments for Fiscal Year 2021 and Fiscal Year 2020 are as follows:

(in thousands)	Poly Reportable Segment	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of March 30, 2019	$1,278,380	$—	$—	$1,278,380
Acquisition measurement period adjustments	1,517			1,517
Impairment prior to re-segmentation	(323,088)	—	—	(323,088)
Allocation due to re-segmentation	(956,809)	789,561	167,248	—
Impairment after re-segmentation	—	(160,593)		(160,593)
Balance as of March 28, 2020	—	628,968	167,248	796,216
Balance as of April 3, 2021	$—	$628,968	$167,248	$796,216

Purchased Intangibles, net

Purchased Intangibles, net consists primarily of existing technology, customer relationships, and trade names acquired in business combinations. Intangible assets with finite lives are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the related asset group may not be recoverable. As a result of the sustained decrease in stock price experienced in Fiscal Year 2020, the Company determined the Voice products asset group to not be recoverable and a quantitative impairment test was performed. The fair value of the Company's Voice products asset group was estimated using a discounted cash flow model (income approach) which used Level 3 inputs. The income approach included assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. The Company compared the fair value of the Voice products asset group to its carrying value and determined the existing technology and customer relationships intangible assets and certain machinery and equipment to be completely impaired. As a result, the Company recorded an impairment of long-lived assets totaling $179.6 million in the fourth quarter of Fiscal Year 2020 within its Product segment, of which $174.2 million and $5.4 million was classified as Cost of Revenues and Operating Expenses, respectively, in the Consolidated Statements of Operations. Impairment of long-lived assets was comprised of $175.0 million of intangible assets and $4.6 million of machinery and equipment. No impairment charges were recognized in Fiscal Year 2021.

As of April 3, 2021 and March 28, 2020, the carrying value of Purchased Intangibles, excluding fully amortized assets, is as follows:

	April 3, 2021				March 28, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Existing technology	$427,123	$(277,071)	$150,052	2.3 years	$427,123	$(208,848)	$218,275
Customer relationships	240,024	(128,740)	111,284	3.2 years	240,024	(84,506)	155,518
Trade names/Trademarks	115,600	(35,322)	80,278	6.3 years	115,600	(22,478)	93,122
Purchased intangibles	$782,747	$(441,133)	$341,614	3.5 years	$782,747	$(315,832)	$466,915

Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to Cost of Revenues and Operating Expenses in the Consolidated Statements of Operations. The Company recognized $124.9 million and $183.7 million of amortization expense in Fiscal Year 2021 and Fiscal Year 2020, respectively.

As of April 3, 2021, expected amortization expense attributable to Purchased Intangibles for each of the next five years and thereafter is as follows:

in thousands	Amount
2022	$113,858
2023	111,232
2024	65,936
2025	21,688
2026	12,844
Thereafter	16,056
Total	$341,614

9.     COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of April 3, 2021 were as follows:

(in thousands)	Operating Leases (1)
2022	$23,693
2023	10,013
2024	7,813
2025	5,816
2026	4,646
Thereafter	11,872
Total lease payments	63,853
Less: Imputed interest(2)	(7,047)
Present value of lease liabilities	$56,806
(1) The weighted average remaining lease term was 4.3 years as of April 3, 2021.
(2) The weighted average discount rate was 4.8% as of April 3, 2021.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for inventory, including electronic components such as semiconductor chips, in addition to service, capital expenditure, and general and administrative activities for which amounts are not recorded on the Consolidated Balance Sheets. As of April 3, 2021, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $667.0 million.

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

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom, Inc. in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for Inter Partes Review of the asserted patents which were granted by the PTAB. The District Court matter was stayed pending resolution of the IPRs. Oral argument was heard on the IPRs on October 20, 2020. On January 11, 2021, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company. On February 12, 2021, directPacket filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’588 patent. On March 15, 2021, Polycom filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’978 patent.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against the Company, its former CEO, Joseph Burton, its CFO, Charles Boynton, and its former CFO, Pamela Strayer, alleging various securities law violations. The Company disputes the allegations. The Court appointed lead plaintiff and lead counsel and renamed the action “In re Plantronics, Inc. Securities Litigation” on February 13, 2020. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint on August 7, 2020. Plaintiffs filed their opposition on October 2, 2020 and the Company replied on November 16, 2020. The hearing scheduled for January 13, 2021 was vacated and on March 29, 2021, the Court issued its order granting the Company’s motion to dismiss, but allowing the Plaintiffs leave to amend their complaint. On April 13, 2021, pursuant to the parties’ mutual agreement, the Court issued its order granting a stipulation and scheduling order which provides the plaintiffs until June 15, 2021 to consider whether or not to file a second amended complaint, and if filed, allowing defendants until August 16, 2021 to file a motion to dismiss, with plaintiffs’ opposition to such motion due on or before September 30, 2021, and with defendants’ reply to be filed on or before November 1, 2021.
On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss and the Court granted the such Motion with leave to amend as to defendants He, Chung and Williams, granted the Motion to Compel Arbitration for defendant Williams and granted in part and denied in part the Motion to Dismiss by defendants Puorro and the Company. Cisco filed an Amended Complaint and the defendants moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11, 2021 the Company filed its opposition. The Court issued its Case Management and Pretrial order setting a settlement conference which occurred on April 1, 2021. During such mediation conference, the parties agreed to stay the District Court case for 30 days to pursue settlement of pending claims. This 30 day period has run, however the parties are still in settlement discussions and have continue the stay.

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom, Inc. in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California, which remains pending. On January 29, 2021, the plaintiff amended its infringement contentions to add new accused products. On February 12, 2021, the plaintiff filed its opposition to the Motion to Transfer. Claim construction exchanges have begun, and a claim construction hearing was scheduled for April 22, 2021. Trial is scheduled for April 18, 2022.

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

10. DEBT

The estimated fair value and carrying value of the Company's outstanding debt as of April 3, 2021 and March 28, 2020 were as follows:

	April 3, 2021		March 28, 2020
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
4.75% Senior Notes	$492,580	$493,985	$—	$—
5.50% Senior Notes	482,669	478,807	359,140	495,409
Term Loan Facility	1,004,743	1,002,079	852,942	1,126,285

As of April 3, 2021, and March 28, 2020, the net unamortized discount, premium and debt issuance costs on the Company's outstanding debt were $22.6 million and $25.1 million, respectively.

4.75% Senior Notes

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. The Company received proceeds of $493.9 million from issuance of the 4.75% Senior Notes, net of issuance costs of $6.1 million, which are presented in the Consolidated Balance Sheets as a reduction to the outstanding amount payable and are being amortized to Interest Expense using the straight-line method, which approximates the effective interest method for this debt, over the term of the 4.75% Senior Notes. A portion of the proceeds was used to repay the outstanding principal of the 5.50% Senior Notes on May 17, 2021. Refer to Note 21, Subsequent Events.

The fair value of the 4.75% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 4.75% Senior Notes, when available (Level 2).

The Company may redeem all or part of the 4.75% Senior Notes, upon not less than a 15-day or more than a 60-day notice, however, the applicable redemption price will be determined as follows:

	Redemption Period Requiring Payment of:		Redemption Up To 40% Using Cash Proceeds From An Equity Offering (3)
	Make-Whole (1)	Premium (2)	Date	Specific Price
4.75% Senior Notes	Prior to March 1, 2024	On or after March 1, 2024	Prior to March 1, 2024	104.75%
(1) If the Company redeems the notes prior to the applicable date, the price is principal plus a make-whole premium, which means, the greater of (i) 1.0% of the principal or (ii) the excess of the present value of the redemption price at March 1, 2024 plus interest through March 1, 2024 over the principal amount.
(2) If the Company redeems the notes on or after the applicable date, the price is principal plus a premium which declines over time, as specified in the applicable indenture, together with accrued and unpaid interest.
(3) If the Company redeems the notes prior to the applicable date with net cash proceeds of one or more equity offerings, the price is equal to the amount specified above, together with accrued and unpaid interest, subject to a maximum redemption of 40% of the aggregate principal amount of the respective note being redeemed and at least 50% of the aggregate principal amount remains outstanding immediately after any such redemption (unless the notes are redeemed or repurchased substantially concurrently).

In addition, upon the occurrence of certain change of control triggering events, the Company may be required to repurchase the 4.75% Senior Notes, at a price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase. The 4.75% Senior Notes contain restrictive covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments and other restricted payments, transfer and sell assets, create liens, enter into transactions with affiliates, and engage in mergers, consolidations, or sales of assets.

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are presented in the Consolidated Balance Sheets as a reduction to the outstanding amount payable and are being amortized to Interest Expense, using the straight-line method, which approximates the effective interest method for this debt, over the term of the 5.50% Senior Notes. A portion of the proceeds was used to repay all then-outstanding amounts under the Company's revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes, when available (Level 2).

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

During Fiscal Year 2021, the Company repurchased $19.3 million aggregate principal amount of 5.50% Senior Notes and recorded an immaterial gain on extinguishment, which is included in Interest Expense in the Consolidated Statements of Operations. The Company did not incur prepayment penalties.

Term Loan Facility

In connection with the Polycom Acquisition completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 2.50% due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date under the Credit Agreement for the aggregate principal amount funded on the closing date under the Credit Agreement multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to Interest Expense over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the Acquisition of Polycom, to refinance certain debt of Polycom and to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility, which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected liens on, and security interests in, substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit.

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

Additionally, the Amendment modified the calculation of the Secured Net Leverage Ratio and the Interest Coverage Ratio solely for purposes of compliance with Sections 7.11(a) and 7.11(b) of the Credit Agreement to (i) calculate the Secured Net Leverage Ratio net of the aggregate amount of unrestricted Cash and Cash Equivalents (as defined in the Credit Agreement) on the Consolidated Balance Sheet of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) as of the date of calculation up to an amount equal to $150,000,000 and (ii) solely for purposes of any fiscal quarter ending from December 29, 2019 through December 26, 2020, increase the cap on Expected Cost Savings (as defined in the Credit Agreement) in determining Consolidated EBITDA (as defined in the Credit Agreement) to the greater of (A) 20% of Consolidated EBITDA for such Measurement Period (as defined in the Credit Agreement) (calculated before giving effect to any such Expected Cost Savings to be added back pursuant to clause (a)(ix) of the definition of Consolidated EBITDA) and (B)(x) for the period from December 29, 2019 through March 28, 2020, $121,000,000, (y) for the period from March 29, 2020 through June 27, 2020, $107,000,000 and (z) for the period from June 28, 2020 through December 26, 2020, $88,000,000.
The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of April 3, 2021, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its Consolidated Financial Statements for any annual period in which the Company generates excess cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during Fiscal Years 2021 or 2020 and therefore is not required to make any debt repayments. During Fiscal Year 2021, the Company prepaid $130.0 million aggregate principal amount of the Term Loan Facility and did not incur any prepayment penalties. The Company recorded an immaterial loss on extinguishment on the prepayment, which is included in Interest Expense in the Consolidated Statements of Operations. As of April 3, 2021, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.4 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

11. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2021 Restructuring Plans

During Fiscal Year 2021, the Company committed to additional actions to reduce expenses and align its overall cost structure to better align with projected revenue levels as well as reorganize its executive management to align to its new Chief Executive Officer's management structure. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of leased offices.

Fiscal Year 2020 Restructuring Plans

During Fiscal Year 2020, the Company committed to additional actions to rationalize post-Acquisition operations and costs to align the Company's cost structure to current revenue expectations. The costs incurred to date under these plans include severance benefits related to headcount reductions in the Company's global workforce, facility related charges due to consolidation of the Company's leased offices, asset impairments associated with consumer product portfolio optimization efforts, and other costs associated with legal entity rationalization.

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

The following table summarizes the Restructuring and Other Related Charges recognized in the Company's Consolidated Statements of Operations:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Severance	$26,467	$29,777	$25,033
Facility	3,274	3,247	2,241
Other (1)	3,803	10,207	5,420
Total cash charges	33,544	43,231	32,694
Non-cash charges (2)	15,160	10,946	—
Total restructuring and other related charges	$48,704	$54,177	$32,694
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent asset impairments due to closure or consolidation of facilities.

The following table summarizes the Company's restructuring liabilities during Fiscal Year 2021:

	As of March 28, 2020	Charges	Payments	As of April 3, 2021
FY 2021 Plans
Severance	$—	$27,130	$(21,091)	$6,039
Facility	—	313	600	913
Other	—	3,803	(3,617)	186
Total FY 2021 Plans	—	31,246	(24,108)	7,138
FY 2020 Plans
Severance	$7,475	$(1,164)	$(5,264)	$1,047
Facility	2,501	2,961	(2,181)	3,281
Other	1,621	—	(1,621)	—
Total FY 2020 Plans	11,597	1,797	(9,066)	4,328
FY 2019 Plans
Severance	147	501	(473)	175
Facility	—	—	—	—
Other	117	—	(117)	—
Total FY 2019 Plans	264	501	(590)	175
Severance	7,622	26,467	(26,828)	7,261
Facility	2,501	3,274	(1,581)	4,194
Other	1,738	3,803	(5,355)	186
Total	$11,861	$33,544	$(33,764)	$11,641

12.    STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders on June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting.  As of April 3, 2021, there have been 19,400,000 shares of common stock cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed seven years from the date it is granted. Stock options granted to employees vest over a three year period and stock options granted to non-employee directors vest over a four year period.

Restricted stock ("RSAs") and restricted stock units ("RSUs") are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the fair market value of our common stock on the date of grant. Restricted stock and restricted stock units granted to employees generally vest over a three year period and to non-employee directors over a one year period.

Performance-based restricted stock units ("PSUs") are granted to vice presidents and executives of the Company and contain a market condition based on Total Shareholder Return ("TSR"). The Leadership Development and Compensation ("LD&C") Committee of the Board sets a target and maximum value that each executive could earn based on an annual comparison of the total stockholder return on the Company's common stock against the iShares S&P North American Tech-Multimedia Networking Index ("Index"), an index the Committee determined appropriate to compare to the total stockholder return on its stock. Performance shares will be delivered in common stock over the vesting period of three years based on the Company’s actual performance compared to the target performance criteria. Awards granted prior to May 6, 2019 may equal from zero percent (0%) to 150% of the target award, and awards granted subsequent to May 6, 2019 may equal from zero percent (0%) to 200% of the target award. The fair value of PSUs is estimated on the grant date of award using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At April 3, 2021, options to purchase 54,000 shares of common stock and 2,643,462 shares of unvested restricted stock and restricted stock units were outstanding. There were 2,768,574 shares available for future grant under the 2003 Stock Plan.

2020 Inducement Equity Incentive Plan

On September 14, 2020, the Board adopted the 2020 Inducement Equity Incentive Plan (the "Inducement Plan"), The 2020 Inducement Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-statutory stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting. As of April 3, 2021, there have been 1,000,000 shares of common stock cumulatively reserved since inception of the Inducement Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and release of vested restricted stock units with newly issued common stock.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed seven years from the date it is granted. Stock options granted to employees vest over a three year period and stock options granted to non-employee directors vest over a four year period.

RSAs and RSUs are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the fair market value of our common stock on the date of grant. Restricted stock and restricted stock units granted to employees generally vest over a three year period and to non-employee directors over a one year period.

PSUs are granted to vice presidents and executives of the Company and contain a market condition based on TSR. The LD&C Committee of the Board sets a target and maximum value that each executive could earn based on an annual comparison of the total stockholder return on the Company's common stock against the Index, an index the Committee determined appropriate to compare to the total stockholder return on its stock. Performance shares will be delivered in common stock over the vesting period of three years based on the Company’s actual performance compared to the target performance criteria. Awards granted subsequent to May 6, 2019 may equal from zero percent (0%) to 200% of the target award. The fair value of PSUs is estimated on the grant date of award using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At April 3, 2021, there were no options granted to purchase shares of common stock and 399,000 shares of unvested restricted stock and restricted stock units outstanding. There were 601,000 shares available for future grant under the Inducement Plan.

2002 ESPP

On June 10, 2002, the Board adopted the 2002 ESPP, which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long.  There were 822,748, 736,184, and 138,133, shares issued under the ESPP in Fiscal Years 2021, 2020, and 2019, respectively.  At April 3, 2021, there were 177,257 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2021 was $11.9 million, net of taxes.

Stock-based Compensation Expense

The following table summarizes the amount of stock-based compensation expense included in the Consolidated Statements of Operations:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Cost of revenues	$2,939	$3,992	$4,176

Research, development and engineering	13,785	16,785	11,699
Selling, general, and administrative	25,926	36,318	26,059
Operating expenses	39,711	53,103	37,758

Total stock-based compensation expense	42,650	57,095	41,934
Income tax benefit	(10,321)	(7,369)	(9,891)
Total stock-based compensation expense, net of tax	$32,329	$49,726	$32,043

Stock Plan Activity

Stock Options

The following is a summary of the Company’s stock option activity during Fiscal Year 2021:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at March 28, 2020	352	$47.39
Options granted	—	$—
Options exercised	(10)	$42.66
Options forfeited or expired	(288)	$47.25
Outstanding at April 3, 2021	54	$48.98	1.6	$—

Vested and exercisable at April 3, 2021	54	$48.98	1.6	$—

The total intrinsic value of options exercised during Fiscal Years 2021 and 2020 was immaterial. The total intrinsic value of options exercised during Fiscal Year 2019 was $5.8 million. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise. The total cash received from employees as a result of employee stock option exercises during Fiscal Year 2021 was $0.4 million, net of taxes. There was an immaterial amount of total net tax benefit attributable to stock options exercised during Fiscal Year 2021.
As of April 3, 2021, all stock options outstanding were fully vested resulting in no unrecognized compensation cost.

Restricted Stock

Restricted stock consists of RSAs and RSUs. The following table summarizes the changes in unvested restricted stock for Fiscal Year 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 28, 2020	1,911	$43.71
Granted	1,440	$15.42
Vested	(888)	$44.47
Forfeited	(404)	$37.08
Non-vested at April 3, 2021	2,059	$24.91

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2021, 2020, and 2019 were $15.42, $33.77, and $68.00, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2021, 2020, and 2019 were $39.5 million, $38.2 million, and $27.8 million, respectively.

As of April 3, 2021, the total unrecognized compensation cost related to non-vested restricted stock awards was $26.2 million and is expected to be recognized over a weighted average period of 1.7 years.

Performance-based Restricted Stock

The following table summarizes the changes in unvested PSUs for Fiscal Year 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at March 28, 2020	421	$61.09
Granted	988	$22.83
Vested	(72)	$79.88
Forfeited	(354)	$42.69
Non-vested at April 3, 2021	983	$27.88

The weighted average grant-date fair values of PSUs granted during Fiscal Years 2021, 2020, and 2019 were $22.83, $57.16, and $75.43, respectively. The total grant-date fair values of PSUs that vested during Fiscal Year 2021 was $5.7 million. The total grant-date fair value of PSUs that vested during Fiscal Years 2020 and 2019 were immaterial.

As of April 3, 2021, the total unrecognized compensation cost related to non-vested PSU awards was $13.8 million and is expected to be recognized over a weighted average period of 1.1 years.

Valuation Assumptions

The Company estimates the fair value of ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimates the fair value of purchase rights granted under the ESPP using the following weighted average assumptions:

	Fiscal Year Ended
	April 3, 2021	March 28, 2020	March 30, 2019
Expected volatility	94.8%	67.0%	40.8%
Risk-free interest rate	0.1%	1.7%	2.4%
Expected dividends	—%	3.1%	1.1%
Expected life (in years)	0.5	0.5	0.5
Weighted-average grant date fair value	$12.60	$6.64	$14.44

The expected stock price volatility was determined based on an equally weighted average of historical and implied volatility.  Implied volatility is based on the volatility of the Company’s publicly traded options on its common stock with terms of six months or less.  The Company determined that a blend of implied volatility and historical volatility is more reflective of market conditions and a better indicator of expected volatility than using exclusively historical volatility.  The expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.  The dividend yield assumption is based on the Company's current dividend and the fair market value of its common stock at the date of grant.

13. COMMON STOCK REPURCHASES

From time to time, the Company's Board has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Repurchased shares are held as treasury stock until they are retired or re-issued. On November 28, 2018, the Board approved a 1.0 million shares repurchase program expanding its capacity to repurchase shares to approximately 1.7 million shares. As of April 3, 2021, there remained 1,369,014 shares authorized for repurchase under the repurchase program approved by the Board.

Repurchases by the Company pursuant to Board-authorized program are shown in the following table:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020
Value of shares withheld in satisfaction of employee tax obligations	$5,930	$9,891

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

There were no retirements of treasury stock during Fiscal Years 2021, 2020, and 2019.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of Accumulated Other Comprehensive Loss, net of tax, were as follows:

(in thousands)	April 3, 2021	March 28, 2020
Accumulated unrealized loss on cash flow hedges (1)	$(7,836)	$(18,197)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive loss	$(3,221)	$(13,582)
(1) Refer to Note 16, Derivatives, which discloses the nature of the Company's derivative assets and liabilities as of April 3, 2021 and March 28, 2020.

15.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute both pre-tax and Roth after-tax amounts to the plan through payroll withholdings, subject to certain annual limitations. Under the plan, the Company matches 100% of the first 3% of employees' eligible compensation contributed to the plan, then 50% of the next 3% of the employees' eligible compensation, contributed to the plan. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its plan at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2021, 2020, and 2019 were $10.0 million, $10.4 million, and $7.1 million, respectively.

16.    DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward exchange contracts and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes.  The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument.  The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of April 3, 2021.  The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions.  In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of April 3, 2021, the Company had International Swaps and Derivatives Association (ISDA) agreements with four applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's Consolidated Balance Sheets on a gross basis, even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of April 3, 2021 and March 28, 2020, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of April 3, 2021:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$5,106	$(5,106)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$5,106			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(11,700)	$5,106	$—	$(6,594)
Derivatives not subject to master netting agreements	—			—
Total	$(11,700)			$(6,594)

As of March 28, 2020:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$3,550	$(3,550)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$3,550			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(22,890)	$3,550	$—	$(19,340)
Derivatives not subject to master netting agreements	—			—
Total	$(22,890)			$(19,340)

The Company's derivative instruments are measured using Level 2 fair value inputs.

Non-Designated Hedges

As of April 3, 2021, the Company had foreign currency forward contracts denominated in EUR and GBP.  The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated Cash balances, Accounts Receivable, and Accounts Payable. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at April 3, 2021:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€56,000	$65,875	Sell EUR	1 month
GBP	£9,900	$13,680	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in Other Non-Operating Income, net in the Consolidated Statements of Operations was as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
(Loss)/Gain on foreign exchange contracts	$(3,248)	$2,665	$7,340

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a six to 12 month term.  Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	April 3, 2021		March 28, 2020
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€91.4	£18.1	€67.0	£18.4
Forward contracts	€76.0	£15.6	€50.2	£18.5

The Company will reclassify all related amounts in Accumulated Other Comprehensive Loss into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted MXN denominated expenditures with a cross-currency swap.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD equivalent at April 3, 2021. There were no MXN currency swaps outstanding at March 28, 2020.

(in thousands)	Local Currency		USD Equivalent	Position	Maturity
MXN	MXN	564,308	$27,246	Buy MXN	Monthly over twelve months

The Company will reclassify all related amounts in Accumulated Other Comprehensive Loss into earnings within the next twelve months.

Interest Rate Swap

On July 30, 2018, the Company entered into a four year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement. The Company has designated this interest rate swap as a cash flow hedge. The purpose of this swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The derivative is valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swap. Changes in the fair value of the interest rate swap are recorded to Other Comprehensive Loss on and reclassified to Interest Expense over the life of the underlying debt as interest is accrued. During Fiscal Year 2021, the Company recorded a loss of $13.6 million on its interest rate swap derivative designated as a cash flow hedge.

The Company will reclassify $8.0 million in Accumulated Other Comprehensive Loss into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Loss and the Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on Accumulated Other Comprehensive Loss and the Consolidated Statements of Operations for Fiscal Years 2021, 2020 and 2019:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Loss included in accumulated other comprehensive loss, as of beginning of period	$(20,156)	$(7,480)	$(1,693)
Loss recognized in other comprehensive loss	(6,807)	(13,172)	(4,176)
Loss/(gain) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations
Amount of loss/(gain) reclassified from accumulated other comprehensive loss into net revenues	3,479	(4,270)	(4,034)
Amount of loss/(gain) reclassified from accumulated other comprehensive loss into cost of revenues	(166)	(238)	(177)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense	13,588	5,004	2,600
Total amount of loss/(gain) reclassified from accumulated other comprehensive loss to the Consolidated Statements of Operations	16,901	496	(1,611)
Loss included in accumulated other comprehensive loss, as of end of period	$(10,062)	$(20,156)	$(7,480)

17.    INCOME TAXES

Income Tax Benefit for Fiscal Years 2021, 2020, and 2019 consisted of the following:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Current:
Federal	$(1,895)	$15,794	$(1,199)
State	1,780	2,310	2,550
Foreign	13,740	9,526	(1,550)
Total current income tax expense (benefit)	13,625	27,630	(199)
Deferred:
Federal	—	(12,899)	(37,577)
State	—	(768)	(4,160)
Foreign	(21,174)	(83,364)	(8,195)
Total deferred income tax benefit	(21,174)	(97,031)	(49,932)
Income tax benefit	$(7,549)	$(69,401)	$(50,131)

The components of Loss Before Income Taxes for Fiscal Years 2021, 2020, and 2019 are as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
United States	$(137,433)	$(756,095)	$(179,387)
Foreign	72,553	(140,488)	(6,305)
Loss before income taxes	$(64,880)	$(896,583)	$(185,692)

The following is a reconciliation between statutory federal income taxes and the income tax benefit for Fiscal Years 2021, 2020, and 2019:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Tax benefit at statutory rate	$(13,625)	$(188,282)	$(38,995)
Foreign operations taxed at different rates	(11,709)	2,497	(4,965)
State taxes, net of federal benefit	(5,077)	(14,326)	(1,610)
Research and development credit	(9,725)	(6,498)	(4,288)
US tax on foreign earnings	11,274	10,889	4,398
Impact of Tax Act	—	—	(3,728)
Goodwill impairment	—	101,604	—
Stock-based compensation	6,751	7,369	(1,196)
Internal restructuring related benefit	—	(65,069)	—
Valuation allowance change	23,928	68,486	—
Altera accrual	—	9,467	—
Tax rate change	(12,418)	—	—
Nondeductible compensation	1,209	1,187	1,611
Provision to return	2,707	1,717	—
Other, net	(864)	1,558	(1,358)
Income tax benefit	$(7,549)	$(69,401)	$(50,131)

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of April 3, 2021 and March 28, 2020 are as follows:

(in thousands)	April 3, 2021	March 28, 2020
Deferred tax assets
Accruals and other reserves	$36,503	$29,788
Deferred compensation	3,717	277
Net operating loss carry forward	10,923	11,810
Stock-based compensation	9,939	10,867
Interest expense	23	10,676
Tax credits	13,858	12,437
Capitalized R&D costs	54,725	41,123
Intangible assets	101,362	94,809
Other deferred tax assets	4,610	3,826
Unearned revenue	9,043	6,521
Property, plant, and equipment depreciation	1,045	818
Total deferred tax assets, before valuation allowance	245,748	222,952
Valuation allowance(1)	(101,740)	(81,436)
Total deferred tax assets, net	144,008	141,516

Deferred tax liabilities
Deferred gains on sales of properties	(1,137)	(1,128)
Purchased intangibles	(42,255)	(55,586)
Unremitted earnings of certain subsidiaries	(889)	(7,123)
Right of use assets	(5,623)	(5,316)
Total deferred tax liabilities	(49,904)	(69,153)
Net deferred tax assets	$94,104	$72,363

(1) Valuation allowance on federal and state deferred tax assets is net of federal tax impact.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized. Management evaluates and weighs all available positive and negative evidence such as historic results, projected future taxable income, future reversals of existing deferred tax liabilities, as well as prudent and feasible tax-planning strategies. On the basis of this evaluation, the Company maintains a 100% valuation allowance against its U.S. Federal and State deferred tax assets of $92.6 million.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. As of April 3, 2021 and March 28, 2020, the Company had unrecognized tax benefits of $149.5 million and $152.3 million, respectively. The increase of uncertain tax positions when compared to the prior year is primarily due to an enacted statutory tax rate increase in Netherlands, which resulted in remeasurement of unrecognized tax benefits. The unrecognized tax benefits as of April 3, 2021 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Balance at beginning of period	$152,307	$26,458	$12,612
Increase (decrease) of unrecognized tax benefits related to prior fiscal years	8,827	11,226	254
Increase of unrecognized tax benefits related to business combinations	—	89	13,329
Increase of unrecognized tax benefits related to current year income statement	—	115,824	2,069
Reductions to unrecognized tax benefits related to settlements with taxing authorities	(9,668)	(995)	—
Reductions to unrecognized tax benefits related to lapse of applicable statute of limitations	(2,000)	(295)	(1,806)
Balance at end of period	$149,466	$152,307	$26,458

The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $3.6 million and $4.0 million as of April 3, 2021 and March 28, 2020, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. The Federal statute is open from Calendar Year 2014. Foreign and State income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2014. Within the next twelve months, we believe that the resolution of certain U.S. and foreign tax examinations and negotiations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the tax examinations and negotiations progress further or the related statutes of limitations expire.

The Company's U.S. federal and state net operating losses carryforwards as of April 3, 2021, were $0.4 million and $1.2 million, respectively. The U.S. federal net operating losses will expire between 2022 and 2026, and the state net operating losses will expire at various dates through 2037. The federal credit of $3.2 million will expire at various dates between 2021 and 2041. The state credits of $10.1 million will expire at various dates between 2021 through 2041 except for California R&D credit, which does not expire.

We experienced an “ownership change” within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended, during the second quarter of Fiscal Year 2019 due to the acquisition of Polycom. This ownership change has and will continue to subject Polycom's net operating loss carryforwards to an annual limitation, which will restrict our ability to use them to offset our taxable income in periods following the ownership change. The annual limitation was determined to be $0.7 million.

18.    COMPUTATION OF LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method. The potentially dilutive effect of outstanding stock options and restricted stock has been excluded from the computation of diluted loss per share in all periods presented, as their effect is anti-dilutive, Refer to Note 2, Significant Accounting Policies, for additional information regarding the Company's computation of loss per common share.

The following table sets forth the computation of basic and diluted loss per common share for Fiscal Years 2021, 2020 and 2019:

	Fiscal Year Ended
(in thousands, except loss per share data)	April 3, 2021	March 28, 2020	March 30, 2019
Numerator:
Net loss	$(57,331)	$(827,182)	$(135,561)

Denominator:
Weighted-average common shares outstanding	41,044	39,658	37,569

Basic and diluted loss per common share	$(1.40)	$(20.86)	$(3.61)

Potentially dilutive securities excluded from diluted loss per share because their effect is anti-dilutive	1,262	1,740	616

19. REVENUE AND MAJOR CUSTOMERS

The Company designs, builds, and markets collaboration solutions which combine legendary audio expertise and powerful video and conferencing capabilities to create endpoints that power meaningful human connections and provide solutions that make life easier when they work together and with our partner's services.

The Company’s major product categories are Headsets, Video, Voice, and Services. Headsets include wired and wireless communication headsets; Voice includes open SIP and native ecosystem desktop phones as well as conference room phones; Video includes video conferencing solutions and peripherals, such as cameras, speakers, and microphones. The broad portfolio of Services include video interoperability, hardware and support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping customers achieve their goals for collaboration. The Company's cloud management and analytics software enables IT administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. All of the Company's solutions are designed to integrate seamlessly with the platform and services of our customers choice in a wide range of Unified Communications & Collaboration ("UC&C"), Unified Communication as a Service ("UCaaS"), and Video as a Service ("VaaS") environments. The Company's RealPresence collaboration solutions range from infrastructure to endpoints and allow people to connect and collaborate globally, naturally and seamlessly. As announced on February 4, 2020, the Company entered into a definitive agreement with Nacon S.A. and closed the transaction on March 19, 2020, completing the sale of the Company's consumer gaming assets for a net amount and resulting pre-tax gain on sale that are not material to the Company's Consolidated Financial Statements.

Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and computers. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to the Company's customers.

The following table disaggregates revenues by major product category for Fiscal Years 2021, 2020 and 2019:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Net revenues
Headsets	$823,451	$773,186	$910,699
Voice	221,131	375,505	344,586
Video	426,244	284,045	255,485
Services	256,781	264,254	163,765
Total net revenues	$1,727,607	$1,696,990	$1,674,535

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's Total Net Revenues for the Fiscal Years 2021, 2020 or 2019.

The following table presents Total Net Revenues by geography:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Net product revenues
U.S.	$647,321	$708,566	$729,930

Europe, Middle East, and Africa	512,196	398,721	432,899
Asia Pacific	208,597	221,912	245,499
Americas, excluding U.S.	102,712	103,537	102,442
Total international net product revenues	823,505	724,170	780,840
Total net product revenues	$1,470,826	$1,432,736	$1,510,770

Net service revenues
U.S.	$96,548	$102,103	$59,615

Europe and Africa	64,660	66,900	43,991
Asia Pacific	77,158	73,424	43,382
Americas, excluding U.S.	18,415	21,827	16,777
Total international net service revenues	160,233	162,151	104,150
Total service net revenues	256,781	264,254	163,765

Total net revenues	$1,727,607	$1,696,990	$1,674,535

Two customers, Ingram Micro Group and ScanSource, accounted for 19.3% and 19.0%, respectively, of Total Net Revenues for Fiscal Year 2021. Two customers, ScanSource and Ingram Micro Group accounted for 19.8% and 17.3%, respectively, of Total Net Revenues for Fiscal Year 2020. Two customers, ScanSource and Ingram Micro Group, accounted for 16.0% and 11.4%, respectively, of Total Net Revenues in Fiscal Year 2019. Total Net Revenues from ScanSource and Ingram Micro Group was comprised of both Product and Service revenue for all periods presented. ScanSource and Ingram Micro Group accounted for 24.9% and 24.7%, respectively, of Accounts Receivable, net as of April 3, 2021. Three customers, Ingram Micro Group, ScanSource, and Synnex Group, accounted for 22.2%, 17.3%, and 15.6%, respectively, of Accounts Receivable, net as of March 28, 2020.

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. The Company's deferred revenue balance was $213.8 million as of April 3, 2021, which represents 12.4% of Total Net Revenues for Fiscal Year 2021, and was $208.5 million as of March 28, 2020, which represents 12.3% of Total Net Revenues for Fiscal Year 2020. During Fiscal Year 2021, the Company recognized $144.1 million in Total Net Revenues that was recorded in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of April 3, 2021:

	April 3, 2021
(in millions)	Current	Non-current	Total
Unsatisfied (or partially unsatisfied) performance obligations	$141.4	$72.4	$213.8

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation, upon the start of service entitlement, or upon completion of services. Revenue is not generally recognized in advance of billings. The balance of contract assets was $4.1 million and $3.7 million as of as of April 3, 2021 and March 28, 2020, respectively. None of the Company's contracts are deemed to have significant financing components.

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

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to sales and marketing Expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with an amortization period of greater than one year are $4.9 million as of April 3, 2021. Amortization of capitalized contract costs for Fiscal Year 2021 was $2.3 million.

20.    SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's Chief Executive Office is identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations, and measures performance among its two operating segments: Products and Services. During the fourth quarter of Fiscal Year 2020, the Company made key changes to its executive management. We realigned our segment reporting structure commensurate with this change. The reportable segments are consistent with how the segments report to and are managed by Poly’s Chief Executive Officer (the CODM). As a result, the Company’s reportable segments consist of Products and Services. Prior periods have been reclassified to conform to current presentation.

The Products reportable segment includes the Company's Headsets, Voice and Video product lines. The Services reportable segment includes maintenance support on hardware devices as well as professional, managed and cloud services and solutions.

In managing the two operating segments the CODM uses information about their revenue and gross margin after adjustments to exclude certain non-cash transactions and activities that are not reflective of the Company's ongoing or core operations as further described below. The CODM does not review asset information by segment.

Asset impairment: During the fourth quarter of Fiscal 2020, the Company determined certain of its long-lived assets, primarily related to purchased intangibles recorded in connection with the Acquisition of Polycom, were not recoverable and as a result recorded impairment charges representing the excess carrying amount over the estimated fair value (see Note 8, Goodwill and Purchased Intangible Assets).

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

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's consolidated GAAP results:

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Segment revenues, as reviewed by CODM
Products	$1,471,963	$1,434,635	1,518,687
Services	270,049	296,308	240,672
Total segment revenues, as reviewed by CODM	$1,742,012	$1,730,943	$1,759,359

Segment gross profit, as reviewed by CODM
Products	$679,484	$697,212	$766,068
Services	182,522	201,382	162,884
Total segment gross profit, as reviewed by CODM	$862,006	$898,594	$928,952

	Fiscal Year Ended
(in thousands)	April 3, 2021	March 28, 2020	March 30, 2019
Total segment revenues, as reviewed by CODM	$1,742,012	$1,730,943	$1,759,359
Deferred revenue purchase accounting	(14,405)	(33,953)	(84,824)
GAAP total net revenues	$1,727,607	$1,696,990	$1,674,535

Total segment gross profit, as reviewed by CODM (1)	$862,006	$898,594	$928,952
Asset impairment	—	(174,235)	—
Purchase accounting amortization	(68,111)	(122,553)	(114,361)
Inventory valuation adjustment	—	—	(30,395)
Deferred revenue purchase accounting	(14,405)	(33,953)	(84,824)
Consumer optimization	—	(10,415)	—
Integration and rebranding costs	—	(1,211)	(1,057)
Stock-based compensation	(2,939)	(3,992)	(4,176)
GAAP gross profit	$776,551	$552,235	$694,139
(1) Includes depreciation expense of $14.4 million, $15.2 million, and $11.0 million in Fiscal Years 2021, 2020, and 2019, respectively.

The following table presents long-lived assets by geographic area on a consolidated basis:

(in thousands)	April 3, 2021	March 28, 2020
United States	$75,998	$95,521
Netherlands	16,299	17,670
Mexico	39,575	39,210
United Kingdom	3,928	3,962
China	16,871	20,476
Other countries	28,381	33,245
Total long-lived assets	$181,052	$210,084

21.    SUBSEQUENT EVENTS

Debt Extinguishment
On May 17, 2021, the Company redeemed the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million.

SUPPLEMENTARY QUARTERLY FINANCIAL DATA
(Unaudited)

Each of the Company's Fiscal Years ends on the Saturday closest to the last day of March.  The Company's Fiscal Year 2021 consisted of 53 weeks and Fiscal Year 2020 consisted of 52 weeks. Our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2021 ended on June 27, 2020, September 26, 2020, December 26, 2020, and April 3, 2021, respectively, and our interim fiscal quarters for the first, second, third, and fourth quarter of Fiscal Year 2020 ended on June 29, 2019, September 28, 2019, December 28, 2019, and March 28, 2020, respectively. All interim fiscal quarters presented below consisted of 13 weeks, except for the quarter ended April 3, 2021, which consisted of 14 weeks.

(in thousands, except per share data)	Quarter Ended
	April 3, 2021	December 26, 2020	September 26, 2020	June 27, 2020
Total net revenues	$476,233	$484,685	$410,969	$355,720
Gross profit	212,816	226,657	180,746	156,332
Net income (loss)	10,977	20,113	(13,405)	(75,015)
Basic net income (loss) per common share	0.26	0.49	(0.33)	(1.85)
Diluted net income (loss) per common share	0.25	0.48	(0.33)	(1.85)
Cash dividends declared per common share	—	—	—	—

(in thousands, except per share data)	Quarter Ended
	March 28, 2020[1]	December 28, 2019	September 28, 2019	June 29, 2019
Total net revenues	$403,043	$384,471	$461,709	$447,767
Gross profit	(10,328)	143,846	206,071	212,646
Net loss	(677,918)	(78,483)	(25,910)	(44,871)
Basic net loss per common share	(16.94)	(1.97)	(0.65)	(1.14)
Diluted net loss per common share	(16.94)	(1.97)	(0.65)	(1.14)
Cash dividends declared per common share	—	0.15	0.15	0.15

(1)The Company's consolidated financial results for the fourth quarter of Fiscal Year 2020 includes a non-cash impairment charge of $179.6 million to Intangible Assets and Property, Plant, and Equipment related to long-lived assets in the Voice asset group, as well as a non-cash impairment charge of $483.7 million to Goodwill related to an overall decline in the Company’s earnings and a sustained decrease in its share price. The Company also completed its internal intangible property restructuring between its wholly-owned subsidiaries to align the IP structure to its operations, resulting in a deferred tax asset and partially offset by a valuation allowance recorded against its U.S. deferred tax assets.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 3, 2021.

The effectiveness of the Company's internal control over financial reporting as of April 3, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors will be included under the captions "Nominees" and “Business Experience and Qualifications of Directors/Nominees” under the main caption "Proposal One – Election of Directors" in our definitive 2021 Proxy Statement for the 2021 Annual Meeting of Stockholders (“2021 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subheading “Audit Committee" in our 2021 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2021 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's Board.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item will be included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Leadership Development and Compensation Committee of the Board of Directors” and “Leadership Development and Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2021 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2021 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2021 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)Financial Statements.  The Consolidated Financial Statements of the Company are listed on the Index to the Consolidated Financial Statements in Item 8.

(2)Financial Statement Schedule.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Other (4)	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 30, 2019		$873	$3,927	$4,332	$(4,176)	$4,956
Year ended March 28, 2020		4,956	—	(2,297)	(518)	2,141
Year ended April 3, 2021		2,141	—	577	(389)	2,329

Provision for returns:	(2)
Year ended March 30, 2019		$10,225	$(10,225)	$—	$—	$—
Year ended March 28, 2020		—	—	—	—	—
Year ended April 3, 2021		—	—	—	—	—

Provision for promotions and rebates:	(2)
Year ended March 30, 2019		$38,284	$44,136	$417,422	$(376,789)	$123,053
Year ended March 28, 2020		123,053	(224)	441,250	(452,705)	111,374
Year ended April 3, 2021		111,374	4,619	378,777	(397,592)	97,178

Valuation allowance for deferred tax assets:	(3)
Year ended March 30, 2019		$2,514	$8,068	$7,469	$(2,264)	$15,787
Year ended March 28, 2020		15,787	—	71,561	(5,912)	81,436
Year ended April 3, 2021		81,436	—	21,087	(783)	101,740

(1)    Amounts charged to expenses or other accounts related to the provision for doubtful accounts are recorded as part of Selling, General, and Administrative expenses and amounts related to sales allowances are recorded as a reduction to Total Net Revenues in the Consolidated Statements of Operations.

(2)    Amounts charged to expenses or other accounts are recorded as a reduction to Total Net Revenues in the in the Consolidated Statements of Operations.

(3)    Amounts charged to expenses or other accounts are recorded as part of Income Tax Benefit in the Consolidated Statements of Operations.

(4)    Amounts represent changes in the accounts due to Acquisition of Polycom on July 2, 2018 and the impact from adoption of ASC 606.

All other schedules have been omitted because the required information is either not present or not present in the amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or notes thereto.

(3) Exhibits.  See Item 15(b) below.

(b)  Exhibits

We have filed, or incorporated by reference into this Report, the exhibits listed on the accompanying Index to Exhibits immediately preceding the signature page of this Form 10-K.

(c) Financial Statement Schedules

See Items 8 and 15(a) (2) above.

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	7/2/2018
3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3.1	1/20/2009
3.2	Amended and Restated Bylaws of Plantronics, Inc., effective as of April 9, 2020	10-K	001-12696	3.2	6/8/2020
4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015
4.2	Indenture, dated March 4, 2021, by and among Plantronics, Inc., the Subsidiary Guarantors party hereto from time to time and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	3/4/2021
4.3	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 hereto)	8-K	001-12696	4.2	6/3/2015
4.4	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	001-12696	4.3	7/2/2018
4.4.1	Amendment No. 2 to Credit Agreement, dated as of February 20, 2020, by and between Plantronics, Inc., the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-12696	4.3.1	2/21/2020
4.5	Description of Plantronics, Inc.'s Capital Stock					X
10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	7/2/2018
10.1.1	Amendment dated as of February 10, 2020 to the Stockholder Agreement dated as of July 2, 2018 by and between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	2/11/2020
10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005
10.3*	Plantronics, Inc. Incentive Compensation Plan	10-K	001-12696	10.3	5/17/2019
10.4*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	8/3/2018
10.5*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	6/28/2019
10.6*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	7/27/2020
10.7*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units					X
10.8*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (Performance-Based)					X
10.9*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (Performance-Based) (effective 2021)					X
10.10*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	8/3/2018
10.11*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	6/28/2019
10.12*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	7/27/2020
10.13*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997
10.14*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997
10.15*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013
10.16*	Plantronics, Inc. 2020 Inducement Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-8 filed September 14, 2020)	S-8	333-248775	10.1	9/14/2020

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.17**	Offer letter dated as of August 15, 2020 between Registrant and Dave Shull	10-Q	001-12696	10.2	10/30/2020
10.18*	Change of Control Severance Agreement dated September 9, 2020 between Registrant and Dave Shull	10-Q	001-12696	10.3	10/30/2020
10.19*	Employment Agreement dated as of July 31, 2016 between Registrant and Joe Burton	8-K	001-12696	10.2	8/2/2016
10.19.1*	Amendment to Employment Agreement dated as of October 2, 2016 between Registrant and Joe Burton	10-K	001-12696	10.7.1	5/17/2019
10.19.2*	Second Amendment to Employment Agreement dated as of November 5, 2018 between Registrant and Joseph B. Burton	10-Q	001-12696	10.1	2/6/2019
10.20*	Severance Agreement and Release dated as of March 9, 2020 between Registrant and Joseph B. Burton	10-K	001-12696	10.12	6/8/2020
10.21*	At-Will Letter Agreement dated as of February 17, 2020 between Registrant and Robert Hagerty	10-K	001-12696	10.13	6/8/2020
10.22*	Offer letter dated as of March 4, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.10	5/17/2019
10.23*	Executive Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.11	5/17/2019
10.24*	Change of Control Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.12	5/17/2019
10.25*	Offer letter dated as of February 16, 2017 between Registrant and Mary Huser	10-K	001-12696	10.11	5/10/2017
10.26*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Mary Huser	10-K	001-12696	10.14	5/17/2019
10.27*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Mary Huser	10-Q	001-12696	10.3	2/5/2019
10.28**	Severance Agreement and Release dated as of August 14, 2020, between Registrant and Mary Huser	10-Q	001-12696	10.1	10/30/2020
10.29*	Offer letter dated as of September 15, 2017 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	10/31/2017
10.30*	Executive Severance Agreement dated as of June 15, 2018 between Registrant and Jeff Loebbaka	10-K	001-12696	10.17	5/17/2019
10.31*	Change of Control Severance Agreement dated as of November 5, 2018 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.4	2/5/2019
10.32*	Severance Agreement and Release dated December 2, 2019 between Registrant and Jeff Loebbaka	10-Q	001-12696	10.1	2/6/2020
10.33*	Offer Letter dated as of December 27, 2019 between Registrant and Carl Wiese	10-Q	001-12696	10.2	2/6/2020
10.34*	Executive Severance Agreement and Change of Control Agreement dated as of January 24, 2020 between Registrant and Carl Wiese	10-Q	001-12696	10.3	2/6/2020
10.35**	Offer Letter dated December 11, 2018 between Registrant and Tom Puorro	10-K	001-12696	10.26	6/8/2020
10.36*	Executive Severance Agreement and Change of Control Agreement dated as of May 14, 2019 between Registrant and Tom Puorro	10-K	001-12696	10.27	6/8/2020
10.37	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009
10.38	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.1	5/26/2015
10.39	Purchase Agreement, dated February 25, 2021	8-K	001-12696	4.1	2/26/2021
21.1	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)
31.1	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS	XBRL Instance Document					X
101 SCH	XBRL Taxonomy Extension Schema Document					X
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF	XBRL Taxonomy Definition Linkbase Document					X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 18, 2021	PLANTRONICS, INC.

	By:	/s/ David M. Shull
	Name:	David M. Shull
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Plantronics, Inc., a Delaware corporation, do hereby constitute and appoint David M. Shull and Charles D. Boynton, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David M. Shull
(David M. Shull)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 18, 2021
/s/ Charles D. Boynton
(Charles D. Boynton)	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 18, 2021
/s/ Kristine B. Diamond
(Kristine B. Diamond)	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	May 18, 2021
/s/ Robert C. Hagerty
(Robert C. Hagerty)	Chairman of the Board and Director	May 18, 2021
/s/ Marv Tseu
(Marv Tseu)	Vice Chairman of the Board and Director	May 18, 2021
/s/ Kathy Crusco
(Kathy Crusco)	Director	May 18, 2021
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 18, 2021
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 18, 2021
/s/ Guido Jouret
(Guido Jouret)	Director	May 18, 2021
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 18, 2021
/s/ Daniel Moloney
(Daniel Moloney)	Director	May 18, 2021
/s/ Yael Zheng
(Yael Zheng)	Director	May 18, 2021