Form 10-Q
period 2021-07-03
PLANTRONICS INC /CA/
filed 2021-07-30
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
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
(Zip Code)

(831) 420-3002
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	POLY	New York Stock Exchange

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

As of July 26, 2021, 42,321,794 shares of the registrant's common stock were outstanding.

PLANTRONICS, INC.
FORM 10-Q

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 3, 2021	April 3, 2021
ASSETS
Current assets
Cash and cash equivalents	$196,761	$202,560
Restricted cash	—	493,908
Short-term investments	15,953	14,559
Accounts receivable, net	271,592	267,464
Inventory, net	187,476	194,405
Other current assets	61,974	65,214
Total current assets	733,756	1,238,110
Non-current assets
Property, plant, and equipment, net	131,294	140,875
Purchased intangibles, net	311,180	341,614
Goodwill	796,216	796,216
Deferred tax assets	101,841	95,800
Other non-current assets	60,774	51,654
Total assets	$2,135,061	$2,664,269

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$163,926	$151,244
Accrued liabilities	361,940	394,084
Current portion of long-term debt	—	478,807
Total current liabilities	525,866	1,024,135
Non-current liabilities
Long-term debt, net	1,497,119	1,496,064
Long-term income taxes payable	85,858	86,227
Other non-current liabilities	138,772	138,609
Total liabilities	2,247,615	2,745,035
Commitments and contingencies (Note 7)
Stockholders' deficit
Common stock	921	912
Additional paid-in capital	1,566,688	1,556,272
Accumulated other comprehensive income (loss)	1,602	(3,221)
Accumulated deficit	(802,044)	(765,233)
Total stockholders' equity before treasury stock	767,167	788,730
Less: Treasury stock, at cost	(879,721)	(869,496)
Total stockholders' deficit	(112,554)	(80,766)
Total liabilities and stockholders' deficit	$2,135,061	$2,664,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net revenues
Net product revenues	$371,203	$291,458
Net service revenues	59,969	64,262
Total net revenues	431,172	355,720
Cost of revenues
Cost of product revenues	235,196	176,615
Cost of service revenues	20,787	22,773
Total cost of revenues	255,983	199,388
Gross profit	175,189	156,332

Operating expenses
Research, development, and engineering	45,466	50,029
Selling, general, and administrative	120,734	116,644
Loss, net from litigation settlements	—	17,561
Restructuring and other related charges	28,972	29,330
Total operating expenses	195,172	213,564

Operating loss	(19,983)	(57,232)
Interest expense	21,782	21,184
Other non-operating income, net	(692)	(224)
Loss before income taxes	(41,073)	(78,192)
Income tax benefit	(4,262)	(3,177)
Net loss	$(36,811)	$(75,015)

Per share data
Basic and diluted loss per common share	$(0.88)	$(1.85)
Basic and diluted shares used in computing loss per common share	42,061	40,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Net loss	$(36,811)	$(75,015)

Other comprehensive income, before tax
Unrealized gains on cash flow hedges
Unrealized cash flow hedge gains (losses)	440	(1,579)
Net losses (gains) reclassified into net revenues	1,772	(909)
Net gains reclassified into cost of revenues	(236)	—
Net losses reclassified into interest expense	3,089	3,723
Net unrealized gains on cash flow hedges	5,065	1,235

Income tax (expense) benefit in other comprehensive income	(243)	264
Other comprehensive income	4,822	1,499

Comprehensive loss	$(31,989)	$(73,516)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 3, 2021	June 27, 2020
Cash flows from operating activities
Net loss	$(36,811)	$(75,015)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	39,833	43,400
Amortization of debt issuance costs	2,937	1,340
Stock-based compensation	10,416	9,355
Deferred income taxes	(5,943)	(7,169)
Provision for excess and obsolete inventories	5,310	6,082
Restructuring and other related charges	28,972	29,330
Cash payments for restructuring charges	(12,230)	(13,085)
Other operating activities	(2,998)	(1,851)
Changes in assets and liabilities
Accounts receivable, net	(3,758)	37,914
Inventory, net	6,326	(16,008)
Current and other assets	365	3,483
Accounts payable	12,515	12,321
Accrued liabilities	(40,631)	11,236
Income taxes	(3,454)	389
Net cash provided by operating activities	849	41,722

Cash flows from investing activities
Purchases of short-term investments	(404)	(108)
Capital expenditures	(6,052)	(5,437)
Proceeds from sale of property and equipment	—	1,900
Other investing activities	(4,000)	—
Cash used in investing activities	(10,456)	(3,645)

Cash flows from financing activities
Employees' tax withheld and paid for restricted stock and restricted stock units	(10,225)	(2,739)
Proceeds from issuances under stock-based compensation plans	9	5
Proceeds from revolving line of credit	—	50,000
Repayments of revolving line of credit	—	(50,000)
Repayments of long-term debt	(480,689)	—
Net cash used in financing activities	(490,905)	(2,734)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	805	544
Net (decrease) increase in cash and cash equivalents and restricted cash	(499,707)	35,887

Cash and cash equivalents and restricted cash at beginning of period	696,468	213,879
Cash and cash equivalents and restricted cash at end of period	$196,761	$249,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	July 3, 2021	April 3, 2021
Cash and cash equivalents	$196,761	$202,560
Restricted cash	—	493,908
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$196,761	$696,468

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)
(Unaudited)

	Three Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at April 3, 2021	41,751	$912	$1,556,272	$(3,221)	$(765,233)	$(869,496)	$(80,766)
Net loss	—	—	—	—	(36,811)	—	(36,811)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	4,823	—	—	4,823
Proceeds from issuances under stock-based compensation plans	569	9	—	—	—	—	9
Stock-based compensation	—	—	10,416	—	—	—	10,416
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(10,225)	(10,225)
Balances at July 3, 2021	42,320	$921	$1,566,688	$1,602	$(802,044)	$(879,721)	$(112,554)

	Three Months Ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(75,015)	—	(75,015)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	1,499	—	—	1,499
Proceeds from issuances under stock-based compensation plans	519	5	—	—	—	—	5
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	9,355	—	—	—	9,355
Employees' tax withheld and paid for restricted stock and restricted stock units	(233)	—	—	—	—	(2,739)	(2,739)
Balances at June 27, 2020	40,682	$901	$1,510,695	$(12,083)	$(782,919)	$(866,305)	$(149,711)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

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

Founded in 1961, the Company is incorporated in the state of Delaware under the name Plantronics, Inc. and in March 2019, the Company changed the name under which it markets itself to Poly. The Company is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "POLY."

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis materially consistent with and should be reviewed in conjunction with the Company's audited consolidated financial statements as of and for the year ended April 3, 2021 and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on May 18, 2021 and include all adjustments necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature The Company's reporting currency is United States Dollars ("USD.") The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year. The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current fiscal year ends on April 2, 2022 and consists of 52 weeks. The Company's prior fiscal year ended on April 3, 2021 and consisted of 53 weeks. The three months ended July 3, 2021 and June 27, 2020 both contain 13 weeks.

Risks and uncertainties

The Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies due to the ongoing COVID-19 pandemic. The Company has assessed accounting estimates and other matters, including those using prospective financial information, using information that is reasonably available as of the issuance date of the consolidated financial statements. The accounting estimates and other matters the Company has assessed included, but were not limited to, impairment of goodwill and other long-lived assets, provisions for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. The Company may make changes to these estimates and judgments, which could result in material impacts to the consolidated financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region, as well as its owned manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers as a result of COVID-19 and, as this virus has impacted various regions differently, the Company may in the future experience further business operation disruptions. Such disruptions have had, and may continue to have, a material impact on the Company's ability to fulfill customer orders and adversely affect the ability to meet customer demands as companies utilize work-from-home and hybrid work models. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession.

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

As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations or cash flows.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") did not and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

3. CASH AND CASH EQUIVALENTS, RESTRICTED CASH, AND SHORT-TERM INVESTMENTS

The following tables summarize the Company’s cash and cash equivalents, restricted cash, and short-term investments amortized cost, gross unrealized gains, gross unrealized losses, and fair value on a recurring basis by significant investment category recorded as of July 3, 2021 and April 3, 2021 (in thousands):

July 3, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Short-term investments
Cash	$171,751	$—	$—	$171,751	$171,751	$—
Level 1:
Mutual funds	13,553	2,401	(1)	15,953	—	15,953
Money market funds	25,010	—	—	25,010	25,010	—
Total cash, cash equivalents and short-term investments measured at fair value	$210,314	$2,401	$(1)	$212,714	$196,761	$15,953

April 3, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash & Cash Equivalents	Restricted Cash	Short-Term Investments
Cash	$177,551	$—	$—	$177,551	$177,551	$—	$—
Restricted cash(1)	493,908			493,908		493,908
Level 1:
Mutual funds	12,622	1,945	(8)	14,559	—		14,559
Money market funds	25,009	—	—	25,009	25,009
Total cash, cash equivalents, restricted cash and short-term investments measured at fair value	$709,090	$1,945	$(8)	$711,027	$202,560	$493,908	$14,559

(1) Restricted cash represents the cash held in trust and restricted for use to redeem the 5.50% Senior Notes. Refer to Note 8, Debt.

As of July 3, 2021 and April 3, 2021, the Company's short-term investments consisted of assets related to its deferred compensation plans and are classified as trading securities. The assets are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 4, Deferred Compensation. The Company did not incur any material realized or unrealized gains or losses in the three months ended July 3, 2021 or June 27, 2020. There were no transfers between fair value measurement levels during the three months ended July 3, 2021 or June 27, 2020.

4.  DEFERRED COMPENSATION

As of July 3, 2021, the Company held investments in mutual funds with a fair value totaling $16.0 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $16.0 million at July 3, 2021. As of April 3, 2021, the Company held investments in mutual funds with a fair value totaling $14.6 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability at April 3, 2021 was $14.6 million.

The investments are classified as trading securities and are recorded in short-term investments in the condensed consolidated balance sheets. The liability is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

5. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net:

(in thousands)	July 3, 2021	April 3, 2021
Accounts receivable	$360,004	$352,108
Provisions for promotions, rebates, and other	(86,586)	(82,315)
Provisions for doubtful accounts and sales allowances	(1,826)	(2,329)
Accounts receivable, net	$271,592	$267,464

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

Inventory, net:

(in thousands)	July 3, 2021	April 3, 2021
Raw materials	$83,420	$87,050
Work in process	4,927	9,511
Finished goods	99,129	97,844
Inventory, net	$187,476	$194,405

Accrued Liabilities:

(in thousands)	July 3, 2021	April 3, 2021
Short-term deferred revenue	$136,433	$141,375
Employee compensation and benefits	61,095	84,318
Operating lease liabilities, current	20,293	21,701
Provision for returns	19,011	25,133
Accrued other	125,108	121,557
Accrued liabilities	$361,940	$394,084

The Company's warranty obligation is recorded in accrued liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended July 3, 2021 and June 27, 2020 were as follows:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Warranty obligation at beginning of period	$17,384	$15,261
Warranty provision related to products shipped	4,157	9,428
Deductions for warranty claims processed	(6,800)	(4,269)
Adjustments related to preexisting warranties	3,603	(533)
Warranty obligation at end of period	$18,344	$19,887

6.    PURCHASED INTANGIBLE ASSETS

As of July 3, 2021 and April 3, 2021, the carrying value of purchased intangibles, excluding fully amortized assets and goodwill, is as follows:

	July 3, 2021				April 3, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets
Existing technology	$427,123	$(293,310)	$133,813	2.1 years	$427,123	$(277,071)	$150,052
Customer relationships	240,024	(139,724)	100,300	3.0 years	240,024	(128,740)	111,284
Trade name/Trademarks	115,600	(38,533)	77,067	6.0 years	115,600	(35,322)	80,278
Total intangible assets	$782,747	$(471,567)	$311,180	3.3 years	$782,747	$(441,133)	$341,614

During the three months ended July 3, 2021 and June 27, 2020, the Company recognized amortization expense of $30.4 million and $32.4 million, respectively.

Expected amortization expense attributable to purchased intangibles for each of the next five years and thereafter as of July 3, 2021 is as follows:

(in thousands)	Amount
2022 (remaining nine months)	$83,424
2023	111,232
2024	65,936
2025	21,688
2026	12,844
Thereafter	16,056
$311,180

7. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of July 3, 2021 were as follows:

(in thousands)	Operating Leases(1)
2022 (remaining nine months)	$17,939
2023	10,464
2024	8,719
2025	6,791
2026	5,627
Thereafter	16,086
Total lease payments	$65,626
Less: Imputed interest(2)	(7,955)
Present value of lease liabilities	$57,671
(1) The weighted average remaining lease term was 4.8 years as of July 3, 2021.
(2) The weighted average discount rate was 4.7% as of July 3, 2021.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for inventory, including electronic components, such as semiconductor chips, in addition to service, capital expenditure, and general and administrative activities, for which amounts are not recorded on the condensed consolidated balance sheets.  As of July 3, 2021, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $599.5 million.

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

In addition, the Company also provides indemnification to customers against claims related to undiscovered liabilities, additional product liability, or environmental obligations. The Company has also entered into indemnification agreements with its directors, officers, and certain other personnel that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers of the Company or certain of its affiliated entities. The Company maintains director and officer liability insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, officers, and certain other personnel in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these agreements due to the limited history of prior claims and the unique facts and circumstances involved in each particular claim. Such indemnification obligations might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the condensed consolidated financial statements.

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

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom, Inc. in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for Inter Partes Review of the asserted patents which were granted by the PTAB. The District Court matter was stayed pending resolution of the IPRs. Oral argument was heard on the IPRs on October 20, 2020. On January 11, 2021, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company. On February 12, 2021, directPacket filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’588 patent. On March 15, 2021, Polycom filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’978 patent. Both parties have filed their respective appellate briefs and litigation is ongoing.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against the Company, its former CEO, Joseph Burton, its CFO, Charles Boynton, and its former CFO, Pamela Strayer, alleging various securities law violations. The Company disputes the allegations. The Court appointed lead plaintiff and lead counsel and renamed the action “In re Plantronics, Inc. Securities Litigation” on February 13, 2020. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint on August 7, 2020. Plaintiffs filed their opposition on October 2, 2020 and the Company replied on November 16, 2020. The hearing scheduled for January 13, 2021 was vacated and on March 29, 2021, the Court issued its order granting the Company’s motion to dismiss, but allowing the Plaintiffs leave to amend their complaint. On April 13, 2021, pursuant to the parties’ mutual agreement, the Court issued its order granting a stipulation and scheduling order which provides the plaintiffs until June 15, 2021 (subsequently extended to June 22, 2021) to consider whether or not to file a second amended complaint, and if filed, allowing defendants until August 16, 2021 to file a motion to dismiss, with plaintiffs’ opposition to such motion due on or before September 30, 2021, and with defendants’ reply to be filed on or before November 1, 2021. The Plaintiff filed an amended complaint on June 22, 2021 and the Company expects to file its Motion to Dismiss by the applicable deadline.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss and the Court granted the such Motion with leave to amend as to defendants He, Chung and Williams, granted the Motion to Compel Arbitration for defendant Williams and granted in part and denied in part the Motion to Dismiss by defendants Puorro and the Company. Cisco filed an Amended Complaint and the defendants moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11, 2021 the Company filed its opposition. The Court issued its Case Management and Pretrial order setting a settlement conference which occurred on April 1, 2021. During such mediation conference, the parties agreed to stay the District Court case for 30 days to pursue settlement of pending claims. This 30 day period has run, and the parties were unable to reach settlement. The litigation is ongoing and discovery continues.

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom, Inc. in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California, which remains pending. On January 29, 2021, the plaintiff amended its infringement contentions to add new accused products. On February 12, 2021, the plaintiff filed its opposition to the Motion to Transfer. Claim construction exchanges have begun, and a claim construction hearing was scheduled for April 22, 2021. Trial is scheduled for April 18, 2022. On May 20, 2021, the judge granted the Company’s Motion to Transfer Venue to the Northern District of California. Discovery continues.

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

8. DEBT

The carrying value and estimated fair value measured on a recurring basis of the Company's outstanding debt as of July 3, 2021 and April 3, 2021 was as follows:

	July 3, 2021		April 3, 2021
(in thousands)	Fair Value	Carrying Value	Fair Value	Carrying Value
4.75% Senior Notes	$496,475	$494,173	$492,580	$493,985
5.50% Senior Notes	—	—	482,669	478,807
Term loan facility	999,659	1,002,946	1,004,743	1,002,079

As of July 3, 2021 and April 3, 2021, the net unamortized discount, premium, and debt issuance costs on the Company's outstanding debt were $19.7 million and $22.6 million, respectively.

4.75% Senior Notes

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. The Company received proceeds of $493.9 million from issuance of the 4.75% Senior Notes, net of issuance costs of $6.1 million, which are presented in the condensed consolidated balance sheets as a reduction to the outstanding amount payable and are being amortized to interest expense using the straight-line method, which approximates the effective interest method for this debt, over the term of the 4.75% Senior Notes. A portion of the proceeds was used to repay the outstanding principal of the 5.50% Senior Notes on May 17, 2021.

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

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are being amortized to interest expense over the term of the 5.50% Senior Notes using the straight-line method, which approximates the effective interest method for this debt. A portion of the proceeds was used to repay all then-outstanding amounts under the Company's revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

The fair value of the 5.50% Senior Notes was determined based on inputs that were observable in the market, including the trading price of the 5.50% Senior Notes when available (Level 2).

On May 17, 2021, the Company used a portion of the proceeds from the 4.75% Senior Notes to redeem the outstanding principal and accrued interest of the 5.50% Senior Notes of $493.9 million.

Term Loan Facility

In connection with the acquisition of Polycom completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement”). The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 2.50% due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date under the Credit Agreement for the aggregate principal amount funded on the closing date under the Credit Agreement multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company has paid the full amount of term debt principal due prior to maturity. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the Credit Agreement using the straight-line method which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, and to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility, which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected lien on, and security interests in, substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit.

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

Additionally, the Amendment modified the calculation of the Secured Net Leverage Ratio and the Interest Coverage Ratio solely for purposes of compliance with Sections 7.11(a) and 7.11(b) of the Credit Agreement to (i) calculate the Secured Net Leverage Ratio net of the aggregate amount of unrestricted Cash and Cash Equivalents (as defined in the Credit Agreement) on the condensed consolidated balance sheets of the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) as of the date of calculation up to an amount equal to $150,000,000 and (ii) solely for purposes of any fiscal quarter ending from December 29, 2019 through December 26, 2020, increase the cap on Expected Cost Savings (as defined in the Credit Agreement) in determining Consolidated EBITDA (as defined in the Credit Agreement) to the greater of (A) 20% of Consolidated EBITDA for such Measurement Period (as defined in the Credit Agreement) (calculated before giving effect to any such Expected Cost Savings to be added back pursuant to clause (a)(ix) of the definition of Consolidated EBITDA) and (B)(x) for the period from December 29, 2019 through March 28, 2020, $121,000,000, (y) for the period from March 29, 2020 through June 27, 2020, $107,000,000 and (z) for the period from June 28, 2020 through December 26, 2020, $88,000,000.

The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of July 3, 2021, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its consolidated financial statements for any annual period in which the Company generates Excess Cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during Fiscal Year 2021 and therefore is not required to make any debt repayments in Fiscal Year 2022. During the three months ended July 3, 2021, the Company did not prepay any aggregate principal amount of the term loan facility. As of July 3, 2021, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.4 million. The fair value of the term loan facility was determined based on inputs that were observable in the market (Level 2).

9. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2022 restructuring plan

During the three months ended July 3, 2021, the Company committed to actions to reduce expenses to enable strategic investments in revenue growth. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of offices.

Fiscal Year 2021 restructuring plan

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

Legacy restructuring plans

In connection with the Polycom acquisition, in Fiscal Years 2019 and 2020 the Company initiated actions to rationalize post-acquisition operations and realign its cost structure. These actions included streamlining the global workforce, closure or consolidation of leased offices and distribution centers, consumer product portfolio optimization efforts, and legal entity rationalization.

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Severance	$19,301	$22,311
Facility	(472)	1,798
Other (1)	4,103	1,441
Total cash charges	22,932	25,550
Non-cash charges (2)	6,040	3,780
Total restructuring and other related charges	$28,972	$29,330
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent accelerated depreciation due to the closure or consolidation of facilities.

The Company's restructuring liabilities as of July 3, 2021 is as follows:

(in thousands)	As of April 3, 2021	Accruals (1)	Cash Payments	As of July 3, 2021
FY 2022 Plan
Severance	$—	$20,110	$(4,875)	$15,235
Facility	—	—	—	—
Other	—	4,103	(3,959)	144
Total FY 2022 Plan	$—	$24,213	$(8,834)	$15,379

FY 2021 Plans
Severance	$6,039	$(801)	$(2,449)	$2,789
Facility	913	50	(134)	829
Other	186	—	(150)	36
Total FY 2021 Plans	$7,138	$(751)	$(2,733)	$3,654

Legacy Plans
Severance	$1,222	$(8)	$(217)	$997
Facility	3,281	(522)	(446)	2,313
Other	—	—	—	—
Total Legacy Plans	$4,503	$(530)	$(663)	$3,310

Severance	$7,261	$19,301	$(7,541)	$19,021
Facility	4,194	(472)	(580)	3,142
Other	186	4,103	(4,109)	180
Grand Total	$11,641	$22,932	$(12,230)	$22,343
(1) Excludes non-cash charges of $6.0 million recorded in restructuring and other related charges on the Company's condensed consolidated statements of operations for the three months ended July 3, 2021.

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(in thousands)	July 3, 2021	April 3, 2021
Accumulated unrealized loss on cash flow hedges	$(3,013)	$(7,836)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive income (loss)	$1,602	$(3,221)

11. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of July 3, 2021 and April 3, 2021. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of July 3, 2021, the Company had International Swaps and Derivatives Association ("ISDA") agreements with five applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of July 3, 2021 and April 3, 2021, no cash collateral had been received or pledged related to these derivative instruments.

The Company's derivative instruments are measured using Level 2 fair value inputs. The gross fair value of the Company's outstanding derivative contracts measured on a recurring basis at the end of each period was as follows:

(in thousands)	July 3, 2021	April 3, 2021
Derivative assets(1)
Non-designated hedges	$1,218	$2,864
Cash flow hedges	1,917	2,242
Interest rate swap	2,549	—
Total derivative assets	$5,684	$5,106

Derivative liabilities(2)
Non-designated hedges	$19	$18
Cash flow hedges	891	1,819
Interest rate swap	8,294	9,863
Accrued interest	102	102
Total derivative liabilities	$9,306	$11,802

(1) Short-term derivative assets are recorded in other current assets and long-term derivative assets are recorded in other non-current assets on the condensed consolidated balance sheets. As of July 3, 2021, the portion of derivative assets classified as long-term was $2.7 million.

(2) Short-term derivative liabilities are recorded in accrued liabilities and long-term derivative liabilities are recorded in other non-current liabilities on the condensed consolidated balance sheets. As of July 3, 2021, the portion of derivative liabilities classified as long-term was $0.6 million.

Non-Designated Hedges

As of July 3, 2021, the Company had foreign currency forward contracts denominated in Euro ("EUR") and Great Britain Pound Sterling ("GBP"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, accounts receivables, and accounts payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at July 3, 2021:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€36,000	$42,674	Sell EUR	1 month
GBP	£9,500	$13,100	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Loss on foreign exchange contracts	$(486)	$(918)

Cash Flow Hedges

Costless Collars

The Company hedges a portion of the forecasted EUR and GBP denominated revenues with costless collars. On a monthly basis, the Company enters into option contracts with a six to twelve-month term. Collar contracts are scheduled to mature at the beginning of each fiscal quarter, at which time the instruments convert to forward contracts. The Company also enters into cash flow forwards with a three-month term. Once the hedged revenues are recognized, the forward contracts become non-designated hedges to protect the resulting foreign monetary asset position for the Company.

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	July 3, 2021		April 3, 2021
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€100.3	£20.9	€91.4	£18.1
Forward contracts	€84.2	£16.1	€76.0	£15.6

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of July 3, 2021, and April 3, 2021, the Company had foreign currency swap contracts of approximately MXN 369.9 million and MXN 564.3 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at July 3, 2021:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	$369,888	$17,813	Buy MXN	Monthly over a twelve month period

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Interest Rate Swap

On June 15, 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 0.39% over the life of the agreement. Additionally, on July 30, 2018, the Company entered into a four-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. The swap involves the receipt of floating-rate interest payments for fixed interest rate payments at a rate of 2.78% over the life of the agreement.

The Company has designated the interest rate swaps as cash flow hedges. The purpose of the swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The swaps are valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swaps. Changes in the fair value of the interest rate swaps are recorded to other comprehensive income and reclassified to interest expense over the life of the underlying debt as interest is accrued. During the three months ended July 3, 2021, the Company reclassified into interest expense $3.1 million and had a $5.7 million unrealized loss on its interest rate swap derivatives designated as cash flow hedges.

The Company will reclassify approximately $8.0 million in accumulated other comprehensive income into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three months ended July 3, 2021 and June 27, 2020:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Loss included in accumulated other comprehensive income (loss), as of beginning of period	$(10,062)	$(20,156)

Gain (loss) recognized in other comprehensive income (loss)	440	(1,579)

Amount of (gain)/loss reclassified from accumulated other comprehensive income (loss) into net revenues	1,772	(909)
Amount of loss reclassified from accumulated other comprehensive income (loss) into cost of revenues	(236)	—
Amount of gain reclassified from accumulated other comprehensive income (loss) into interest expense	3,089	3,723
Total amount of gain reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations	4,625	2,814

Loss included in accumulated other comprehensive income (loss), as of end of period	$(4,997)	$(18,921)

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the three months ended July 3, 2021 and June 27, 2020 were 10.4% and 4.1%, respectively.

Income tax benefit was $(4.3) million and $(3.2) million for the three months ended July 3, 2021 and June 27, 2020, respectively. The provision for income taxes for the three months ended July 3, 2021 consisted primarily of federal, state, and foreign income taxes. For the three months ended July 3, 2021 and June 27, 2020, the income tax benefit differed from the U.S. federal statutory rate primarily due the valuation allowance on the U.S. federal and state deferred tax assets.

As of July 3, 2021, the Company continued to maintain a full valuation allowance against its U.S. federal and state deferred tax assets ("DTAs.") A significant portion of the Company's DTAs relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended July 3, 2021, there were no material changes to the total amount of unrecognized tax benefits. Within the next twelve months, we believe that the resolution of certain U.S. and foreign tax examinations and negotiations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the tax examinations and negotiations progress further or the related statutes of limitations expire.

13. COMPUTATION OF LOSS PER COMMON SHARE

Basic loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method. The potentially dilutive effect of outstanding stock options and restricted stock has been excluded from the computation of diluted loss per share in all periods presented, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted loss per common share for the three months ended July 3, 2021 and June 27, 2020:

	Three Months Ended
(in thousands, except per share data)	July 3, 2021	June 27, 2020
Numerator:
Net loss	$(36,811)	$(75,015)

Denominator:
Weighted-average common shares outstanding	42,061	40,460

Basic and diluted loss per common share	$(0.88)	$(1.85)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	405	1,546

14. REVENUE AND MAJOR CUSTOMERS

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

The following table disaggregates revenues by major product category for the three months ended July 3, 2021 and June 27, 2020:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Net revenues
Headsets	172,194	174,750
Voice	61,298	45,821
Video	137,711	70,887
Services	59,969	64,262
Total net revenues	$431,172	$355,720

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's total net revenues for the three months ended July 3, 2021 and June 27, 2020.

The following table presents total net revenues by geography:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Net product revenues
U.S.	$175,970	$144,289

Europe, Middle East, and Africa	111,460	77,618
Asia Pacific	58,270	45,431
Americas, excluding U.S.	25,503	24,120
Total international net product revenues	195,233	147,169
Total net product revenues	$371,203	$291,458

Net service revenues
U.S.	$22,758	$23,992

Europe, Middle East, and Africa	14,661	16,488
Asia Pacific	18,488	18,833
Americas, excluding U.S.	4,062	4,949
Total international net service revenues	37,211	40,270
Total net service revenues	$59,969	$64,262

Total net revenues	$431,172	$355,720

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. As of July 3, 2021, the Company's deferred revenue balance was $207.6 million. As of April 3, 2021, the Company's deferred revenue balance was $213.8 million. During the three months ended July 3, 2021, the Company recognized $47.6 million in total net revenues that were recorded in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of July 3, 2021:

	July 3, 2021
(in millions)	Current	Noncurrent	Total
Unsatisfied (or partially unsatisfied) performance obligations	$136.4	$71.2	$207.6

Sales, value add, and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and has considered a constraint accordingly. Provisions for sales returns are presented within accrued liabilities in the Company's condensed consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right offset, in which case they are presented within accrued liabilities on its condensed consolidated balance sheets. See Note 5, Details of Certain Balance Sheet Accounts, for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to selling, general, and administrative expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts with a related amortization period greater than one year are was not material as of and for the three months ended July 3, 2021.

15. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's Chief Executive Officer is identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations and measures performance among its two operating segments: Products and Services.

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

Stock compensation expense: Represents the non-cash expense associated with the Company's issuance of common stock and stock-based awards to employees and non-employee directors.

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Segment revenues, as reviewed by CODM
Products	$371,379	$291,786
Services	61,053	69,016
Total segment revenues, as reviewed by CODM	$432,432	$360,802

Segment gross profit, as reviewed by CODM
Products	$153,548	$134,242
Services	40,266	46,243
Total segment gross profit, as reviewed by CODM	$193,814	$180,485

	Three Months Ended
(in thousands)	July 3, 2021	June 27, 2020
Total segment revenues, as reviewed by CODM	$432,432	$360,802
Deferred revenue purchase accounting	(1,260)	(5,082)
GAAP net revenues	$431,172	$355,720

Total segment gross profit, as reviewed by CODM (1)	$193,814	$180,485
Purchase accounting amortization	(16,238)	(18,238)
Deferred revenue purchase accounting	(1,260)	(5,082)
Stock-based compensation	(1,127)	(833)
GAAP gross profit	$175,189	$156,332
(1) Includes depreciation expense of $3.6 million and $3.3 million for the three months ended July 3, 2021 and June 27, 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. Such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including (a) our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Enterprise Headsets and Video devices, will continue over the long term, (b) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet the change in demand due to a global hybrid work environment, (c) our expectations related to our Voice product lines, as well as our services attachment rate for such products, which have been, and may continue to be, negatively impacted as companies have delayed returning their workforces to offices in many countries due to the continued impact of COVID-19; and (d) the impact of the virus on our distribution partners, resellers, end-user customers and our production facilities, including our ability to obtain alternative sources of supply if our production facility or other suppliers are impacted by future shutdowns; (ii) our expectations related to global supply chain disruptions, including our belief that shortages of key components, including semiconductor chips, have impacted companies worldwide both within and outside of our industry, and that we will continue to experience a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs, increased purchase commitments and a delay in our ability to fulfill orders, which has had, and may continue to have, an adverse impact on our business and operating results; (iii) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand; (iv) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials, as well as finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (v) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (vi) our belief that consolidations of suppliers has occurred, and may continue to occur, which may negatively impact our ability to access certain parts and may result in higher prices which will impact our gross margins; (vii) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (viii) continued uncertainty and potential impact on future quarters if sourcing constraints continue and/or price volatility occurs, which could continue to negatively affect our profitability and/or market share; (ix) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (x) risks related to restrictions or delays in global return to worksites as a result of COVID-19, which continues to impact our employees and our customers worldwide, which has negatively impacted our voice product lines, and restricted customer engagement; (xi) expectations related to our ability to supply products in a timely manner to satisfy perishable demand; (xii) expectations related to our customers’ purchasing decisions and our ability to pivot quickly enough and/or match product production to demand, particularly given long lead times and the difficulty of forecasting unit volumes and acquiring the component parts and materials to meet demand without having excess inventory or incurring cancellation charges; (xiii) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xiv) risks associated with the bankruptcy or financial weakness of distributors or key customers, or the bankruptcy of or reduction in capacity of our key suppliers; (xv) expectations related to our Services segment revenues, particularly as we introduce new generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xvii) expectations that our current cash on hand, additional cash generated from operations, together with sources of cash through our credit facility, either alone or in combination with our election to suspend our dividend payments, will meet our liquidity needs; (xviii) expectations relating to our ability to generate sufficient cash flow from operations to meet our debt covenants, and timely repay all principal and interest amounts drawn under our credit facility as they become due; (xix) risks associated with our channel partners’ sales reporting, product inventories and product sell through since we sell a significant amount of products to channel partners who maintain their own inventory of our products; (xx) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xxi) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share, our expectations for new products launches, the timing of their releases and their expected impact on future growth and on our existing products, and our belief that our product management and personal device services, including Poly Lens and/or Poly+, will drive growth and profitability for both us and our partners through the sale of our product, services and solutions; (xxii) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xxv) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xxvi) expectations relating to our earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop forward-looking financial guidance and other prospective financial information; (xxvii) expectations related to GAAP and non-GAAP financial results for the second quarter and full Fiscal Year 2022, including net revenues, adjusted EBITDA, tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted EPS; (xxviii) our beliefs regarding the UC&C market, market dynamics and opportunities, and customer and partner behavior as well as our position in the market, including risks associated with the potential failure of our UC&C solutions to be adopted with the breadth and speed we anticipate; (xxix) uncertainties attributable to currency fluctuations, including fluctuations in foreign exchange rates and/or new or greater tariffs on our products; (xxx) our belief that the increased adoption of certain technologies and our open architecture approach has and will continue to increase demand for our solutions; (xxxi) expectations related to the micro and macro-economic conditions in our domestic and international markets and their impact on our future business; (xxxii) our forecast and estimates with respect to tax matters, including expectations with respect to utilizing our deferred tax assets; and (xxxiii) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Annual Report on Form 10-K that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the Securities and Exchange Commission ("SEC") on May 18, 2021; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. We offer premium audio and video products designed to work in an era where work is no longer a place and enterprise work forces are increasingly distributed. Our products and services are designed and engineered to connect people with high fidelity and incredible clarity. They are professional-grade, easy to use, and work seamlessly with major video- and audio-conferencing platforms.

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

Our fiscal year ends on the Saturday closest to the last day of March. The year ended April 2, 2022 ("Fiscal Year 2022") has 52 weeks, while the year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The three months ended July 3, 2021 ("first quarter Fiscal Year 2022") and June 27, 2020 ("first quarter Fiscal Year 2021") each had 13 weeks.

Impact of the Current Environment and COVID-19 on Our Business

COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain, and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates, and business limitations, including travel bans, remote work, and other restrictions.
Shelter-in-place mandates led to a massive increase in remote work. As a result, during Fiscal Year 2021 we experienced elevated demand for certain enterprise Headsets and Video devices and a decline in demand for our Voice products and associated Services, as companies continued to shift from in-office to work-from-home arrangements for many of their office workers. The acceleration in customer and partner demand for these products to support remote work environments, remote learning, and telemedicine opportunities led to increased sales and operating income. During the fourth quarter of Fiscal Year 2021 and continuing in the first quarter of Fiscal Year 2022, we experienced elevated demand for certain Video and Voice devices as companies began to shift from work-from-home arrangements to hybrid work models.
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
We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. In particular, we are experiencing long lead times for global semiconductor chips and other key components. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in increased prices for certain components, including semiconductor chips, on the spot market, increased transportation costs, inefficiencies at our owned manufacturing facility in Tijuana, Mexico, and inability to fulfill backlog for certain products timely. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including increased spot market purchases, outreach to critical suppliers, and entering into contractual obligations to secure supply. These factors, among others, are affecting and are expected to continue to affect total net revenue and gross margin rates. We are unable to estimate the extent and the period over which these conditions will exist.
In responding to this pandemic, employee safety continues to be a critical concern for Poly and we have taken measures to protect our employees globally by adherence to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities, providing personal protective equipment, including face masks and hand sanitizers, conducting routine sanitation of facilities, requiring health monitoring before entry into Poly facilities and restricting the number of visitors to our sites. The safety protocols implemented globally meet or exceed current regulations, however we continue to monitor employees’ safety and evolving regulatory requirements. Although our manufacturing facility remains open and certain office employees may utilize our offices when necessary, the majority of all non-factory employees continue to work from home, using headsets and other Poly-issued equipment. We provided COVID-19 vaccines to our employees and their immediate families, as well as other workers, at our manufacturing facility on a voluntary basis free of charge.
The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on many factors outside of our control, including the extent and duration of the pandemic, mutations, and variants of the virus, the development and availability of effective treatments, including the availability of vaccines for our global workforce, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for our products. It is not possible at this time to foresee whether the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or man-made disaster will have on the global economy, our business, customers, suppliers, or other business partners. As such, impacts from such events on Poly are highly uncertain and we will continue to assess the impact from such events on our condensed consolidated financial statements.

First Quarter Fiscal Year 2022 Highlights

Total net revenues for the first quarter of Fiscal Year 2022 were $431.2 million, an increase of $75.5 million or 21.2%, compared to the first quarter of Fiscal Year 2021, primarily driven by increased sales in our Video and Voice product categories.

Product gross margin rate for the first quarter of Fiscal Year 2022 decreased from 39.4% in the first quarter of Fiscal Year 2021 to 36.6%, primarily driven by increased component, transportation, and manufacturing costs, as well as unfavorable product mix.

We redeemed the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million during the first quarter of Fiscal Year 2022. On June 15, 2021, we entered into a three-year amortizing interest rate swap agreement as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on our $1.275 billion term loan facility.

During the first quarter of Fiscal Year 2022, we announced the Voyager Focus 2 headset, a next generation USB and Bluetooth headset, designed with Poly's next generation Acoustic Fence Technology and Advanced Digital Hybrid Active Noise Cancellation. This product was available during the first quarter of Fiscal Year 2022 and did not have a material impact on total net revenues.

RESULTS OF OPERATIONS

The Company’s reportable segments are Products and Services. Our Products reportable segment includes the Headsets, Voice, and Video product lines. Our Services reportable segment includes maintenance support on hardware devices as well as, professional, managed and cloud services and solutions.

Total Net Revenues

The following table sets forth total net revenues by reportable segment for the first quarter of Fiscal Years 2022 and 2021:

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
Products	$371,203	$291,458	$79,745	27.4%
Services	59,969	64,262	(4,293)	(6.7)%
Total net revenues	$431,172	$355,720	$75,452	21.2%

Products

Total product net revenues increased in the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to the following:

•Video product category net revenues increased, driven by the shift to hybrid work arrangements and the need for office workers to be able to effectively communicate and collaborate regardless of location, as well as remote learning, telemedicine, and the continued ramp of our new video portfolio.
•Voice product category net revenues also increased as companies returned or made plans to return to the office.

Services

Total services net revenues decreased in the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was partially offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom acquisition.

Geographic Region

The following table sets forth total net revenues by geographic region for the first quarter of Fiscal Years 2022 and 2021:

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
United States	$198,728	$168,281	$30,447	18.1%

International net revenues:
Europe, Middle East, and Africa	126,121	94,106	32,015	34.0%
Asia Pacific	76,758	64,264	12,494	19.4%
Americas, excluding United States	29,565	29,069	496	1.7%
Total international net revenues	232,444	187,439	45,005	24.0%

Total net revenues	$431,172	$355,720	$75,452	21.2%

United States (U.S.)

U.S. total net revenues increased in the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to increased net sales in the Video and Voice product categories, partially offset by decreased net sales in Headsets. U.S. Services total net revenues were materially unchanged during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021.

International

International total net revenues increased in the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to increased sales in the Video, Headset, and Voice product categories, partially offset by decreased net sales in Services.

During the first quarter of Fiscal Year 2022, changes in foreign exchange rates favorably impacted total net revenues by $9.6 million, net of the effects of hedging, compared to a $2.5 million unfavorable impact on revenue in the first quarter of fiscal year 2021.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
Products:
Net revenues	$371,203	$291,458	$79,745	27.4%
Cost of revenues	235,196	176,615	58,581	33.2%
Gross profit	$136,007	$114,843	$21,164	18.4%
Gross profit %	36.6%	39.4%
Services:
Net revenues	$59,969	$64,262	$(4,293)	(6.7)%
Cost of revenues	20,787	22,773	(1,986)	(8.7)%
Gross profit	$39,182	$41,489	$(2,307)	(5.6)%
Gross profit %	65.3%	64.6%
Total:
Net revenues	$431,172	$355,720	$75,452	21.2%
Cost of revenues	255,983	199,388	56,595	28.4%
Gross profit	$175,189	$156,332	$18,857	12.1%
Gross profit %	40.6%	43.9%

Products

Gross profit as a percentage of total product net revenues decreased in the first quarter of Fiscal Year 2022 as compared to the first quarter of Fiscal Year 2021, primarily driven by increased component, transportation, and manufacturing costs, as well as unfavorable product mix. The increase in component costs was primarily driven by increased spot market purchases of certain key components, such as semiconductor chips, due to global supply shortages. Transportation costs increased as a result of high global demand and limited capacity of air freight carriers and increased air freight usage to mitigate longer component lead times to meet our commitments to customers. Additionally, the supply shortages and increased lead times resulted in inefficiencies at our manufacturing facility. These declines were partially offset by the non-recurrence of a one-time provision for inventory excess and obsolescence recorded during the first quarter of Fiscal Year 2021.

Services

Compared to the first quarter of Fiscal Year 2021, gross profit as a percentage of total services net revenues increased in the first quarter of Fiscal Year 2022, primarily due to the decrease in the acquisition-related deferred revenue fair value adjustment.

Operating Expenses

Operating expenses for the first quarter of Fiscal Years 2022 and 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
Research, development, and engineering	$45,466	$50,029	$(4,563)	(9.1)%
% of total net revenues	10.5%	14.1%
Selling, general and administrative	120,734	116,644	4,090	3.5%
% of total net revenues	28.0%	32.8%
Loss, net from litigation settlements	—	17,561	(17,561)	100.0%
% of total net revenues	—%	4.9%
Restructuring and other related charges	28,972	29,330	(358)	(1.2)%
% of total net revenues	6.7%	8.2%
Total Operating Expenses	$195,172	$213,564	$(18,392)	(8.6)%
% of total net revenues	45.3%	60.0%

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses.

Research, development, and engineering expenses decreased during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to lower compensation expense due to reduction in headcount, cost control efforts, lower incentive compensation, and decreased travel expenses due to COVID-19 restrictions.

Selling, General, and Administrative

Selling, general, and administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses.

Selling, general and administrative expenses increased during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to higher sales commissions due to increased sales and higher advertising and promotional activity. The increases were partially offset by lower compensation expense due to reduced headcount, decreased travel expenses due to COVID-19 restrictions, and other cost control efforts.

Loss, net from Litigation Settlements

Loss, net from litigation settlements decreased during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021 due to the recording of one-time litigation charges for settlements during the prior period.

Restructuring and Other Related Charges

Restructuring and other related charges was materially unchanged during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021. During the first quarter of Fiscal Years 2022 and 2021 we recorded restructuring and other related charges to reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures.

Interest Expense

Interest expense for the first quarter of Fiscal Years 2022 and 2021 was as follows:

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
Interest expense	$21,782	$21,184	$598	(2.8)%
% of total net revenues	5.1%	6.0%

Interest expense increased during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021, primarily due to amortization of the remaining debt issuance costs related to the 2023 Senior Notes, which were redeemed during the first quarter of Fiscal Year 2022, and interest expense related to the 2029 Senior Notes which were issued in the fourth quarter of Fiscal Year 2021, partially offset by lower interest expense related to the 2023 Senior Notes and lower outstanding principal balance on the term loan facility.

Other Non-Operating Income, Net

Other non-operating income, net for the first quarter of Fiscal Years 2022 and 2021 was as follows:

	Three Months Ended
(in thousands, except percentages)	July 3, 2021	June 27, 2020	Change
Other non-operating income, net	$(692)	$(224)	$(468)	208.9%
% of total net revenues	(0.2)%	(0.1)%

Other non-operating income, net increased during the first quarter of Fiscal Year 2022 compared to the first quarter of Fiscal Year 2021 primarily due to lower losses on non-designated foreign currency forward derivatives.

Income Tax Benefit

	Three Months Ended
(in thousands except percentages)	July 3, 2021	June 27, 2020	Change
Income (loss) before income taxes	$(41,073)	$(78,192)	$37,119	47.5%
Income tax benefit	(4,262)	(3,177)	(1,085)	(34.2)%
Net income (loss)	$(36,811)	$(75,015)	$38,204	50.9%
Effective tax rate	10.4%	4.1%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimate of its annual effective tax rate and adjusted for discrete items that are taken into account in the relevant period. The effective tax rates for the first quarter of Fiscal Years 2022 and 2021 were 10.4% and 4.1%, respectively.

Income tax benefit was $(4.3) million and $(3.2) million for the first quarter of Fiscal Years 2022 and 2021, respectively. The provision for income taxes for the three months ended July 3, 2021 consisted primarily of federal, state, and foreign income taxes. For the first quarter of Fiscal Year 2022, the income tax benefit differed from the U.S. federal statutory rate primarily due the valuation allowance on the U.S. federal and state deferred tax assets that continues to be maintained as of July 3, 2021.

A significant portion of the Company's deferred tax assets ("DTAs") relate to internal intangible property restructuring between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of July 3, 2021 and April 3, 2021 and for the first quarter of Fiscal Years 2022 and 2021 (in thousands):

	July 3, 2021	April 3, 2021
Cash, cash equivalents, and short-term investments	$212,714	$217,119
Property, plant, and equipment, net	131,294	140,875
Current portion of long-term debt	—	478,807
Long-term debt, net	1,497,119	1,496,064
Working capital	207,890	213,975

	Three Months Ended
	July 3, 2021	June 27, 2020
Cash provided by operating activities	$849	$41,722
Cash used in investing activities	(10,456)	(3,645)
Cash used in financing activities	(490,905)	(2,734)

Our cash and cash equivalents as of July 3, 2021 consisted of bank deposits with third-party financial institutions. As of July 3, 2021, of our $212.7 million of cash, cash equivalents, and short-term investments, $105.5 million was held domestically while $107.2 million was held by foreign subsidiaries, and approximately 70% was based in USD-denominated instruments. As of July 3, 2021, our short-term investments were composed of mutual funds. An additional source of liquidity is $98.6 million of availability from our revolving credit facility, net of outstanding letters of credit.

Historically, we use cash provided by operating activities as our primary source of liquidity. We expect that cash provided by operating activities will fluctuate in future periods, including the current quarter as a result of a number of factors, including fluctuations in our revenues, the timing of compensation-related payments, such as our annual bonus/variable compensation plan, interest payments on our long-term debt, product shipments, accounts receivable collections, inventory and supply chain management, and the timing and amount of tax and other payments.

During the first quarter of Fiscal Year 2022, cash provided by operating activities of $0.8 million was a result of non-cash adjustments to net loss of $66.3 million, partially offset by $(36.8) million of net loss and a decrease in the net change in operating assets and liabilities of $(28.7) million. Cash used in investing activities of ($10.4) million consisted primarily of capital expenditures of ($6.1) million and other investing activities of ($4.0) million. Cash used in financing activities consisted primarily of ($480.7) million of repayments of long-term debt and $($10.2) million of employees' tax withheld and paid for restricted stock and restricted stock units.

Capital Expenditures

We anticipate our capital expenditures in Fiscal Year 2022 will be approximately $35 million to $45 million, relating primarily to costs associated in our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Debt

In July 2018, in connection with the Polycom acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the first quarter of Fiscal Year 2022, we did not repurchase any of our outstanding principal. As of July 3, 2021, we had $1.0 billion of principal outstanding.

On February 20, 2020, the Company entered into an Amendment in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of July 3, 2021, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million and had $98.6 million available under the revolving line of credit. As of July 3, 2021, the Company was in compliance with the financial covenants.

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. On June 15, 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. During the three months ended July 3, 2021, the Company reclassified into interest expense $3.1 million and recorded a $5.7 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million. As of July 3, 2021, $500 million of principal was outstanding.

During the first quarter of Fiscal Year 2022, we redeemed the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million.

We may at any time and from time to time, depending on market conditions and prices, continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment in the future of cash dividends if the Board determines to reinstate the dividend program, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under the ESPP. The acquisition of Polycom affected our liquidity and leverage ratios and we are working to reduce our debt leverage ratios by prioritizing the repayment of the debt obtained to finance such acquisition. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

Further information regarding the Company’s debt issuances and related hedging activity can be found in Note 8, Debt, and Note 11, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Common Stock Repurchases

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the first quarter of Fiscal Year 2022, we did not repurchase any shares of our common stock. As of July 3, 2021, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the date of issuance of these financial statements. However, any projections of future financial needs and sources of working capital are subject to uncertainty on our financial results. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the SEC on May 18, 2021, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

Consigned Inventory

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our condensed consolidated balance sheets until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of July 3, 2021 and April 3, 2021, we had off-balance sheet consigned inventories of $53.6 million and $57.3 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that typically covers periods up to 52 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of July 3, 2021, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $599.5 million, including the off-balance sheet consigned inventories of $53.6 million. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 3, 2021. There have been no material changes to our critical accounting estimates during the first quarter of Fiscal Year 2022.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") did not and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, which could materially affect our business, financial position, or future results of operations.

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

On July 30, 2018, we entered into a four-year amortizing interest rate swap agreement, and on June 15, 2021, we entered into a three-year amortizing interest rate swap agreement, both with Bank of America, N.A., as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes by minimizing movements in future debt payments with this interest rate swap.

The first swap has an initial notional amount of $831 million and mature on July 31, 2022. The second swap has an initial notional amount of $680 million and matures on July 31, 2024. The swaps involve the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated these interest rate swaps as cash flow hedges. Changes in the fair value of the derivatives are recorded to other comprehensive income on the condensed consolidated statements of comprehensive loss and are reclassified to interest expense over the life of the agreements. For additional details, refer to Note 11, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended July 3, 2021, we made payments of approximately $3.1 million on our interest rate swaps and recognized $3.1 million within interest expense on the condensed consolidated statement of operations. As of July 3, 2021, we had $0.1 million of interest accrued within accrued liabilities on the condensed consolidated balance sheet. A hypothetical 10% increase or decrease on market interest rates could result in a corresponding increase or decrease in annual interest expense of approximately $0.1 million.

Interest rates were lower in the three months ended July 3, 2021 compared to the same period in the prior year. In the three months ended July 3, 2021 and June 27, 2020 we generated interest income of $0.2 million and $0.0 million, respectively.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the United States Dollar ("USD.") Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our total net revenues and gross margins, as expressed in USD. There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), Great Britain Pound Sterling ("GBP"), and Mexican Peso ("MXN"). We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes. While our existing hedges cover a certain amount of exposure for the upcoming fiscal year, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts.

The impact of changes in foreign currency rates recognized in other non-operating income, net was immaterial in the first quarter of Fiscal Year 2022. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of July 3, 2021 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$42.7	$4.3	$(4.3)
GBP	Sell GBP	13.1	1.3	(1.3)

Cash Flow Hedges

In the three months ended July 3, 2021, approximately 54% of our total net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of July 3, 2021, we had foreign currency put and call option contracts with notional amounts of approximately €100.3 million and £20.9 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $10.5 million or incur a loss of $7.9 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of July 3, 2021 (in millions):

Derivative	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$155.5	$0.4	$(7.4)
Put options	143.8	9.6	(0.9)
Forwards	122.1	12.1	(12.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of July 3, 2021, we had cross-currency swap contracts with notional amounts of approximately MXN 369.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of July 3, 2021 (in millions):

Derivative	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$17.8	$(1.8)	$1.8

Except as described above, there have been no material changes in our market risk as described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. We believe that it is unlikely that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations or cash flows. For additional information about our material legal proceedings, please see Note 7, Commitments and Contingencies, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q..

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021 ("Form 10-K"), each of which could materially affect our business, financial position, or future results of operations.

The risks described within this Quarterly Report on Form 10-Q and in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of Fiscal Year 2022, we did not repurchase any shares of our common stock. As of July 3, 2021, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. The following table presents information with respect to shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans:

	Total Number of Shares Purchased (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 4, 2021 to May 1, 2021	—	N/A	—	1,369,014
May 2, 2021 to May 29, 2021	308,359	N/A	—	1,369,014
May 30, 2021 to July 3, 2021	8,219	N/A	—	1,369,014

(1)	On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.
(2)	"Average Price Paid per Share" reflects open market repurchases of common stock only.
(3)	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Quarterly Report on Form 10-Q:

EXHIBITS INDEX

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1**	Offer letter dated as of June 14, 2021 between Registrant and Warren Schlichting					X
10.2*	Executive Severance Agreement and Change of Control Severance Agreement dated as of June 14, 2021 between Registrant and Warren Schlichting					X
31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).					X
31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	July 30, 2021	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer