Form 10-Q
period 2021-10-02
PLANTRONICS INC /CA/
filed 2021-10-28
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
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

As of October 25, 2021, 42,731,559 shares of the registrant's common stock were outstanding.

PLANTRONICS, INC.
FORM 10-Q

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	October 2, 2021	April 3, 2021
ASSETS
Current assets
Cash and cash equivalents	$191,877	$202,560
Restricted cash	—	493,908
Short-term investments	16,137	14,559
Accounts receivable, net	249,491	267,464
Inventory, net	207,620	194,405
Other current assets	63,665	65,214
Total current assets	728,790	1,238,110
Non-current assets
Property, plant, and equipment, net	128,347	140,875
Purchased intangibles, net	283,372	341,614
Goodwill	796,216	796,216
Deferred tax assets	206,988	95,800
Other non-current assets	56,093	51,654
Total assets	$2,199,806	$2,664,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$154,855	$151,244
Accrued liabilities	331,813	394,084
Current portion of long-term debt	—	478,807
Total current liabilities	486,668	1,024,135
Non-current liabilities
Long-term debt, net	1,498,173	1,496,064
Long-term income taxes payable	79,520	86,227
Other non-current liabilities	133,212	138,609
Total liabilities	2,197,573	2,745,035
Commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Common stock	926	912
Additional paid-in capital	1,584,088	1,556,272
Accumulated other comprehensive income (loss)	3,284	(3,221)
Accumulated deficit	(705,259)	(765,233)
Total stockholders' equity before treasury stock	883,039	788,730
Less: Treasury stock, at cost	(880,806)	(869,496)
Total stockholders' equity (deficit)	2,233	(80,766)
Total liabilities and stockholders' equity (deficit)	$2,199,806	$2,664,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues
Net product revenues	$361,383	$347,677	$732,585	$639,135
Net service revenues	57,641	63,292	117,611	127,554
Total net revenues	419,024	410,969	850,196	766,689
Cost of revenues
Cost of product revenues	220,169	209,261	455,365	385,876
Cost of service revenues	19,162	20,962	39,948	43,735
Total cost of revenues	239,331	230,223	495,313	429,611
Gross profit	179,693	180,746	354,883	337,078

Operating expenses
Research, development, and engineering	44,407	52,148	89,873	102,177
Selling, general, and administrative	122,297	115,605	243,031	232,250
Loss, net from litigation settlements	—	—	—	17,561
Restructuring and other related charges	2,607	6,170	31,579	35,500
Total operating expenses	169,311	173,923	364,483	387,488

Operating income (loss)	10,382	6,823	(9,600)	(50,410)
Interest expense	16,141	18,581	37,923	39,765
Other non-operating expense (income), net	23	(1,366)	(668)	(1,592)
Loss before income taxes	(5,782)	(10,392)	(46,855)	(88,583)
Income tax (benefit) expense	(102,567)	3,013	(106,829)	(163)
Net income (loss)	$96,785	$(13,405)	$59,974	$(88,420)

Per share data
Basic earnings (loss) per common share	$2.27	$(0.33)	$1.42	$(2.17)
Diluted earnings (loss) per common share	$2.21	$(0.33)	$1.37	$(2.17)
Basic shares used in computing earnings (loss) per common share	42,543	40,970	42,302	40,715
Diluted shares used in computing earnings (loss) per common share	43,705	40,970	43,863	40,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$96,785	$(13,405)	$59,974	$(88,420)

Other comprehensive income, before tax
Unrealized gains on cash flow hedges
Unrealized cash flow hedge gains (losses)	234	(3,006)	674	(4,585)
Net (gains) losses reclassified into net revenues	(639)	1,652	1,133	743
Net gains reclassified into cost of revenues	(243)	—	(479)	—
Net losses reclassified into interest expense	2,393	3,528	5,482	7,251
Net unrealized gains on cash flow hedges	1,745	2,174	6,810	3,409

Income tax (expense) benefit in other comprehensive income	(63)	259	(305)	523
Other comprehensive income	1,682	2,433	6,505	3,932

Comprehensive income (loss)	$98,467	$(10,972)	$66,479	$(84,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities
Net income (loss)	$59,974	$(88,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	76,125	84,371
Amortization of debt issuance costs	3,991	2,660
Stock-based compensation	21,989	19,618
Deferred income taxes	(111,167)	(4,056)
Provision for excess and obsolete inventories	6,904	9,158
Restructuring and other related charges	31,579	35,500
Cash payments for restructuring charges	(22,782)	(24,459)
Other operating activities	17	(3,162)
Changes in assets and liabilities
Accounts receivable, net	17,587	7,627
Inventory, net	(14,826)	(27,550)
Current and other assets	2,408	(5,945)
Accounts payable	3,577	32,892
Accrued liabilities	(62,022)	23,025
Income taxes	(13,551)	(21,002)
Net cash (used in) provided by operating activities	(197)	40,257

Cash flows from investing activities
Purchases of short-term investments	(575)	(238)
Capital expenditures	(12,797)	(10,881)
Proceeds from sale of property and equipment	—	1,900
Other investing activities	(4,000)	—
Net cash used in investing activities	(17,372)	(9,219)

Cash flows from financing activities
Employees' tax withheld and paid for restricted stock and restricted stock units	(11,310)	(3,049)
Proceeds from issuances under stock-based compensation plans	5,841	5,731
Proceeds from revolving line of credit	—	50,000
Repayments of revolving line of credit	—	(50,000)
Repayments of long-term debt	(480,689)	(35,563)
Net cash used in financing activities	(486,158)	(32,881)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(864)	1,865
Net (decrease) increase in cash and cash equivalents and restricted cash	(504,591)	22

Cash and cash equivalents and restricted cash at beginning of period	696,468	213,879
Cash and cash equivalents and restricted cash at end of period	$191,877	$213,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	October 2, 2021	April 3, 2021
Cash and cash equivalents	$191,877	$202,560
Restricted cash	—	493,908
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$191,877	$696,468

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at July 3, 2021	42,320	$921	$1,566,688	$1,602	$(802,044)	$(879,721)	$(112,554)
Net income	—	—	—	—	96,785	—	96,785
Net unrealized gains on cash flow hedges, net of tax	—	—	—	1,682	—	—	1,682
Proceeds from issuances under stock-based compensation plans	173	2	—	—	—	—	2
Stock-based compensation	—	—	11,573	—	—	—	11,573
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(1,085)	(1,085)
Proceeds from ESPP	228	3	5,827	—	—	—	5,830
Balances at October 2, 2021	42,721	$926	$1,584,088	$3,284	$(705,259)	$(880,806)	$2,233

	Three Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at June 27, 2020	40,682	$901	$1,510,695	$(12,083)	$(782,919)	$(866,305)	$(149,711)
Net loss	—	—	—	—	(13,405)	—	(13,405)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	2,433	—	—	2,433
Proceeds from issuances under stock-based compensation plans	129	1	—	—	—	—	1
Stock-based compensation	—	—	10,263	—	—	—	10,263
Employees' tax withheld and paid for restricted stock and restricted stock units	(22)	—	—	—	—	(310)	(310)
Proceeds from ESPP	457	5	5,719	—	—	—	5,724
Balances at September 26, 2020	41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)

	Six Months Ended October 2, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at April 3, 2021	41,751	$912	$1,556,272	$(3,221)	$(765,233)	$(869,496)	$(80,766)
Net income	—	—	—	—	59,974	—	59,974
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	6,505	—	—	6,505
Proceeds from issuances under stock-based compensation plans	742	11	—	—	—	—	11
Stock-based compensation	—	—	21,989	—	—	—	21,989
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(11,310)	(11,310)
Proceeds from ESPP	228	3	5,827	—	—	—	5,830
Balances at October 2, 2021	42,721	$926	$1,584,088	$3,284	$(705,259)	$(880,806)	$2,233

	Six Months Ended September 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(88,420)	—	(88,420)
Net unrealized gains (losses) on cash flow hedges, net of tax	—	—	—	3,932	—	—	3,932
Proceeds from issuances under stock-based compensation plans	648	6	—	—	—	—	6
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	19,618	—	—	—	19,618
Employees' tax withheld and paid for restricted stock and restricted stock units	(255)	—	—	—	—	(3,049)	(3,049)
Proceeds from ESPP	457	5	5,719	—	—	—	5,724
Balances at September 26, 2020	41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared on a basis materially consistent with, and should be reviewed in conjunction with, the Company's audited consolidated financial statements as of and for the year ended April 3, 2021 and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on May 18, 2021 and include all adjustments necessary to fairly state the information set forth herein. Certain information and footnote disclosures normally included in financial statements prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s consolidated financial position and the consolidated results of operations and cash flows as of the dates and for the periods presented and are normal and recurring in nature. The Company's reporting currency is United States Dollars ("USD"). The interim period results are subject to variation and are not necessarily indicative of the results of operations to be expected for the full fiscal year. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current fiscal year ends on April 2, 2022 and consists of 52 weeks. The Company's prior fiscal year ended on April 3, 2021 and consisted of 53 weeks. The three and six months ended October 2, 2021 and September 26, 2020 each contain 13 and 26 weeks, respectively.

Risks and uncertainties

The Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies due to the ongoing COVID-19 pandemic. The Company has assessed accounting estimates and other matters, including those using prospective financial information, using information that is reasonably available as of the issuance date of the condensed consolidated financial statements. The accounting estimates and other matters the Company has assessed included, but were not limited to, impairment of goodwill and other long-lived assets, provisions for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. The Company may make changes to these estimates and judgments, which could result in material impacts to the condensed consolidated financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region, as well as its owned manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers and suppliers as a result of COVID-19 and, as this virus has impacted various regions differently, the Company may in the future experience further business operation disruptions. Such disruptions have had, and may continue to have, a material impact on the Company's ability to source critical component parts, complete production of its products, fulfill customer orders and adversely affect the ability to meet customer demands as companies utilize work-from-home and hybrid work models. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession.

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

3.  DEFERRED COMPENSATION

As of October 2, 2021, the Company held investments in mutual funds with a fair value totaling $16.1 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $16.1 million as of October 2, 2021. As of April 3, 2021, the Company held investments in mutual funds with a fair value totaling $14.6 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability as of April 3, 2021 was $14.6 million. The investments are recorded at fair value in short-term investments in the condensed consolidated balance sheets. The liability is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net

(in thousands)	October 2, 2021	April 3, 2021
Accounts receivable	$331,906	$352,108
Provisions for promotions, rebates, and other	(80,448)	(82,315)
Provisions for doubtful accounts and sales allowances	(1,967)	(2,329)
Accounts receivable, net	$249,491	$267,464

The Company maintains a provision for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers’ financial conditions and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks, and economic conditions that may affect a customer's ability to pay.

Inventory, net

(in thousands)	October 2, 2021	April 3, 2021
Raw materials	$83,785	$87,050
Work in process	4,321	9,511
Finished goods	119,514	97,844
Inventory, net	$207,620	$194,405

Accrued Liabilities

(in thousands)	October 2, 2021	April 3, 2021
Short-term deferred revenue	$135,015	$141,375
Employee compensation and benefits	59,800	84,318
Operating lease liabilities, current	16,624	21,701
Warranty obligation	15,933	14,774
Provision for returns	15,754	25,133
Accrued other	88,687	106,783
Accrued liabilities	$331,813	$394,084

The Company's warranty obligation is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the six months ended October 2, 2021 and September 26, 2020 were as follows:

	Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020
Warranty obligation at beginning of period	$17,384	$15,261
Warranty provision related to products shipped	8,566	13,488
Deductions for warranty claims processed	(13,198)	(7,981)
Adjustments related to preexisting warranties	6,272	(2,365)
Warranty obligation at end of period	$19,024	$18,403

5.    PURCHASED INTANGIBLE ASSETS

As of October 2, 2021 and April 3, 2021, the carrying value of purchased intangibles, excluding fully amortized assets and goodwill, is as follows:

	October 2, 2021				April 3, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets
Existing technology	$427,123	$(309,548)	$117,575	1.8 years	$427,123	$(277,071)	$150,052
Customer relationships	240,024	(148,082)	91,942	2.8 years	240,024	(128,740)	111,284
Trade name/Trademarks	115,600	(41,745)	73,855	5.8 years	115,600	(35,322)	80,278
Total intangible assets	$782,747	$(499,375)	$283,372	3.2 years	$782,747	$(441,133)	$341,614

During the three and six months ended October 2, 2021, the Company recognized amortization expense of $27.8 million and $58.2 million, respectively. During the three and six months ended September 26, 2020, the Company recognized amortization expense of $31.4 million and $63.8 million, respectively.

Expected amortization expense attributable to purchased intangibles for each of the next five years and thereafter as of October 2, 2021 is as follows:

(in thousands)	Amount
2022 (remaining six months)	$55,616
2023	111,232
2024	65,936
2025	21,688
2026	12,844
Thereafter	16,056
Total	$283,372

6. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of October 2, 2021 were as follows:

(in thousands)	Operating Leases(1)
2022 (remaining six months)	$11,976
2023	10,710
2024	8,834
2025	6,910
2026	5,753
Thereafter	16,093
Total lease payments	60,276
Less: Imputed interest(2)	(7,491)
Present value of lease liabilities	$52,785
(1) The weighted average remaining lease term was 4.9 years as of October 2, 2021.
(2) The weighted average discount rate was 4.7% as of October 2, 2021.

Unconditional Purchase Obligations

The Company purchases materials and services from a variety of suppliers and manufacturers. During the normal course of business and to manage manufacturing operations, the Company may enter into firm, non-cancelable, and unconditional purchase obligations for inventory, including electronic components, such as semiconductor chips, in addition to service, capital expenditure, and general and administrative activities, for which amounts are not recorded on the condensed consolidated balance sheets. As of October 2, 2021, the Company had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $617.1 million.

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

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against the Company, its former CEO, Joseph Burton, its CFO, Charles Boynton, and its former CFO, Pamela Strayer, alleging various securities law violations. The Company disputes the allegations. The Court appointed lead plaintiff and lead counsel and renamed the action “In re Plantronics, Inc. Securities Litigation” on February 13, 2020. Plaintiffs filed the amended complaint on June 5, 2020 and the Company’s Motion to Dismiss the Amended Complaint on August 7, 2020. Plaintiffs filed their opposition on October 2, 2020 and the Company replied on November 16, 2020. The hearing scheduled for January 13, 2021 was vacated and on March 29, 2021, the Court issued its order granting the Company’s motion to dismiss, but allowing the Plaintiffs leave to amend their complaint. On April 13, 2021, pursuant to the parties’ mutual agreement, the Court issued its order granting a stipulation and scheduling order which provides the plaintiffs until June 15, 2021 (subsequently extended to June 22, 2021) to consider whether or not to file a second amended complaint, and if filed, allowing defendants until August 16, 2021 to file a motion to dismiss, with plaintiffs’ opposition to such motion due on or before September 30, 2021, and with defendants’ reply to be filed on or before November 1, 2021. The Plaintiff filed its second amended complaint on June 22, 2021 and the Company filed its Motion to Dismiss on September 7, 2021. The parties are awaiting the court's ruling.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss and the Court granted the such Motion with leave to amend as to defendants He, Chung and Williams, granted the Motion to Compel Arbitration for defendant Williams and granted in part and denied in part the Motion to Dismiss by defendants Puorro and the Company. Cisco filed an Amended Complaint and the defendants moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11, 2021 the Company filed its opposition. The Court issued its Case Management and Pretrial order setting a settlement conference which occurred on April 1, 2021. During such mediation conference, the parties agreed to stay the District Court case for 30 days to pursue settlement of pending claims. This 30 day period has run, and the parties were unable to reach settlement. The Texas arbitration proceeding and the district court litigation is on-going and discovery continues, with depositions due in the latter by early December. On August 13, 2021, Mr. He settled with Cisco pursuant to which he will be permanently enjoined and forever prohibited from receiving, using, and/or distributing Cisco Confidential Business Information except in limited circumstances. The arbitration proceeding in Texas is currently scheduled to occur on or about November 1, 2021.

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom, Inc. in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California. On January 29, 2021, the plaintiff amended its infringement contentions to add new accused products. On February 12, 2021, the plaintiff filed its opposition to the Motion to Transfer. On May 20, 2021, the judge granted the Company’s Motion to Transfer Venue to the Northern District of California. A claim construction hearing is scheduled for April 25, 2022. Discovery and litigation is ongoing.

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

7. DEBT

The carrying value of the Company's outstanding debt as of October 2, 2021 and April 3, 2021 was as follows:

(in thousands)	October 2, 2021	April 3, 2021
4.75% Senior Notes	$494,361	$493,985
5.50% Senior Notes	—	478,807
Term loan facility	1,003,812	1,002,079

As of October 2, 2021 and April 3, 2021, the net unamortized discount, premium, and debt issuance costs on the Company's outstanding debt were $18.6 million and $22.6 million, respectively.

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

The financial covenants under the Credit Agreement described above are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of October 2, 2021, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its consolidated financial statements for any annual period in which the Company generates Excess Cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during Fiscal Year 2021 and therefore is not required to make any debt repayments in Fiscal Year 2022. During the three and six months ended October 2, 2021, the Company did not prepay any aggregate principal amount of the term loan facility. As of October 2, 2021, the Company had five letters of credit outstanding under the revolving credit facility for a total of $1.4 million.

8. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2022 Restructuring Plan

During the six months ended October 2, 2021, the Company committed to actions to reduce expenses to enable strategic investments in revenue growth. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Severance	$101	$881	$19,401	$23,192
Facility	(32)	(156)	(503)	1,642
Other (1)	808	867	4,911	2,308
Total cash charges	877	1,592	23,809	27,142
Non-cash charges (2)	1,730	4,578	7,770	8,358
Total restructuring and other related charges	$2,607	$6,170	$31,579	$35,500
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent accelerated depreciation due to the closure or consolidation of facilities.

The Company's restructuring liabilities as of October 2, 2021 are as follows:

(in thousands)	As of April 3, 2021	Accruals (1)	Cash Payments	As of October 2, 2021
FY 2022 Plan
Severance	$—	$20,458	$(12,854)	$7,604
Facility	—	—	—	—
Other	—	4,939	(4,508)	431
Total FY 2022 Plan	$—	$25,397	$(17,362)	$8,035

FY 2021 Plans
Severance	$6,039	$(1,082)	$(3,246)	$1,711
Facility	913	83	(351)	645
Other	186	(28)	(150)	8
Total FY 2021 Plans	$7,138	$(1,027)	$(3,747)	$2,364

Legacy Plans
Severance	$1,222	$25	$(545)	$702
Facility	3,281	(586)	(1,128)	1,567
Other	—	—	—	—
Total Legacy Plans	$4,503	$(561)	$(1,673)	$2,269

Total
Severance	$7,261	$19,401	$(16,645)	$10,017
Facility	4,194	(503)	(1,479)	2,212
Other	186	4,911	(4,658)	439
Grand Total	$11,641	$23,809	$(22,782)	$12,668
(1) Excludes non-cash charges of $7.8 million recorded in restructuring and other related charges in the condensed consolidated statements of operations for the six months ended October 2, 2021.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	October 2, 2021	April 3, 2021
Accumulated unrealized loss on cash flow hedges	$(1,331)	$(7,836)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive income (loss)	$3,284	$(3,221)

10. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of October 2, 2021 and April 3, 2021. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of October 2, 2021, the Company had International Swaps and Derivatives Association ("ISDA") agreements with five applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of October 2, 2021 and April 3, 2021, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of October 2, 2021

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$6,119	$(3,253)	$—	$2,866
Derivatives not subject to master netting agreements	—			—
Total	$6,119			$2,866

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(7,235)	$3,253	$—	$(3,982)
Derivatives not subject to master netting agreements	—			—
Total	$(7,235)			$(3,982)

As of April 3, 2021

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$5,106	$(5,106)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$5,106			$—

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(11,700)	$5,106	$—	$(6,594)
Derivatives not subject to master netting agreements	—			—
Total	$(11,700)			$(6,594)

The gross fair value of the Company's outstanding derivative contracts at October 2, 2021 and April 3, 2021 was as follows:

(in thousands)	October 2, 2021	April 3, 2021
Derivative assets(1)
Non-designated hedges	$644	$2,864
Cash flow hedges	3,147	2,242
Interest rate swap	2,328	—
Total derivative assets	$6,119	$5,106

Derivative liabilities(2)
Non-designated hedges	$26	$18
Cash flow hedges	636	1,819
Interest rate swap	6,573	9,863
Accrued interest	46	102
Total derivative liabilities	$7,281	$11,802

(1) Short-term derivative assets are recorded in other current assets and long-term derivative assets are recorded in other non-current assets on the condensed consolidated balance sheets. As of October 2, 2021, the portion of derivative assets classified as long-term was $2.4 million. As of April 3, 2021, the portion of derivative assets classified as long-term was $0.1 million.

(2) Short-term derivative liabilities are recorded in accrued liabilities and long-term derivative liabilities are recorded in other non-current liabilities on the condensed consolidated balance sheets. As of October 2, 2021, the portion of derivative liabilities classified as long-term was $0.1 million. As of April 3, 2021, the portion of derivative liabilities classified as long-term was $2.0 million.

Non-Designated Hedges

As of October 2, 2021, the Company had foreign currency forward contracts denominated in Euro ("EUR") and Great Britain Pound Sterling ("GBP"). The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, accounts receivables, and accounts payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at October 2, 2021:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€20,600	$23,889	Sell EUR	1 month
GBP	£9,000	$12,197	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating expense (income), net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Gain (loss) on foreign exchange contracts	$1,676	$(1,815)	$1,190	$(2,733)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	October 2, 2021		April 3, 2021
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€92.5	£19.7	€91.4	£18.1
Forward contracts	€91.9	£18.5	€76.0	£15.6

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of October 2, 2021, and April 3, 2021, the Company had foreign currency swap contracts of approximately MXN 640.2 million and MXN 564.3 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at October 2, 2021:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	$640,243	$30,613	Buy MXN	Monthly over a twelve month period

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

The Company has designated the interest rate swaps as cash flow hedges. The purpose of the swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The swaps are valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the swaps. Changes in the fair value of the interest rate swaps are recorded to other comprehensive income and are reclassified to interest expense over the life of the underlying debt as interest is accrued. During the six months ended October 2, 2021, the Company reclassified into interest expense $5.5 million and had a $4.2 million unrealized loss on its interest rate swap derivatives designated as cash flow hedges.

The Company will reclassify approximately $6.6 million in accumulated other comprehensive income into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Loss included in accumulated other comprehensive income (loss), as of beginning of period	$(4,997)	$(18,921)	$(10,062)	$(20,156)

Gain (loss) recognized in other comprehensive income (loss)	234	(3,006)	674	(4,585)

Amount of (gain)/loss reclassified from accumulated other comprehensive income (loss) into net revenues	(639)	1,652	1,133	743
Amount of gain reclassified from accumulated other comprehensive income (loss) into cost of revenues	(243)	—	(479)	—
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	2,393	3,528	5,482	7,251
Total amount of loss reclassified from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations	1,511	5,180	6,136	7,994

Loss included in accumulated other comprehensive income (loss), as of end of period	$(3,252)	$(16,747)	$(3,252)	$(16,747)

11. FAIR VALUE MEASUREMENTS

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. In determining fair value, we use various valuation approaches. The hierarchy of those valuation approaches is in three levels based on the reliability of inputs. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following is a summary of the hierarchy levels:

•Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.
•Level 3: Inputs are unobservable for the asset or liability.

	Carrying Value at October 2, 2021	Fair Value at October 2, 2021 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$191,877	$191,877	$—	$—
Short-term investments	16,137	16,137	—	—
Derivative instruments	6,119	—	6,119	—

Liabilities:
Derivative instruments	$7,281	$—	$7,281	$—
Long-term debt	1,498,173	—	1,464,626	—

	Carrying Value at April 3, 2021	Fair Value at April 3, 2021 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$202,560	$202,560	$—	$—
Restricted cash	493,908	493,908	—	—
Short-term investments	14,559	14,559	—	—
Derivative instruments	5,106	—	5,106	—

Liabilities:
Derivative instruments	$11,802	$—	$11,802	$—
Current portion of long-term debt	478,807	—	482,669	—
Long-term debt	1,496,064	—	1,497,323	—

Valuation Techniques
•Cash and cash equivalents, short-term investments, and restricted cash are classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments the Company classifies within Level 1 include bank deposits, money market securities, and publicly traded mutual funds. Restricted cash represents the cash held in trust and restricted for use to redeem the 5.50% Senior Notes. Refer to Note 7, Debt.
•The Company estimates the fair value of derivatives using pricing models that use observable market inputs. The significant Level 2 inputs used in the valuation of derivatives include spot rates and forward rates. These inputs were obtained from pricing services, broker quotes, and other sources.
•The fair value of long-term debt was determined based on inputs that were observable in the market, including the trading price, when available.

As of October 2, 2021 and April 3, 2021, the Company's short-term investments consisted of assets related to its deferred compensation plans. The assets are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 3, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses in the three months ended October 2, 2021 or September 26, 2020 or the six months ended October 2, 2021. The Company recognized an unrealized gain of $1.8 million during the six months ended September 26, 2020.

There were no transfers between fair value measurement levels during the three and six months ended October 2, 2021 or September 26, 2020.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period. The effective tax rates for the three and six months ended October 2, 2021 were 1,773.9% and 228.0%, respectively. The effective tax rates for the three and six months ended September 26, 2020 were (29.0)% and 0.2%, respectively.

Income tax benefit for the three and six months ended October 2, 2021 was $(102.6) million and $(106.8) million, respectively. Income tax expense (benefit) for the three and six months ended September 26, 2020 was $3.0 million and $(0.2) million, respectively. During the three months ended October 2, 2021, the Company transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries ("IP transfer") to align with our evolving business operations, resulting in the derecognition of a deferred tax asset of $91.1 million and the recognition of a new deferred tax asset of $204.3 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.2 million. The impact of the IP transfer to net cash flows on the condensed consolidated statements of cash flows during the six months ended October 2, 2021 was not material.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the changes in uncertain tax positions, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state deferred tax assets (DTAs) that continues to be maintained as of October 2, 2021, offset by the discrete tax benefit associated with the IP transfer between wholly-owned subsidiaries.

A significant portion of the Company's DTAs relate to the aforementioned IP transfer between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended October 2, 2021, the amount of gross unrecognized tax benefits decreased by $127.9 million. As of October 2, 2021, the Company has $21.5 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the aforementioned IP transfer between wholly-owned subsidiaries.

13. COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method. The potentially dilutive effect of outstanding stock options and restricted stock has been excluded from the computation of diluted loss per share in periods where the Company had a net loss, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Numerator:
Net income (loss)	$96,785	$(13,405)	$59,974	$(88,420)

Denominator:
Weighted-average basic shares outstanding	42,543	40,970	42,302	40,715
Weighted-average diluted shares outstanding	43,705	40,970	43,863	40,715

Basic earnings (loss) per common share	$2.27	$(0.33)	$1.42	$(2.17)
Diluted earnings (loss) per common share	$2.21	$(0.33)	$1.37	$(2.17)

Potentially dilutive securities excluded from diluted earnings (loss) per common share because their effect is anti-dilutive	752	1,153	330	1,337

14. REVENUE AND MAJOR CUSTOMERS

The Company designs, builds, and markets collaboration solutions which combine legendary audio expertise and powerful video and conferencing capabilities to create endpoints that power meaningful human connections and provide solutions that make life easier when they work together and with our partners' services.

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

The following table disaggregates revenues by major product category for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net revenues
Headsets	$185,780	$202,840	$357,973	$377,590
Voice	59,705	43,785	121,003	89,606
Video	115,898	101,052	253,609	171,939
Services	57,641	63,292	117,611	127,554
Total net revenues	$419,024	$410,969	$850,196	$766,689

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's total net revenues for the three and six months ended October 2, 2021 and September 26, 2020.

The following table presents total net revenues by geography:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net product revenues
U.S.	$186,068	$159,532	$362,039	$303,821

Europe, Middle East, and Africa	97,341	114,875	208,801	192,493
Asia Pacific	57,294	52,548	115,564	97,979
Americas, excluding U.S.	20,680	20,722	46,181	44,842
Total international net product revenues	175,315	188,145	370,546	335,314
Total net product revenues	$361,383	$347,677	$732,585	$639,135

Net service revenues
U.S.	$22,092	$24,245	$44,850	$48,237

Europe, Middle East, and Africa	14,420	15,524	29,081	32,012
Asia Pacific	17,015	19,021	35,502	37,854
Americas, excluding U.S.	4,114	4,502	8,178	9,451
Total international net service revenues	35,549	39,047	72,761	79,317
Total net service revenues	$57,641	$63,292	$117,611	$127,554

Total net revenues	$419,024	$410,969	$850,196	$766,689

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. As of October 2, 2021 and April 3, 2021, the Company's deferred revenue balance was $202.4 million and $213.8 million, respectively. During the three months ended October 2, 2021, the Company recognized $50.7 million in total net revenues that were recorded in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of October 2, 2021:

(in thousands)	Current	Non-Current	Total
Unsatisfied (or partially unsatisfied) performance obligations	$135,182	$67,195	$202,377

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

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and has considered a constraint accordingly. Provisions for sales returns are presented within accrued liabilities in the condensed consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right to offset, in which case they are presented within accrued liabilities on the condensed consolidated balance sheets. See Note 4, Details of Certain Balance Sheet Accounts, for additional details.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to selling, general, and administrative expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts and related amortization was not material as of and for the three and six months ended October 2, 2021.

15. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's Chief Executive Officer is identified as its Chief Operating Decision Maker ("CODM"). The CODM has organized the Company, manages resource allocations, and measures performance among its two operating segments: Products and Services.

The Products reportable segment includes the Headsets, Voice and Video product lines. The Services reportable segment includes maintenance support on hardware devices as well as professional, managed and cloud services and solutions.

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

The following table presents segments results for revenue and gross margin, as reviewed by the CODM, and their reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Segment revenues, as reviewed by CODM
Products	$361,530	$347,970	$732,909	$639,756
Services	58,548	67,236	119,601	136,252
Total segment revenues, as reviewed by CODM	$420,078	$415,206	$852,510	$776,008

Segment gross profit, as reviewed by CODM
Products	$158,759	$156,627	$312,307	$290,869
Services	39,386	46,274	79,653	92,517
Total segment gross profit, as reviewed by CODM	$198,145	$202,901	$391,960	$383,386

	Three Months Ended		Six Months Ended
(in thousands)	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Total segment revenues, as reviewed by CODM	$420,078	$415,206	$852,510	$776,008
Deferred revenue purchase accounting	(1,054)	(4,237)	(2,314)	(9,319)
GAAP net revenues	$419,024	$410,969	$850,196	$766,689

Total segment gross profit, as reviewed by CODM (1)	$198,145	$202,901	$391,960	$383,386
Purchase accounting amortization	(16,238)	(17,176)	(32,477)	(35,414)
Deferred revenue purchase accounting	(1,054)	(4,237)	(2,314)	(9,319)
Stock-based compensation	(1,160)	(742)	(2,286)	(1,575)
GAAP gross profit	$179,693	$180,746	$354,883	$337,078
(1) Includes depreciation expense of $4.0 million and $3.6 million for the three months ended October 2, 2021 and September 26, 2020, respectively. Includes depreciation expense of $7.6 million and $6.9 million for the six months ended October 2, 2021 and September 26, 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. Such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including, our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Video and Voice devices, will continue over the long term; (ii) risks related to global supply chain disruptions, including continued uncertainty and potential impact on future quarters relating to a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs, increased purchase commitments and a delay in our ability to fulfill orders, which has had, and may continue to have, an adverse impact on our business and operating results and which could continue to negatively affect our profitability and/or market share; (iii) expectations related to our ability to manage profitability and maintain margins in light of supply chain challenges, while making investments for long-term growth, including investments in strategic alliances and/or acquisitions, in light of the supply chain challenges; (iv) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share; (v) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet changes in demand due to a global hybrid work environment; (vi) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand in a timely manner to satisfy perishable demand; (vii) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials and/or finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (viii) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (ix) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (x) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (xi) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xii) expectations related to our Services reportable segment revenues, particularly as we introduce next-generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xiii) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xiv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xv) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvi) expectations relating to our earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop forward-looking financial guidance and other prospective financial information; (xvii) expectations related to GAAP and non-GAAP financial results for the full Fiscal Year 2022, including net revenues, adjusted earnings before interest, tax, depreciation, and amortization (EBITDA), tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted earnings per share (EPS); (xviii) our forecast and estimates with respect to tax matters, including expectations with respect to the valuation of our intellectual property or expectations regarding utilization of our deferred tax assets; and (xix) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Annual Report on Form 10-K that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on

Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the Securities and Exchange Commission ("SEC") on May 18, 2021; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

Plantronics, Inc. (“Poly,” “Company,” “we,” “our,” or “us”) is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. We offer premium audio and video products designed to work in an era where work is no longer a place and enterprise work forces are increasingly distributed. Our products and services are designed and engineered to connect people with high fidelity and incredible clarity. They are professional-grade, easy to use, and work seamlessly with major video and audio-conferencing platforms.

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

Our fiscal year ends on the Saturday closest to the last day of March. The year ended April 2, 2022 ("Fiscal Year 2022") has 52 weeks, while the year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The three months ended October 2, 2021 ("second quarter Fiscal Year 2022") and September 26, 2020 ("second quarter Fiscal Year 2021") each had 13 weeks. The six months ended October 2, 2021 and September 26, 2020 each had 26 weeks.

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

The COVID-19 pandemic led to a massive increase in remote work. As a result, during Fiscal Year 2021 we experienced elevated demand for certain enterprise Headsets and Video devices and a decline in demand for our Voice products and associated Services, as companies shifted from in-office to work-from-home arrangements for many of their office workers. Beginning in the fourth quarter of Fiscal Year 2021 and continuing through the second quarter of Fiscal Year 2022, we experienced elevated demand for certain Video and Voice devices as companies began to shift from work-from-home arrangements to hybrid work models.

However, the impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects as we continue to experience constraints in our supply chain, specifically the sourcing of certain components and raw materials, and increased logistics costs to meet customer demand, which, in turn, adversely impacts our gross margins. As a result, the impact of COVID-19 to date has had mixed effects on our results of operations.

We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in price inflation for certain components, including semiconductor chips, on the spot market, increased transportation costs, inefficiencies at our owned manufacturing facility in Tijuana, Mexico, and inability to fulfill backlog for certain products timely. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including increased spot market purchases, outreach to critical suppliers, and entering into contractual obligations that provide for increased costs, and multi-year commitments, to secure supply. These factors, among others, are affecting and are expected to continue to affect total net revenue and gross margin rates.

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
Second Quarter Fiscal Year 2022 Highlights

Total net revenues for the second quarter of Fiscal Year 2022 were $419.0 million, an increase of $8.1 million or 2.0%, compared to the second quarter of Fiscal Year 2021, primarily driven by increased sales in our Video and Voice product categories.

Products gross margin rate for the second quarter of Fiscal Year 2022 decreased from 39.8% in the second quarter of Fiscal Year 2021 to 39.1%, primarily driven by increased component and transportation costs.

During the second quarter of Fiscal Year 2022, we announced the Voyager 4300 UC Series headset, an affordable headset for the hybrid worker. This product is a wireless headset with Poly's Acoustic Fence technology, SoundGuard Digital technology and Dynamic Mute Alert. This product was available during the second quarter of Fiscal Year 2022 and did not have a material impact on total net revenues. We also announced the Studio X70 and Studio E70 pro-grade video conferencing devices, designed to upgrade the video collaboration experience and generate meeting equality by bringing pro-grade audio and video to large workspaces. These products feature Poly's Director AI technology, which includes Acoustic Fence technology and NoiseBlock AI technology. This product was available during the second quarter of Fiscal Year 2022 and did not have a material impact on total net revenues.

RESULTS OF OPERATIONS

The Company’s reportable segments are Products and Services. Our Products reportable segment includes the Headsets, Voice, and Video product lines. Our Services reportable segment includes maintenance support on hardware devices as well as, professional, managed and cloud services and solutions.

Total Net Revenues

The following table sets forth total net revenues by reportable segment for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Products	$361,383	$347,677	$13,706	3.9%	$732,585	$639,135	$93,450	14.6%
Services	57,641	63,292	(5,651)	(8.9)%	117,611	127,554	(9,943)	(7.8)%
Total net revenues	$419,024	$410,969	$8,055	2.0%	$850,196	$766,689	$83,507	10.9%

Products

Total product net revenues increased in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to the following:

•Video product category net revenues increased, driven by the shift to hybrid work arrangements and the need for office workers to be able to effectively communicate and collaborate regardless of location.
•Voice product category net revenues also increased as companies returned or made plans to return to the office.
•Headsets product category net revenues decreased primarily due to constrained supply of certain components, such as semiconductor chips.

Services

Total services net revenues decreased in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was partially offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom acquisition.

Geographic Region

The following table sets forth total net revenues by geographic region for the three and six months ended October 2, 2021 and September 26, 2020:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
United States	$208,160	$183,777	$24,383	13.3%	$406,889	$352,058	$54,831	15.6%

International net revenues:
Europe, Middle East, and Africa	111,761	130,399	(18,638)	(14.3)%	237,882	224,505	13,377	6.0%
Asia Pacific	74,309	71,569	2,740	3.8%	151,066	135,833	15,233	11.2%
Americas, excluding United States	24,794	25,224	(430)	(1.7)%	54,359	54,293	66	0.1%
Total international net revenues	210,864	227,192	(16,328)	(7.2)%	443,307	414,631	28,676	6.9%

Total net revenues	$419,024	$410,969	$8,055	2.0%	$850,196	$766,689	$83,507	10.9%

United States (U.S.)

U.S. total net revenues increased in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021, primarily due to increased net sales in the Voice and Headsets product categories. U.S. Services and Video total net revenues were materially unchanged in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021.

U.S. total net revenues increased in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to increased net sales in the Voice and Video product categories. U.S. Headsets and Services total net revenues were materially unchanged during the six months ended October 2, 2021 compared to the six months ended September 26, 2020.

International

International total net revenues decreased in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021, primarily due to decreased net sales in the Headsets and Services categories, partially offset by increased net sales in Video.

International total net revenues increased in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to increased net sales in Video, partially offset by decreased net sales in Headsets and Services. International Voice total net revenues were materially unchanged during the six months ended October 2, 2021 compared to the six months ended September 26, 2020.

During the second quarter of Fiscal Year 2022, changes in foreign exchange rates favorably impacted total net revenues by $5.4 million, net of the effects of hedging, compared to a $7.1 million unfavorable impact on revenue in the second quarter of fiscal year 2021. During the six months ended October 2, 2021, changes in foreign exchange rates favorably impacted total net revenues by $15.0 million, net of the effects of hedging, compared to a $4.7 million unfavorable impact on revenue in the prior year period.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Products:
Net revenues	$361,383	$347,677	$13,706	3.9%	$732,585	$639,135	$93,450	14.6%
Cost of revenues	220,169	209,261	10,908	5.2%	455,365	385,876	69,489	18.0%
Gross profit	$141,214	$138,416	$2,798	2.0%	$277,220	$253,259	$23,961	9.5%
Gross profit %	39.1%	39.8%			37.8%	39.6%
Services:
Net revenues	$57,641	$63,292	$(5,651)	(8.9)%	$117,611	$127,554	$(9,943)	(7.8)%
Cost of revenues	19,162	20,962	(1,800)	(8.6)%	39,948	43,735	(3,787)	(8.7)%
Gross profit	$38,479	$42,330	$(3,851)	(9.1)%	$77,663	$83,819	$(6,156)	(7.3)%
Gross profit %	66.8%	66.9%			66.0%	65.7%
Total:
Net revenues	$419,024	$410,969	$8,055	2.0%	$850,196	$766,689	$83,507	10.9%
Cost of revenues	239,331	230,223	9,108	4.0%	495,313	429,611	65,702	15.3%
Gross profit	$179,693	$180,746	$(1,053)	(0.6)%	$354,883	$337,078	$17,805	5.3%
Gross profit %	42.9%	44.0%			41.7%	44.0%

Products

Gross profit as a percentage of total product net revenues decreased in the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to increased component and transportation costs. The increase in component costs was primarily driven by increased spot market purchases of certain key components, such as semiconductor chips, due to global supply shortages. Transportation costs increased as a result of high global demand and limited capacity of air freight carriers and increased air freight usage to mitigate longer component lead times to meet our commitments to customers.

Services

Gross profit as a percentage of total services net revenues was materially unchanged during the second quarter of Fiscal Year 2022 as compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020.

Operating Expenses

Operating expenses for the three and six months ended October 2, 2021 and September 26, 2020 were as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Research, development, and engineering	$44,407	$52,148	$(7,741)	(14.8)%	$89,873	$102,177	$(12,304)	(12.0)%
% of total net revenues	10.6%	12.7%			10.6%	13.3%
Selling, general and administrative	122,297	115,605	6,692	5.8%	243,031	232,250	10,781	4.6%
% of total net revenues	29.2%	28.1%			28.6%	30.3%
Loss, net from litigation settlements	—	—	—	—%	—	17,561	(17,561)	100.0%
% of total net revenues	—%	—%			—%	2.3%
Restructuring and other related charges	2,607	6,170	(3,563)	(57.7)%	31,579	35,500	(3,921)	(11.0)%
% of total net revenues	0.6%	1.5%			3.7%	4.6%
Total Operating Expenses	$169,311	$173,923	$(4,612)	(2.7)%	$364,483	$387,488	$(23,005)	(5.9)%
% of total net revenues	40.4%	42.3%			42.9%	50.5%

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses. Research, development, and engineering expenses decreased during the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to lower compensation expense due to reduction in headcount, cost control efforts and lower incentive compensation.

Selling, General, and Administrative

Selling, general, and administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses. Selling, general and administrative expenses increased during the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to higher sales commissions.

Loss, net from Litigation Settlements

Loss, net from litigation settlements decreased during the six months ended October 2, 2021 compared to the six months ended September 26, 2020, due to the recording of one-time litigation charges for settlements during the prior period.

Restructuring and Other Related Charges

Restructuring and other related charges decreased during the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020. During the three and six months ended October 2, 2021 and September 26, 2020 we recorded restructuring and other related charges to reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures.

Interest Expense

Interest expense for the three and six months ended October 2, 2021 and September 26, 2020 was as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Interest expense	$16,141	$18,581	$(2,440)	13.1%	$37,923	$39,765	$(1,842)	4.6%
% of total net revenues	3.9%	4.5%			4.5%	5.2%

Interest expense decreased during the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due to amortization of the remaining debt issuance costs related to the 2023 Senior Notes, which were redeemed during the first quarter of Fiscal Year 2022, and interest expense related to the 2029 Senior Notes, which were issued in the fourth quarter of Fiscal Year 2021, partially offset by lower interest expense related to the 2023 Senior Notes and lower outstanding principal balance on the term loan facility.

Other Non-Operating Expense (Income), Net

Other non-operating expense (income), net for the three and six months ended October 2, 2021 and September 26, 2020 was as follows:

	Three Months Ended				Six Months Ended
(in thousands, except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Other non-operating expense (income), net	$23	$(1,366)	$1,389	(101.7)%	$(668)	$(1,592)	$924	(58.0)%
% of total net revenues	—%	(0.3)%			(0.1)%	(0.2)%

Other non-operating expense (income), net increased during the second quarter of Fiscal Year 2022 compared to the second quarter of Fiscal Year 2021 and in the six months ended October 2, 2021 compared to the six months ended September 26, 2020, primarily due lower immaterial realized and unrealized gains on the deferred compensation plan investments.

Income Tax (Benefit) Expense

	Three Months Ended				Six Months Ended
(in thousands except percentages)	October 2, 2021	September 26, 2020	Change		October 2, 2021	September 26, 2020	Change
Loss before income taxes	$(5,782)	$(10,392)	$4,610	44.4%	$(46,855)	$(88,583)	$41,728	47.1%
Income tax (benefit) expense	(102,567)	3,013	(105,580)	3,504.1%	(106,829)	(163)	(106,666)	(65,439.3)%
Net income (loss)	$96,785	$(13,405)	$110,190	822.0%	$59,974	$(88,420)	$148,394	167.8%
Effective tax rate	1,773.9%	(29.0)%			228.0%	0.2%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period. The effective tax rates for the three and six months ended October 2, 2021 were 1,773.9% and 228.0%, respectively. The effective tax rates for the three and six months ended September 26, 2020 were (29.0)% and 0.2%, respectively.

Income tax benefit for the three and six months ended October 2, 2021 was $(102.6) million and $(106.8) million, respectively. Income tax expense (benefit) for the three and six months ended September 26, 2020 was $3.0 million and $(0.2) million, respectively. During the three months ended October 2, 2021, the Company transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries ("IP transfer") to align with our evolving business operations, resulting in the derecognition of a deferred tax asset of $91.1 million and the recognition of a new deferred tax asset of $204.3 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.2 million. The impact of the IP transfer to net cash flows on the condensed consolidated statements of cash flows during the six months ended October 2, 2021 was not material.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the changes in uncertain tax positions, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state deferred tax assets (DTAs) that continues to be maintained as of October 2, 2021, offset by the discrete tax benefit associated with the IP transfer between wholly-owned subsidiaries.

A significant portion of the Company's DTAs relate to the aforementioned IP transfer between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended October 2, 2021, the amount of gross unrecognized tax benefits decreased by $127.9 million. As of October 2, 2021, the Company has $21.5 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the aforementioned IP transfer between wholly-owned subsidiaries.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of October 2, 2021 and April 3, 2021 and for the six months then ended (in thousands):

	October 2, 2021	April 3, 2021
Cash, cash equivalents, and short-term investments	$208,014	$217,119
Property, plant, and equipment, net	128,347	140,875
Current portion of long-term debt	—	478,807
Long-term debt, net	1,498,173	1,496,064
Working capital	242,121	213,975

	Six Months Ended
	October 2, 2021	September 26, 2020
Cash (used in) provided by operating activities	$(197)	$40,257
Cash used in investing activities	(17,372)	(9,219)
Cash used in financing activities	(486,158)	(32,881)

Our cash and cash equivalents as of October 2, 2021 consisted of bank deposits and money market funds with third-party financial institutions. As of October 2, 2021, of our $208.0 million of cash, cash equivalents, and short-term investments, $113.0 million was held domestically while $95.0 million was held by foreign subsidiaries, and approximately 72% was based in USD-denominated instruments. As of October 2, 2021, our short-term investments were composed of mutual funds. An additional source of liquidity is $98.6 million of availability from our revolving credit facility, net of outstanding letters of credit.

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

During the six months ended October 2, 2021, cash used in operating activities of ($0.2) million was a result of $66.8 million of cash used in net working capital, partially offset by $60.0 of net income and $6.6 million in net non-cash charges. Cash used in investing activities of ($17.4) million consisted primarily of capital expenditures of ($12.8) million and other investing activities of ($4.0) million. Cash used in financing activities of ($486.2) million consisted primarily of ($486.2) million of repayments of long-term debt and $($11.3) million of employees' tax withheld and paid for restricted stock and restricted stock units.

Capital Expenditures

We anticipate our capital expenditures in Fiscal Year 2022 will be approximately $35 million to $45 million, relating primarily to investments in our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Debt

In July 2018, in connection with the Polycom acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the first six months of Fiscal Year 2022, we did not repurchase any of our outstanding principal. As of October 2, 2021, we had $1.0 billion of principal outstanding.

On February 20, 2020, the Company entered into an Amendment to the Credit Agreement in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of October 2, 2021, the Company has five outstanding letters of credit on the revolving credit facility for a total of $1.4 million and had $98.6 million available under the revolving line of credit. As of October 2, 2021, the Company was in compliance with the financial covenants.

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. On June 15, 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. During the six months ended October 2, 2021, the Company reclassified into interest expense $5.5 million and recorded a $4.2 million unrealized loss on its interest rate swap derivative designated as a cash flow hedge.

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million. As of October 2, 2021, $500 million of principal was outstanding.

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

Further information regarding the Company’s debt issuances and related hedging activity can be found in Note 7, Debt, and Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Common Stock Repurchases

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the six months ended October 2, 2021, we did not repurchase any shares of our common stock. As of October 2, 2021, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program.

We believe that our current cash and cash equivalents, short-term investments, cash flow from operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the date of issuance of these financial statements. However, any projections of future financial needs and sources of working capital are subject to uncertainty on our financial results. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled "Certain Forward-Looking Information" and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the SEC on May 18, 2021, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

Consigned Inventory

A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our condensed consolidated balance sheets until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. As of October 2, 2021 and April 3, 2021, we had off-balance sheet consigned inventories of $63.1 million and $57.3 million, respectively.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that can cover periods up to 78 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of October 2, 2021, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $617.1 million, including the off-balance sheet consigned inventories of $63.1 million. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 3, 2021. There have been no material changes to our critical accounting estimates during Fiscal Year 2022.

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

The first swap has an initial notional amount of $831 million and matures on July 31, 2022. The second swap has an initial notional amount of $680 million and matures on July 31, 2024. The swaps involve the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated these interest rate swaps as cash flow hedges. Changes in the fair value of the derivatives are recorded to other comprehensive income on the condensed consolidated statements of comprehensive income (loss) and are reclassified to interest expense over the life of the agreements. For additional details, refer to Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the six months ended October 2, 2021, we made payments of approximately $5.5 million on our interest rate swaps and recognized $5.5 million within interest expense on the condensed consolidated statement of operations. As of October 2, 2021, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. A hypothetical 10% increase or decrease on market interest rates could result in a corresponding immaterial increase or decrease in annual interest expense due to the two interest rate swaps.

Interest rates were lower in the three and six months ended October 2, 2021 compared to the same period in the prior year. Interest income was not material in the three and six months ended October 2, 2021 and September 26, 2020.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the United States Dollar ("USD"). Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our total net revenues and gross margins, as expressed in USD. There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

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

The impact of changes in foreign currency rates recognized in other non-operating expense (income), net was immaterial in both the three and six months ended October 2, 2021. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of October 2, 2021 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$23.9	$2.4	$(2.4)
GBP	Sell GBP	12.2	1.2	(1.2)

Cash Flow Hedges

In the six months ended October 2, 2021, approximately 52% of our total net revenues were derived from sales outside of the U.S. and denominated primarily in EUR and GBP.

As of October 2, 2021, we had foreign currency put and call option contracts with notional amounts of approximately €92.5 million and £19.7 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $10.6 million or incur a loss of $6.0 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of October 2, 2021 (in millions):

Derivative	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$142.4	$0.3	$(5.7)
Put options	131.6	9.5	(1.1)
Forwards	133.4	13.1	(13.1)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of October 2, 2021, we had cross-currency swap contracts with notional amounts of approximately MXN 640.2 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of October 2, 2021 (in millions):

Derivative	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$30.6	$(3.0)	$3.0

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended October 2, 2021, we did not repurchase any shares of our common stock. As of October 2, 2021, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. The following table presents information with respect to shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans during the three months ended October 2, 2021:

	Total Number of Shares Purchased (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 4, 2021 to July 31, 2021	—	N/A	—	1,369,014
August 1, 2021 to August 28, 2021	14,927	N/A	—	1,369,014
August 29, 2021 to October 2, 2021	20,927	N/A	—	1,369,014

(1)	On November 28, 2018, our Board of Directors approved a 1 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.
(2)	"Average Price Paid per Share" reflects open market repurchases of common stock only.
(3)	These shares reflect the available shares authorized for repurchase under the expanded program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Quarterly Report on Form 10-Q:

EXHIBITS INDEX

Exhibit Number			Incorporation by Reference				Filed Herewith
	Exhibit Description		Form	File No.	Exhibit	Filing Date
10.1	Plantronics, Inc. 2002 Employee Stock Purchase Plan, Amended and Restated Effective June 4, 2021, Approved by Stockholders on July 26, 2021	*	8-K	001-12696	10.1	7/27/2021
10.2	Plantronics, Inc. 2003 Stock Plan, Amended and Restated Effective June 4, 2021, Approved by Stockholders on July 26, 2021	*	8-K	001-12696	10.2	7/27/2021
31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a).						X
31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a).						X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.						X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document						X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)						X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	October 28, 2021	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and principal accounting officer)