Form 10-Q
period 2022-01-01
PLANTRONICS INC /CA/
filed 2022-02-08
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
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

As of February 3, 2022, 42,778,870 shares of the registrant's common stock were outstanding.

PLANTRONICS, INC.
FORM 10-Q

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	January 1, 2022	April 3, 2021
ASSETS
Current assets
Cash and cash equivalents	$182,700	$202,560
Restricted cash	—	493,908
Short-term investments	17,017	14,559
Accounts receivable, net	275,913	267,464
Inventory, net	216,750	194,405
Other current assets	61,484	65,214
Total current assets	753,864	1,238,110
Non-current assets
Property, plant, and equipment, net	126,973	140,875
Purchased intangibles, net	255,564	341,614
Goodwill	796,216	796,216
Deferred tax assets	211,543	95,800
Other non-current assets	70,332	51,654
Total assets	$2,214,492	$2,664,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$160,529	$151,244
Accrued liabilities	328,551	394,084
Current portion of long-term debt	—	478,807
Total current liabilities	489,080	1,024,135
Non-current liabilities
Long-term debt, net	1,499,228	1,496,064
Long-term income taxes payable	76,095	86,227
Other non-current liabilities	139,469	138,609
Total liabilities	2,203,872	2,745,035
Commitments and contingencies (Note 6)
Stockholders' equity (deficit)
Common stock	926	912
Additional paid-in capital	1,596,313	1,556,272
Accumulated other comprehensive income (loss)	11,454	(3,221)
Accumulated deficit	(716,423)	(765,233)
Total stockholders' equity before treasury stock	892,270	788,730
Less: Treasury stock, at cost	(881,650)	(869,496)
Total stockholders' equity (deficit)	10,620	(80,766)
Total liabilities and stockholders' equity (deficit)	$2,214,492	$2,664,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenues
Net product revenues	$354,022	$420,711	$1,086,607	$1,059,846
Net service revenues	55,544	63,974	173,155	191,529
Total net revenues	409,566	484,685	1,259,762	1,251,375
Cost of revenues
Cost of product revenues	226,994	236,842	682,360	622,718
Cost of service revenues	18,386	21,186	58,334	64,921
Total cost of revenues	245,380	258,028	740,694	687,639

Gross profit	164,186	226,657	519,068	563,736

Operating expenses
Research, development, and engineering	46,216	54,150	136,090	156,327
Selling, general, and administrative	121,387	129,641	364,417	361,892
Loss, net from litigation settlements	—	—	—	17,561
Restructuring and other related charges	2,398	13,977	33,977	49,477
Total operating expenses	170,001	197,768	534,484	585,257

Operating (loss) income	(5,815)	28,889	(15,416)	(21,521)

Interest expense	15,948	18,417	53,871	58,182
Other non-operating income, net	(995)	(2,596)	(1,664)	(4,188)
(Loss) income before income taxes	(20,768)	13,068	(67,623)	(75,515)

Income tax benefit	(9,604)	(7,045)	(116,433)	(7,208)
Net (loss) income	$(11,164)	$20,113	$48,810	$(68,307)

Per share data
Basic (loss) earnings per common share	$(0.26)	$0.49	$1.15	$(1.67)
Diluted (loss) earnings per common share	$(0.26)	$0.48	$1.11	$(1.67)
Basic shares used in computing (loss) earnings per common share	42,745	41,252	42,450	40,894
Diluted shares used in computing (loss) earnings per common share	42,745	42,184	43,811	40,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net (loss) income	$(11,164)	$20,113	$48,810	$(68,307)

Other comprehensive income, before tax
Unrealized gains on cash flow hedges
Unrealized cash flow hedge gains (losses)	7,846	(3,754)	8,520	(8,339)
Net (gains) losses reclassified into net revenues	(1,804)	1,054	(671)	1,797
Net gains reclassified into cost of revenues	(10)	—	(489)	—
Net losses reclassified into interest expense	2,100	3,039	7,582	10,290
Net unrealized gains on cash flow hedges	8,132	339	14,942	3,748

Income tax benefit (expense) in other comprehensive income	38	599	(267)	1,122
Other comprehensive income	8,170	938	14,675	4,870

Comprehensive (loss) income	$(2,994)	$21,051	$63,485	$(63,437)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	January 1, 2022	December 26, 2020
Cash flows from operating activities
Net income (loss)	$48,810	$(68,307)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	112,796	124,881
Amortization of debt issuance costs	5,046	3,962
Stock-based compensation	34,214	31,104
Deferred income taxes	(115,660)	(15,373)
Provision for excess and obsolete inventories	8,160	12,767
Restructuring and other related charges	33,977	49,477
Cash payments for restructuring charges	(27,515)	(28,794)
Other operating activities	(1,526)	(6,000)
Changes in assets and liabilities
Accounts receivable, net	(8,569)	(71,439)
Inventory, net	(24,699)	(39,941)
Current and other assets	(9,129)	(15,246)
Accounts payable	9,170	62,454
Accrued liabilities	(45,502)	47,529
Income taxes	(19,625)	(15,925)
Net cash (used in) provided by operating activities	(52)	71,149

Cash flows from investing activities
Proceeds from sales of short-term investments	264	667
Purchases of short-term investments	(760)	(394)
Capital expenditures	(20,682)	(16,753)
Proceeds from sale of property, plant, and equipment	—	1,900
Other investing activities	(4,000)	—
Net cash used in investing activities	(25,178)	(14,580)

Cash flows from financing activities
Employees' tax withheld and paid for restricted stock and restricted stock units	(12,154)	(3,193)
Proceeds from issuances under stock-based compensation plans	5,841	5,731
Proceeds from revolving line of credit	—	50,000
Repayments of revolving line of credit	—	(50,000)
Repayments of long-term debt	(480,689)	(46,980)
Net cash used in financing activities	(487,002)	(44,442)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,536)	4,059
Net (decrease) increase in cash and cash equivalents and restricted cash	(513,768)	16,186

Cash and cash equivalents and restricted cash at beginning of period	696,468	213,879
Cash and cash equivalents and restricted cash at end of period	$182,700	$230,065

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	January 1, 2022	April 3, 2021
Cash and cash equivalents	$182,700	$202,560
Restricted cash	—	493,908
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$182,700	$696,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended January 1, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at October 2, 2021	42,721	$926	$1,584,088	$3,284	$(705,259)	$(880,806)	$2,233
Net loss	—	—	—	—	(11,164)	—	(11,164)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	8,170	—	—	8,170
Proceeds from issuances under stock-based compensation plans	43	—	—	—	—	—	—
Stock-based compensation	—	—	12,225	—	—	—	12,225
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(844)	(844)
Balances at January 1, 2022	42,764	$926	$1,596,313	$11,454	$(716,423)	$(881,650)	$10,620

	Three Months Ended December 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at September 26, 2020	41,246	$907	$1,526,677	$(9,650)	$(796,324)	$(866,615)	$(145,005)
Net income	—	—	—	—	20,113	—	20,113
Net unrealized gains on cash flow hedges, net of tax	—	—	—	938	—	—	938
Proceeds from issuances under stock-based compensation plans	19	—	—	—	—	—	—
Stock-based compensation	—	—	11,486	—	—	—	11,486
Employees' tax withheld and paid for restricted stock and restricted stock units	(6)	—	—	—	—	(144)	(144)
Other equity changes	—	—	(3)	(409)	3	—	(409)
Balances at December 26, 2020	41,259	$907	$1,538,160	$(9,121)	$(776,208)	$(866,759)	$(113,021)

	Nine Months Ended January 1, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at April 3, 2021	41,751	$912	$1,556,272	$(3,221)	$(765,233)	$(869,496)	$(80,766)
Net income	—	—	—	—	48,810	—	48,810
Net unrealized gains on cash flow hedges, net of tax	—	—	—	14,675	—	—	14,675
Proceeds from issuances under stock-based compensation plans	785	11	—	—	—	—	11
Stock-based compensation	—	—	34,214	—	—	—	34,214
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(12,154)	(12,154)
Proceeds from Employee Stock Purchase Program	228	3	5,827	—	—	—	5,830
Balances at January 1, 2022	42,764	$926	$1,596,313	$11,454	$(716,423)	$(881,650)	$10,620

	Nine Months Ended December 26, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at March 28, 2020	40,406	$896	$1,501,340	$(13,582)	$(707,904)	$(863,566)	$(82,816)
Net loss	—	—	—	—	(68,307)	—	(68,307)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	4,870	—	—	4,870
Proceeds from issuances under stock-based compensation plans	667	6	—	—	—	—	6
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	31,104	—	—	—	31,104
Employees' tax withheld and paid for restricted stock and restricted stock units	(261)	—	—	—	—	(3,193)	(3,193)
Proceeds from Employee Stock Purchase Program	457	5	5,719	—	—	—	5,724
Other equity changes	—	—	(3)	(409)	3	—	(409)
Balances at December 26, 2020	41,259	$907	$1,538,160	$(9,121)	$(776,208)	$(866,759)	$(113,021)

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

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current fiscal year ends on April 2, 2022 and consists of 52 weeks. The Company's prior fiscal year ended on April 3, 2021 and consisted of 53 weeks. The three and nine months ended January 1, 2022 and December 26, 2020 each contain 13 and 39 weeks, respectively.

Risks and uncertainties

The Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies due to the ongoing COVID-19 pandemic and supply chain disruptions. The Company has assessed accounting estimates and other matters, including those using prospective financial information, using information that is reasonably available as of the issuance date of the condensed consolidated financial statements. The accounting estimates and other matters the Company has assessed included, but were not limited to, impairment of goodwill and other long-lived assets, provisions for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. The Company may make changes to these estimates and judgments, which could result in material impacts to the condensed consolidated financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic and the shortage of adequate component supply on the Company's business is highly uncertain and difficult to predict. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region, as well as its owned manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers and suppliers both as a result of COVID-19 as well as the global shortage of key components. Such disruptions have had, and may continue to have, a material impact on the Company's ability to source critical component parts, complete production of its products, fulfill customer orders, and adversely affect the ability to meet customer demands as companies utilize work-from-home and hybrid work models. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce, and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic and the supply chain disruptions, and it is possible that it could cause a local and/or global economic recession.

The severity of the impact of the COVID-19 pandemic and supply chain disruptions on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of these factors and the extent and severity of the impact on its customers and suppliers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, including potential write-offs due to financial weakness and/or bankruptcy of its customers, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers and suppliers.

As of the issuance date of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic and supply chain disruptions may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

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

3.  DEFERRED COMPENSATION

As of January 1, 2022, the Company held investments in mutual funds with a fair value totaling $17.0 million, whose holdings are publicly traded debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $17.0 million as of January 1, 2022. As of April 3, 2021, the Company held investments in mutual funds with a fair value totaling $14.6 million, all of which related to debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability as of April 3, 2021 was $14.6 million. The investments are recorded at fair value in short-term investments in the condensed consolidated balance sheets. The liability is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net

(in thousands)	January 1, 2022	April 3, 2021
Accounts receivable	$358,877	$352,108
Provisions for promotions, rebates, and other	(82,155)	(82,315)
Provisions for doubtful accounts and sales allowances	(809)	(2,329)
Accounts receivable, net	$275,913	$267,464

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

Inventory, net

(in thousands)	January 1, 2022	April 3, 2021
Raw materials	$85,820	$87,050
Work in process	3,277	9,511
Finished goods	127,653	97,844
Inventory, net	$216,750	$194,405

Accrued Liabilities

(in thousands)	January 1, 2022	April 3, 2021
Short-term deferred revenue	$132,498	$141,375
Employee compensation and benefits	65,757	84,318
Operating lease liabilities, current	16,504	21,701
Warranty obligation	16,044	14,774
Provision for returns	14,133	25,133
Accrued other	83,615	106,783
Accrued liabilities	$328,551	$394,084

The Company's warranty obligation is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the nine months ended January 1, 2022 and December 26, 2020 were as follows:

	Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020
Warranty obligation at beginning of period	$17,384	$15,261
Warranty provision related to products shipped	13,179	17,092
Deductions for warranty claims processed	(19,424)	(12,736)
Adjustments related to preexisting warranties	8,307	(4,097)
Warranty obligation at end of period	$19,446	$15,520

5.    PURCHASED INTANGIBLE ASSETS

As of January 1, 2022 and April 3, 2021, the carrying value of purchased intangible assets, excluding fully amortized assets and goodwill, is as follows:

	January 1, 2022				April 3, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets
Existing technology	$427,123	$(325,787)	$101,336	1.6 years	$427,123	$(277,071)	$150,052
Customer relationships	240,024	(156,441)	83,583	2.5 years	240,024	(128,740)	111,284
Trade name/Trademarks	115,600	(44,955)	70,645	5.5 years	115,600	(35,322)	80,278
Total intangible assets	$782,747	$(527,183)	$255,564	3.0 years	$782,747	$(441,133)	$341,614

During the three and nine months ended January 1, 2022, the Company recognized amortization expense of $27.8 million and $86.0 million, respectively. During the three and nine months ended December 26, 2020, the Company recognized amortization expense of $30.7 million and $94.5 million, respectively.

Expected amortization expense attributable to purchased intangible assets for each of the next five years and thereafter as of January 1, 2022 is as follows:

(in thousands)	Amount
2022 (remaining three months)	27,808
2023	111,232
2024	65,936
2025	21,688
2026	12,844
Thereafter	16,056
Total	$255,564

6. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of January 1, 2022 were as follows:

(in thousands)	Operating Leases(1)
2022 (remaining three months)	$6,443
2023	14,875
2024	13,419
2025	9,669
2026	8,100
Thereafter	17,244
Total lease payments	69,750
Less: Imputed interest(2)	(7,958)
Present value of lease liabilities	$61,792
(1) The weighted average remaining lease term was 4.8 years as of January 1, 2022.
(2) The weighted average discount rate was 4.6% as of January 1, 2022.

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that can cover periods up to 78 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of January 1, 2022, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $615.5 million, including off-balance sheet consigned inventories of $65.3 million. A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our condensed consolidated balance sheets until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

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

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom, Inc. in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for IPR of the asserted patents which were granted by the PTAB. The District Court matter was stayed pending resolution of the IPRs. After oral argument held in October 2020, on January 11, 2021, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company. On February 12, 2021, directPacket filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’588 patent. On March 15, 2021, Polycom filed a notice of appeal to the United States Court of Appeals for the Federal Circuit with respect to the PTAB’s final written decision regarding the ’978 patent. On December 13, 2021, the Court issued an affirmance of the decision regarding the invalidity of all asserted claims of the ‘978 patent. On January 27, 2022, the Court vacated the PTAB’s finding that certain claims were invalid as obvious and remanded the case for further proceedings at the PTAB. Litigation is ongoing.

On November 15, 2019, Felice Bassuk, individually and on behalf of others similarly situated, filed a complaint against the Company, its former CEO, Joseph Burton, its CFO, Charles Boynton, and its former CFO, Pamela Strayer, alleging various securities law violations. The Company disputes the allegations. The Court appointed lead plaintiff and lead counsel and renamed the action “In re Plantronics, Inc. Securities Litigation” on February 13, 2020. Plaintiffs filed the amended complaint on June 5, 2020 and the Company filed a Motion to Dismiss the Amended Complaint on August 7, 2020. Plaintiffs filed their opposition on October 2, 2020 and the Company replied on November 16, 2020. The hearing scheduled for January 13, 2021 was vacated and on March 29, 2021, the Court issued its order granting the Company’s motion to dismiss, but allowing the Plaintiffs leave to amend their complaint. On April 13, 2021, pursuant to the parties’ mutual agreement, the Court issued its order granting a stipulation and scheduling order which provides the plaintiffs until June 15, 2021 (subsequently extended to June 22, 2021) to consider whether or not to file a second amended complaint, and if filed, allowing defendants until August 16, 2021 to file a motion to dismiss, with plaintiffs’ opposition to such motion due on or before September 30, 2021, and with defendants’ reply to be filed on or before November 1, 2021. The Plaintiff filed its second amended complaint on June 22, 2021 and the Company filed its Motion to Dismiss on September 7, 2021. The court is expected to rule based on the briefs without a hearing and the parties are awaiting the court's ruling.

On December 17, 2019, Cisco Systems, Inc. filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss and the Court granted the Motion with leave to amend as to defendants He, Chung and Williams, granted the Motion to Compel Arbitration for defendant Williams and granted in part and denied in part the Motion to Dismiss by defendants Puorro and the Company. Cisco filed an Amended Complaint and the defendants moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11, 2021 the Company filed its opposition. The Court issued its Case Management and Pretrial order setting a settlement conference which occurred on April 1, 2021. During such mediation conference, the parties were unable to reach settlement. The Texas arbitration proceeding between Mr. Williams and Cisco was settled pursuant to an agreement by the parties, and Mr. Williams was dismissed with prejudice from both that proceeding and from the district court action. On August 13, 2021, Mr. He settled with Cisco pursuant to which he will be permanently enjoined and forever prohibited from receiving, using, and/or distributing Cisco Confidential Business Information except in limited circumstances. Discovery is ongoing.

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom, Inc. in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California. On January 29, 2021, the plaintiff amended its infringement contentions to add new accused products. On February 12, 2021, the plaintiff filed its opposition to the Motion to Transfer. On May 20, 2021, the judge granted the Company’s Motion to Transfer Venue to the Northern District of California. On November 1, 2021, the Company filed a Motion to Dismiss the suit with the District Court on the grounds of non-patentable subject matter. The Court will rule based on the briefs without a hearing and the parties are awaiting the Court's ruling.

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

7. DEBT

The carrying value of the Company's outstanding debt as of January 1, 2022 and April 3, 2021 was as follows:

(in thousands)	January 1, 2022	April 3, 2021
4.75% Senior Notes	$494,549	$493,985
5.50% Senior Notes	—	478,807
Term loan facility	1,004,679	1,002,079

As of January 1, 2022 and April 3, 2021, the net unamortized discount, premium, and debt issuance costs on the Company's outstanding debt were $17.6 million and $22.6 million, respectively.

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

Term Loan Facility

In connection with the acquisition of Polycom completed on July 2, 2018, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (the “Credit Agreement.”) The Credit Agreement replaced the Company’s prior revolving credit facility in its entirety. The Credit Agreement provides for (i) a revolving credit facility with an initial maximum aggregate amount of availability of $100 million that matures in July 2023 and (ii) a $1.275 billion term loan facility priced at LIBOR plus 2.50% due in quarterly principal installments commencing on the last business day of March, June, September and December beginning with the first full fiscal quarter ending after the closing date under the Credit Agreement for the aggregate principal amount funded on the closing date under the Credit Agreement multiplied by 0.25% (subject to prepayments outlined in the Credit Agreement) and all remaining outstanding principal due at maturity in July 2025. The Company has paid the full amount of term debt principal due prior to maturity. The Company borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs which are being amortized to interest expense over the term of the Credit Agreement using the straight-line method, which approximates the effective interest method for this debt. The proceeds from the initial borrowing under the Credit Agreement were used to finance the acquisition of Polycom, to refinance certain debt of Polycom, and to pay related fees, commissions and transaction costs. The Company has additional borrowing capacity under the Credit Agreement through the revolving credit facility, which could be used to provide ongoing working capital and capital for other general corporate purposes of the Company and its subsidiaries. The Company’s obligations under the Credit Agreement are currently guaranteed by Polycom and will from time to time be guaranteed by, subject to certain exceptions, any domestic subsidiaries that may become material in the future. Subject to certain exceptions, the Credit Agreement is secured by first-priority perfected lien on, and security interests in, substantially all of the personal property of the Company and each subsidiary guarantor and will from time to time also be secured by certain material real property that the Company or any subsidiary guarantor may acquire. Borrowings under the Credit Agreement bear interest due on a quarterly basis at a variable rate equal to (i) LIBOR plus a specified margin, or (ii) the base rate (which is the highest of (a) the prime rate publicly announced from time to time by Wells Fargo Bank, National Association, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin. The Company must also pay (i) an unused commitment fee ranging from 0.200% to 0.300% per annum of the average daily unused portion of the aggregate revolving credit commitments under the Credit Agreement, and (ii) a per annum fee equal to (a) for each performance standby letter of credit outstanding under the Credit Agreement with respect to non-financial contractual obligations, 50% of the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit, and (b) for each other letter of credit outstanding under the Credit Agreement, the applicable margin over LIBOR under the revolving credit facility in effect from time to time multiplied by the daily amount available to be drawn under such letter of credit.

On December 29, 2021, the Company entered into Amendment No. 3 to Credit Agreement (“Amendment No. 3”) by and among the Company, the financial institutions party thereto as lenders, and Wells Fargo Bank, National Association, as administrative agent. Amendment No. 3 amended the Credit Agreement, as previously amended, to (i) increase the maximum Secured Net Leverage Ratio (as defined in the Credit Agreement) permitted to 3.75 to 1.00 as of the end of any fiscal quarter ending during the period beginning on January 2, 2022 through December 31, 2022 and to 3.00 to 1.00 as of the end of any fiscal quarter ending thereafter, except that the maximum Secured Net Leverage Ratio shall be deemed to be 3.00 to 1.00 at all times for purposes of determining pro forma compliance with each Specified Pro Forma Financial Covenant Test (as defined in the Credit Agreement).

Additionally, Amendment No. 3 modified the calculation of the Secured Net Leverage Ratio solely for purposes of determining compliance with Section 7.11(a) of the Credit Agreement for any fiscal quarter ending between January 2, 2022 through December 31, 2022 by amending the definition of Consolidated EBITDA to (a) limit the aggregate amount added back pursuant to clause (vii) thereof (relating to certain acquisition expenses) to the greater of $30,000,000 and 10% of Consolidated EBITDA for such Measurement Period (as defined in the Credit Agreement) (calculated before giving effect to any such expenses to be added back pursuant to such clause (vii) for such Measurement Period), (b) limit the aggregate amount added back pursuant to clause (vii) thereof in respect of integration expenses related to the Polycom Acquisition (as defined in the Credit Agreement) to $30,000,000, and (c) limit the aggregate amount added back pursuant to clause (viii) thereof (relating to certain non-recurring or unusual items reducing consolidated net income) to the greater of $30,000,000 and 10% of Consolidated EBITDA for such Measurement Period (calculated before giving effect to any such items to be added back pursuant to such clause (viii) for such Measurement Period).

The financial covenants under the Credit Agreement, as amended, are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of January 1, 2022, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its consolidated financial statements for any annual period in which the Company generates Excess Cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during the fiscal year ended April 3, 2021 and therefore is not required to make any debt repayments in the fiscal year ended April 2, 2022. During the three and nine months ended January 1, 2022, the Company did not prepay any aggregate principal amount of the term loan facility. As of January 1, 2022, the Company had five letters of credit outstanding under the revolving credit facility for a total of $2.9 million.

8. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2022 Restructuring Plan

During the nine months ended January 1, 2022, the Company committed to actions to reduce expenses to enable strategic investments in revenue growth. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of offices.

Fiscal Year 2021 Restructuring Plan

During Fiscal Year 2021, the Company committed to additional actions to reduce expenses and align its overall cost structure better with projected revenue levels, as well as reorganize its executive management to align to its new Chief Executive Officer's management structure. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of leased offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Severance	$191	$3,969	$19,592	$27,161
Facility	—	1,658	(503)	3,300
Other (1)	374	1,107	5,285	3,416
Total cash charges	565	6,734	24,374	33,877
Non-cash charges (2)	1,833	7,243	9,603	15,600
Total restructuring and other related charges	$2,398	$13,977	$33,977	$49,477
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent accelerated depreciation due to the closure or consolidation of facilities.

The Company's restructuring liabilities as of January 1, 2022 are as follows:

(in thousands)	As of April 3, 2021	Accruals (1)	Cash Payments	As of January 1, 2022
Fiscal Year 2022 Plan
Severance	$—	$20,281	$(15,577)	$4,704
Facility	—	—	—	—
Other	—	5,313	(5,228)	85
Total Fiscal Year 2022 Plan	$—	$25,594	$(20,805)	$4,789

Fiscal Year 2021 Plans
Severance	$6,039	$(720)	$(3,475)	$1,844
Facility	913	83	(465)	531
Other	186	(28)	(158)	—
Total Fiscal Year 2021 Plans	$7,138	$(665)	$(4,098)	$2,375

Legacy Plans
Severance	$1,222	$31	$(813)	$440
Facility	3,281	(586)	(1,799)	896
Other	—	—	—	—
Total Legacy Plans	$4,503	$(555)	$(2,612)	$1,336

Total
Severance	$7,261	$19,592	$(19,865)	$6,988
Facility	4,194	(503)	(2,264)	1,427
Other	186	5,285	(5,386)	85
Grand Total	$11,641	$24,374	$(27,515)	$8,500
(1) Excludes non-cash charges of $9.6 million recorded in restructuring and other related charges in the condensed consolidated statements of operations for the nine months ended January 1, 2022.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, are as follows:

(in thousands)	January 1, 2022	April 3, 2021
Accumulated unrealized gain (loss) on cash flow hedges	$6,839	$(7,836)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive income (loss)	$11,454	$(3,221)

10. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of January 1, 2022 and April 3, 2021. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of January 1, 2022, the Company had International Swaps and Derivatives Association ("ISDA") agreements with five applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of January 1, 2022 and April 3, 2021, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of January 1, 2022

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$10,572	$(4,915)	$—	$5,657
Derivatives not subject to master netting agreements	—			—
Total	$10,572			$5,657

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(4,915)	$4,915	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$(4,915)			$—

As of April 3, 2021

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$5,106	$(5,106)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$5,106			$—

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(11,700)	$5,106	$—	$(6,594)
Derivatives not subject to master netting agreements	—			—
Total	$(11,700)			$(6,594)

The gross fair value of the Company's outstanding derivative contracts at January 1, 2022 and April 3, 2021 was as follows:

(in thousands)	January 1, 2022	April 3, 2021
Derivative assets(1)
Non-designated hedges	$317	$2,864
Cash flow hedges	2,803	2,242
Interest rate swaps	7,452	—
Total derivative assets	$10,572	$5,106

Derivative liabilities(2)
Non-designated hedges	$1,134	$18
Cash flow hedges	477	1,819
Interest rate swaps	3,304	9,863
Accrued interest	22	102
Total derivative liabilities	$4,937	$11,802

(1) Short-term derivative assets are recorded in other current assets and long-term derivative assets are recorded in other non-current assets on the condensed consolidated balance sheets. As of January 1, 2022, the portion of derivative assets classified as long-term was $6.9 million. As of April 3, 2021, the portion of derivative assets classified as long-term was $0.1 million.

(2) Short-term derivative liabilities are recorded in accrued liabilities and long-term derivative liabilities are recorded in other non-current liabilities on the condensed consolidated balance sheets. As of January 1, 2022, the portion of derivative liabilities classified as long-term was $0.1 million. As of April 3, 2021, the portion of derivative liabilities classified as long-term was $2.0 million.

Non-Designated Hedges

As of January 1, 2022, the Company had foreign currency forward contracts denominated in Euro ("EUR") and Great Britain Pound Sterling ("GBP.") The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, accounts receivables, and accounts payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at January 1, 2022:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€25,000	$28,335	Sell EUR	1 month
GBP	£10,400	$14,040	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Gain (loss) on foreign exchange contracts	$651	$(4,440)	$1,841	$(7,173)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	January 1, 2022		April 3, 2021
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€77.4	£15.7	€91.4	£18.1
Forward contracts	€75.0	£14.0	€76.0	£15.6

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of January 1, 2022, and April 3, 2021, the Company had foreign currency swap contracts of approximately MXN 415.9 million and MXN 564.3 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at January 1, 2022:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	415,938	$19,860	Buy MXN	Monthly over a nine month period

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Interest Rate Swaps

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

The Company has designated the interest rate swaps as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The swaps are valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the interest rate swaps. Changes in the fair value of the interest rate swaps are recorded to other comprehensive income and are reclassified to interest expense over the life of the underlying debt as interest is accrued. During the nine months ended January 1, 2022, the Company reclassified into interest expense $7.6 million and had a $4.1 million unrealized gain on its interest rate swaps derivatives designated as cash flow hedges.

The Company will reclassify approximately $2.7 million in accumulated other comprehensive income into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income and the condensed consolidated statements of operations for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Loss included in accumulated other comprehensive income (loss), as of beginning of period	$(3,252)	$(16,747)	$(10,062)	$(20,156)

Gain (loss) recognized in other comprehensive income (loss)	7,846	(3,754)	8,520	(8,339)

Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into net revenues	(1,804)	1,054	(671)	1,797
Amount of gain reclassified from accumulated other comprehensive income (loss) into cost of revenues	(10)	—	(489)	—
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	2,100	3,039	7,582	10,290
Total amount of loss reclassified from accumulated other comprehensive income to the condensed consolidated statements of operations	286	4,093	6,422	12,087

Gain (loss) included in accumulated other comprehensive income (loss), as of end of period	$4,880	$(16,408)	$4,880	$(16,408)

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
•Level 3: Inputs are unobservable for the asset or liability.

	Carrying Value at January 1, 2022	Fair Value at January 1, 2022 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$182,700	$182,700	$—	$—
Short-term investments	17,017	17,017	—	—
Derivative instruments	10,572	—	10,572	—

Liabilities:
Derivative instruments	$4,937	$—	$4,937	$—
Long-term debt	1,499,228	—	1,474,436	—

	Carrying Value at April 3, 2021	Fair Value at April 3, 2021 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$202,560	$202,560	$—	$—
Restricted cash	493,908	493,908	—	—
Short-term investments	14,559	14,559	—	—
Derivative instruments	5,106	—	5,106	—

Liabilities:
Derivative instruments	$11,802	$—	$11,802	$—
Current portion of long-term debt	478,807	—	482,669	—
Long-term debt	1,496,064	—	1,497,323	—

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

The Company did not incur any material realized or unrealized gains or losses in the three and nine months ended January 1, 2022 or December 26, 2020.

There were no transfers between fair value hierarchy levels during the three and nine months ended January 1, 2022 or December 26, 2020.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period. The effective tax rates for the three and nine months ended January 1, 2022 were 46.2% and 172.2%, respectively. The effective tax rates for the three and nine months ended December 26, 2020 were (53.9)% and 9.6%, respectively.

Income tax benefit for the three and nine months ended January 1, 2022 was $(9.6) million and $(116.4) million, respectively. Income tax benefit for the three and nine months ended December 26, 2020 was $(7.0) million and $(7.2) million, respectively. During the three months ended October 2, 2021, the Company transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries ("IP transfer") to align with our evolving business operations, resulting in the derecognition of a deferred tax asset of $91.1 million and the recognition of a new deferred tax asset of $204.3 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.2 million. The impact of the IP transfer to net cash flows on the condensed consolidated statements of cash flows during the nine months ended January 1, 2022 was not material.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the changes in uncertain tax positions, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state deferred tax assets (DTAs) that continues to be maintained as of January 1, 2022.

A significant portion of the Company's DTAs relate to the IP transfer between wholly-owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended January 1, 2022, the amount of gross unrecognized tax benefits decreased by $3.6 million. As of January 1, 2022, the Company has $17.9 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the lapse of applicable statute of limitations.

13. COMPUTATION OF (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is calculated by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share assumes the issuance of additional shares of common stock by the Company upon exercise of all outstanding stock options and vesting of restricted stock, if the effect is dilutive, in accordance with the treasury stock method. The potentially dilutive effect of outstanding stock options and restricted stock has been excluded from the computation of diluted loss per share in periods where the Company had a net loss, as their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Numerator:
Net (loss) income	$(11,164)	$20,113	$48,810	$(68,307)

Denominator:
Weighted-average basic shares outstanding	42,745	41,252	42,450	40,894
Weighted-average diluted shares outstanding	42,745	42,184	43,811	40,894

Basic (loss) earnings per common share	$(0.26)	$0.49	$1.15	$(1.67)
Diluted (loss) earnings per common share	$(0.26)	$0.48	$1.11	$(1.67)

Potentially dilutive securities excluded from diluted (loss) earnings per common share because their effect is anti-dilutive	383	988	210	1,248

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

The following table disaggregates revenues by major product category for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net revenues
Headsets	$195,479	$240,908	$553,452	$618,498
Voice	53,156	67,076	174,159	156,682
Video	105,387	112,727	358,996	284,666
Services	55,544	63,974	173,155	191,529
Total net revenues	$409,566	$484,685	$1,259,762	$1,251,375

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's total net revenues for the three and nine months ended January 1, 2022 and December 26, 2020. The following table presents total net revenues by geography:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Net product revenues
U.S.	$160,731	$169,812	$522,770	$473,633

Europe, Middle East, and Africa	119,067	164,896	327,868	357,389
Asia Pacific	46,273	57,481	161,836	155,460
Americas, excluding U.S.	27,951	28,522	74,133	73,364
Total international net product revenues	193,291	250,899	563,837	586,213

Total net product revenues	$354,022	$420,711	$1,086,607	$1,059,846

Net service revenues
U.S.	$21,498	$23,601	$66,347	$71,839

Europe, Middle East, and Africa	14,117	16,533	43,199	48,545
Asia Pacific	16,140	19,342	51,643	57,196
Americas, excluding U.S.	3,789	4,498	11,966	13,949
Total international net service revenues	34,046	40,373	106,808	119,690

Total net service revenues	$55,544	$63,974	$173,155	$191,529

Total net revenues	$409,566	$484,685	$1,259,762	$1,251,375

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. As of January 1, 2022 and April 3, 2021, the Company's deferred revenue balance was $199.2 million and $213.8 million, respectively. During the three months ended January 1, 2022, the Company recognized $46.2 million in total net revenues that were recorded in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of January 1, 2022:

(in thousands)	Current	Non-Current	Total
Unsatisfied (or partially unsatisfied) performance obligations	$132,498	$66,695	$199,193

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

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which have historically demonstrated variability, the Company has considered the likelihood of being under-reserved and has considered a constraint accordingly. Provisions for sales returns are presented within accrued liabilities in the condensed consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right to offset, in which case they are presented within accrued liabilities on the condensed consolidated balance sheets. See Note 4, Details of Certain Balance Sheet Accounts.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to selling, general, and administrative expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts and related amortization was not material as of and for the three and nine months ended January 1, 2022.

15. SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

The Company's Chief Executive Officer is identified as its Chief Operating Decision Maker ("CODM.") The CODM has organized the Company, manages resource allocations, and measures performance among its two operating segments: Products and Services.

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

Stock compensation expense: Represents the non-cash expense associated with the Company's grant of stock-based awards to employees and non-employee directors.

The following table presents segment results for revenue and gross margin, as reviewed by the CODM, and the related reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Segment revenues, as reviewed by CODM
Products	$354,149	$420,976	$1,087,058	$1,060,733
Services	56,324	66,998	175,925	203,250
Total segment revenues, as reviewed by CODM	$410,473	$487,974	$1,262,983	$1,263,983

Segment gross profit, as reviewed by CODM
Products	$144,630	$201,392	$456,937	$492,262
Services	37,939	45,812	117,591	138,329
Total segment gross profit, as reviewed by CODM	$182,569	$247,204	$574,528	$630,591

	Three Months Ended		Nine Months Ended
(in thousands)	January 1, 2022	December 26, 2020	January 1, 2022	December 26, 2020
Total segment revenues, as reviewed by CODM	$410,473	$487,974	$1,262,983	$1,263,983
Deferred revenue purchase accounting	(907)	(3,289)	(3,221)	(12,608)
GAAP net revenues	$409,566	$484,685	$1,259,762	$1,251,375

Total segment gross profit, as reviewed by CODM (1)	$182,569	$247,204	$574,528	$630,591
Purchase accounting amortization	(16,238)	(16,459)	(48,714)	(51,873)
Deferred revenue purchase accounting	(907)	(3,289)	(3,221)	(12,608)
Stock-based compensation	(1,238)	(799)	(3,525)	(2,374)
GAAP gross profit	$164,186	$226,657	$519,068	$563,736
(1) Includes depreciation expense of $3.4 million and $3.7 million for the three months ended January 1, 2022 and December 26, 2020, respectively. Includes depreciation expense of $11 million and $10.7 million for the nine months ended January 1, 2022 and December 26, 2020, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. Such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 (coronavirus) outbreak, and its impact across our businesses, our operations and global supply chain, including, our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Video and Voice devices, will continue over the long term; (ii) risks related to global supply chain disruptions, including continued uncertainty and potential impact on future quarters relating to a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs to us and increased pass-through costs to our customers, increased purchase commitments and a delay in our ability to fulfill orders, which has had, and may continue to have, an adverse impact on our business and operating results and which could continue to negatively affect our profitability and/or market share; (iii) expectations related to our ability to manage profitability and maintain margins in light of supply chain challenges, including our efforts to implement productivity improvements in our Tijuana manufacturing facility, while making investments for long-term growth, including investments in strategic alliances and/or acquisitions, in light of the supply chain challenges; (iv) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to increased demand for our solutions to facilitate hybrid working in and out of offices for our enterprise customers, as well as our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share, including expectations related to our expansion of our presence in China; (v) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet changes in demand due to a global hybrid work environment; (vi) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand in a timely manner to satisfy perishable demand; (vii) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials and/or finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (viii) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (ix) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (x) risks associated with passing on increased costs through price increases to customers; (xi) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (xii) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xiii) expectations related to our Services reportable segment revenues, particularly as we introduce next-generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xiv) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our earnings guidance, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop forward-looking financial guidance and other prospective financial information; (xviii) expectations related to GAAP and non-GAAP financial results for the full Fiscal Year 2022, including net revenues, adjusted earnings before interest, tax, depreciation, and amortization (EBITDA), tax rates, intangibles amortization, diluted weighted average shares outstanding and diluted earnings per share (EPS); (xix) our forecast and estimates with respect to tax matters, including expectations with respect to the valuation of our intellectual property or expectations regarding utilization of our deferred tax assets; and (xx) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, filed with the Securities and Exchange Commission ("SEC") on May 18, 2021; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Additionally, our cloud management and analytics software enables Information Technology administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior. We offer a broad portfolio of services including video interoperability, support for our solutions and hardware devices, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping our customers achieve their goals for collaboration.

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

Our fiscal year ends on the Saturday closest to the last day of March. The year ended April 2, 2022 ("Fiscal Year 2022") has 52 weeks, while the year ended April 3, 2021 ("Fiscal Year 2021") had 53 weeks. The three months ended January 1, 2022 ("third quarter Fiscal Year 2022") and December 26, 2020 ("third quarter Fiscal Year 2021") each had 13 weeks. The nine months ended January 1, 2022 and December 26, 2020 each had 39 weeks.

Impact of the Current Environment, Supply Chain Disruptions, and COVID-19 on Our Business

We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in price inflation for certain components, including semiconductor chips, on the spot market, increased transportation costs, inefficiencies at our owned manufacturing facility in Tijuana, Mexico, and inability to fulfill backlog for certain products timely. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including increased spot market purchases, outreach to critical suppliers, and entering into contractual obligations that provide for increased costs, and multi-year commitments, to secure supply. Additionally, to the extent we pass through increased costs to our customers, this may result in reduced demand. These factors, among others, are affecting and are expected to continue to affect total net revenue and gross margin rates.

In addition, COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain, and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates, and business limitations, including travel bans, remote work, and other restrictions.

The COVID-19 pandemic led to a massive increase in remote work. As a result, during Fiscal Year 2021 we experienced elevated demand for certain enterprise Headsets and Video devices and a decline in demand for our Voice products and associated Services, as companies shifted from in-office to work-from-home arrangements for many of their office workers. Beginning in the fourth quarter of Fiscal Year 2021 and continuing through the third quarter of Fiscal Year 2022, we experienced elevated demand for certain Video and Voice devices as companies began to shift from work-from-home arrangements to hybrid work models.

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

The full extent and duration of the impact of the COVID-19 pandemic on our business continues to be uncertain and difficult to predict and will depend on many factors outside of our control, including the extent and duration of the pandemic, mutations, and variants of the virus, the development and availability of effective treatments, including the availability of vaccines for our global workforce, mandates of protective public safety measures, and the impact of the pandemic on the global economy, global supply chains, and demand for our products. It is not possible at this time to foresee whether or when the outbreak of COVID-19 or other events beyond our control will be effectively contained, nor can we estimate the entirety of the impact that COVID-19 or such other pandemics or natural or man-made disaster will have on the global economy, our business, customers, suppliers, or other business partners. As such, impacts from such events on Poly are highly uncertain and we will continue to assess the impact from such events on our condensed consolidated financial statements.

In responding to this pandemic, employee safety continues to be a critical concern for Poly and we have taken measures to protect our employees globally by adherence to public safety and shelter in place directives, physical distancing protocols within offices and manufacturing facilities, providing personal protective equipment, including face masks and hand sanitizers, conducting routine sanitation of facilities, requiring health monitoring before entry into Poly facilities and restricting the number of visitors to our sites. The safety protocols implemented globally meet or exceed current regulations; however, we continue to monitor employees’ safety and evolving regulatory requirements. Although our manufacturing facility remains open and certain office employees may utilize our offices when necessary, the majority of all non-factory employees continue to work from home, using headsets and other Poly-issued equipment. We provided COVID-19 vaccines to our employees and their immediate families, as well as other workers, at our manufacturing facility on a voluntary basis free of charge.
Third Quarter Fiscal Year 2022 Highlights

Total net revenues for the third quarter of Fiscal Year 2022 were $409.6 million, a decrease of $75.1 million or (15.5)%, compared to the third quarter of Fiscal Year 2021, primarily driven by decreased sales in our Headset, Voice, Services and Video product categories.

Products gross margin rate for the third quarter of Fiscal Year 2022 decreased from 43.7% in the third quarter of Fiscal Year 2021 to 35.9%, primarily driven by increased component costs, unfavorable product mix, and increased transportation costs.

During the third quarter of Fiscal Year 2022, we announced the partnership with Appspace, a leading provider of workspace experience software, to deliver dynamic digital signage on Poly video OS devices to enhance the Return to Office experience for employees and visitors. The digital signage was available on Poly Studio X Series (including Poly Studio X30, X50, X70) and G7500 video conference devices with an Appspace subscription. We also announced the updated Poly Room Solutions for Microsoft Teams Rooms on Windows. The new lineup of Poly Studio Kits offers premium audio and video for focus, small, medium, and large rooms, and feature Poly's Director AI technology. These products were available during the third quarter of Fiscal Year 2022 and did not have a material impact on total net revenues.

RESULTS OF OPERATIONS

The Company’s reportable segments are Products and Services. Our Products reportable segment includes the Headsets, Voice, and Video product lines. Our Services reportable segment includes maintenance support on hardware devices, as well as professional, managed, and cloud services and solutions.

Total Net Revenues

The following table sets forth total net revenues by reportable segment for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
Products	$354,022	$420,711	$(66,689)	(15.9)%	$1,086,607	$1,059,846	$26,761	2.5%
Services	55,544	63,974	(8,430)	(13.2)%	173,155	191,529	(18,374)	(9.6)%
Total net revenues	$409,566	$484,685	$(75,119)	(15.5)%	$1,259,762	$1,251,375	$8,387	0.7%

Products

Total product net revenues decreased in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021, primarily due to the following:

•Headset, Voice, and Video product categories net revenues decreased primarily due to constrained supply of certain components, such as semiconductor chips.

Total product net revenues increased in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to the following:

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

Services

Total services net revenues decreased in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to the Video product mix shift from legacy Platform and Telepresence to recently launched Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts. The decrease was partially offset by the impact of the deferred revenue fair value adjustment resulting from the Polycom acquisition.

Geographic Region

The following table sets forth total net revenues by geographic region for the three and nine months ended January 1, 2022 and December 26, 2020:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
United States	$182,229	$193,413	$(11,184)	(5.8)%	$589,117	$545,472	$43,645	8.0%

International net revenues:
Europe, Middle East, and Africa	133,184	181,429	(48,245)	(26.6)%	371,067	405,933	(34,866)	(8.6)%
Asia Pacific	62,413	76,823	(14,410)	(18.8)%	213,479	212,657	822	0.4%
Americas, excluding United States	31,740	33,020	(1,280)	(3.9)%	86,099	87,313	(1,214)	(1.4)%
Total international net revenues	227,337	291,272	(63,935)	(22.0)%	670,645	705,903	(35,258)	(5.0)%

Total net revenues	$409,566	$484,685	$(75,119)	(15.5)%	$1,259,762	$1,251,375	$8,387	0.7%

United States (U.S.)

U.S. total net revenues decreased in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021, primarily due to decreased net sales in the Voice product category. U.S. Video, Headsets and Services total net revenues were materially unchanged in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021.

U.S. total net revenues increased in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to increased net sales in the Video and Voice product categories, partially offset by decreased net sales in the Services category. U.S. Headsets total net revenues were materially unchanged during the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020.

International

International total net revenues decreased in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021, primarily due to decreased net sales in the Headsets, Video, Services, and Voice product categories.

International total net revenues decreased in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to decreased net sales in the Headsets and Services product categories, partially offset increased net sales in the Video product category. International Voice total net revenues were materially unchanged during the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020.

During the third quarter of Fiscal Year 2022, changes in foreign exchange rates favorably impacted total net revenues by $1.6 million, net of the effects of hedging, compared to a $8.4 million favorable impact on revenue in the third quarter of fiscal year 2021. During the nine months ended January 1, 2022, changes in foreign exchange rates favorably impacted total net revenues by $16.6 million, net of the effects of hedging, compared to a $5.8 million favorable impact on revenue in the prior year period.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

(in thousands, except percentages)	Three Months Ended				Nine Months Ended
	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
Products:
Net revenues	$354,022	$420,711	$(66,689)	(15.9)%	$1,086,607	$1,059,846	$26,761	2.5%
Cost of revenues	226,994	236,842	(9,848)	(4.2)%	682,360	622,718	59,642	9.6%
Gross profit	$127,028	$183,869	$(56,841)	(30.9)%	$404,247	$437,128	$(32,881)	(7.5)%
Gross profit %	35.9%	43.7%			37.2%	41.2%
Services:
Net revenues	$55,544	$63,974	$(8,430)	(13.2)%	$173,155	$191,529	$(18,374)	(9.6)%
Cost of revenues	18,386	21,186	(2,800)	(13.2)%	58,334	64,921	(6,587)	(10.1)%
Gross profit	$37,158	$42,788	$(5,630)	(13.2)%	$114,821	$126,608	$(11,787)	(9.3)%
Gross profit %	66.9%	66.9%			66.3%	66.1%
Total:
Net revenues	$409,566	$484,685	$(75,119)	(15.5)%	$1,259,762	$1,251,375	$8,387	0.7%
Cost of revenues	245,380	258,028	(12,648)	(4.9)%	740,694	687,639	53,055	7.7%
Gross profit	$164,186	$226,657	$(62,471)	(27.6)%	$519,068	$563,736	$(44,668)	(7.9)%
Gross profit %	40.1%	46.8%			41.2%	45.0%

Products

Gross profit as a percentage of total product net revenues decreased in the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to increased component costs, unfavorable product mix, and increased transportation costs. The increase in component costs was primarily driven by increased spot market purchases of certain key components, such as semiconductor chips, due to global supply shortages. Transportation costs increased as a result of high global demand and limited capacity of air freight carriers and increased air freight usage to mitigate longer component lead times to meet our commitments to customers.

Services

Gross profit as a percentage of total services net revenues was materially unchanged during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020.

Operating Expenses

Operating expenses for the three and nine months ended January 1, 2022 and December 26, 2020 were as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
Research, development, and engineering	$46,216	$54,150	$(7,934)	(14.7)%	$136,090	$156,327	$(20,237)	(12.9)%
% of total net revenues	11.3%	11.2%			10.8%	12.5%
Selling, general and administrative	121,387	129,641	(8,254)	(6.4)%	364,417	361,892	2,525	0.7%
% of total net revenues	29.6%	26.7%			28.9%	28.9%
Loss, net from litigation settlements	—	—	—	—%	—	17,561	(17,561)	100.0%
% of total net revenues	—%	—%			—%	1.4%
Restructuring and other related charges	2,398	13,977	(11,579)	(82.8)%	33,977	49,477	(15,500)	(31.3)%
% of total net revenues	0.6%	2.9%			2.7%	4.0%
Total operating expenses	$170,001	$197,768	$(27,767)	(14.0)%	$534,484	$585,257	$(50,773)	(8.7)%
% of total net revenues	41.5%	40.8%			42.4%	46.8%

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses. Research, development, and engineering expenses decreased during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to lower compensation expense due to reduction in headcount, cost control efforts, and lower incentive compensation.

Selling, General, and Administrative

Selling, general, and administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses. Selling, general and administrative expenses decreased during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021, primarily due to lower incentive compensation, partially offset by increased marketing and travel expense. Selling, general and administrative expenses increased during the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to higher sales commissions, marketing, and travel expense, partially offset by lower facilities expenses.

Loss, net from Litigation Settlements

Loss, net from litigation settlements decreased during the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, due to the recording of one-time litigation charges for settlements during the prior period.

Restructuring and Other Related Charges

Restructuring and other related charges decreased during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020. During the three and nine months ended January 1, 2022 and December 26, 2020 we recorded restructuring and other related charges to reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures.

Interest Expense

Interest expense for the three and nine months ended January 1, 2022 and December 26, 2020 was as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
Interest expense	$15,948	$18,417	$(2,469)	13.4%	$53,871	$58,182	$(4,311)	7.4%
% of total net revenues	3.9%	3.8%			4.3%	4.6%

Interest expense decreased during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021 and in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to lower interest expense related to the 2023 Senior Notes and lower outstanding principal balance on the term loan facility, partially offset by the amortization of the remaining debt issuance costs related to the 2023 Senior Notes, which were redeemed during the first quarter of Fiscal Year 2022, and interest expense related to the 2029 Senior Notes, which were issued in the fourth quarter of Fiscal Year 2021.

Other Non-Operating Income, Net

Other non-operating income, net for the three and nine months ended January 1, 2022 and December 26, 2020 was as follows:

	Three Months Ended				Nine Months Ended
(in thousands, except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
Other non-operating income, net	$(995)	$(2,596)	$1,601	(61.7)%	$(1,664)	$(4,188)	$2,524	(60.3)%
% of total net revenues	(0.2)%	(0.5)%			(0.1)%	(0.3)%

Other non-operating income, net decreased during the third quarter of Fiscal Year 2022 compared to the third quarter of Fiscal Year 2021, primarily due to immaterial net foreign currency losses compared to immaterial net foreign currency gains in the prior period. Other non-operating income, net decreased in the nine months ended January 1, 2022 compared to the nine months ended December 26, 2020, primarily due to lower immaterial unrealized gains on the deferred compensation plan investments and immaterial net foreign currency losses during the current period compared to immaterial net foreign currency gains in the prior period.

Income Tax Benefit

	Three Months Ended				Nine Months Ended
(in thousands except percentages)	January 1, 2022	December 26, 2020	Change		January 1, 2022	December 26, 2020	Change
(Loss) income before income taxes	$(20,768)	$13,068	$(33,836)	258.9%	$(67,623)	$(75,515)	$7,892	10.5%
Income tax benefit	(9,604)	(7,045)	(2,559)	(36.3)%	(116,433)	(7,208)	(109,225)	(1,515.3)%
Net (loss) income	$(11,164)	$20,113	$(31,277)	155.5%	$48,810	$(68,307)	$117,117	171.5%
Effective tax rate	46.2%	(53.9)%			172.2%	9.6%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period. The effective tax rates for the three and nine months ended January 1, 2022 were 46.2% and 172.2%, respectively. The effective tax rates for the three and nine months ended December 26, 2020 were (53.9)% and 9.6%, respectively.

Income tax benefit for the three and nine months ended January 1, 2022 was $(9.6) million and $(116.4) million, respectively. Income tax benefit for the three and nine months ended December 26, 2020 was $(7.0) million and $(7.2) million, respectively. During the three months ended October 2, 2021, the Company transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries ("IP transfer") to align with our evolving business operations, resulting in the derecognition of a deferred tax asset of $91.1 million and the recognition of a new deferred tax asset of $204.3 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.2 million. The impact of the IP transfer to net cash flows on the condensed consolidated statements of cash flows during the nine months ended January 1, 2022 was not material.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the changes in uncertain tax positions, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state deferred tax assets (DTAs) that continues to be maintained as of January 1, 2022.

A significant portion of the Company's DTAs relate to the IP transfer between wholly-owned subsidiaries completed during the three months ended October 2, 2021. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs; however, failure to generate sufficient future taxable income could result in some or all DTAs not being utilized in the future. If the Company is unable to generate sufficient future taxable income, a substantial valuation allowance to reduce the Company's DTAs may be required.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended January 1, 2022, the amount of gross unrecognized tax benefits decreased by $3.6 million. As of January 1, 2022, the Company has $17.9 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the lapse of applicable statutes of limitations.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of January 1, 2022 and April 3, 2021 and for the nine months ended January 1, 2022 and December 26, 2020 (in thousands):

	January 1, 2022	April 3, 2021
Cash and cash equivalents and short-term investments	$199,717	$217,119
Property, plant, and equipment, net	126,973	140,875
Current portion of long-term debt	—	478,807
Long-term debt, net	1,499,228	1,496,064
Working capital	264,784	213,975

	Nine Months Ended
	January 1, 2022	December 26, 2020
Cash (used in) provided by operating activities	$(52)	$71,149
Cash used in investing activities	(25,178)	(14,580)
Cash used in financing activities	(487,002)	(44,442)

Our cash and cash equivalents as of January 1, 2022 consisted of bank deposits and money market funds with third-party financial institutions. As of January 1, 2022, of our $199.7 million of cash and cash equivalents and short-term investments, $104.7 million was held domestically while $95.0 million was held by foreign subsidiaries, and approximately 71% was based in USD-denominated instruments. As of January 1, 2022, our short-term investments were composed of mutual funds. An additional source of liquidity is $97.1 million of availability from our revolving credit facility, net of outstanding letters of credit.

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

During the nine months ended January 1, 2022, cash used in operating activities of $(52) thousand was a result of $(98.4) million of cash used in net working capital, partially offset by $48.8 million of net income and $49.5 million in net non-cash charges. Cash used in investing activities of $(25.2) million consisted primarily of capital expenditures of $(20.7) million and other investing activities of $(4.0) million. Cash used in financing activities of $(487.0) million consisted primarily of $(480.7) million of repayments of long-term debt and $(12.2) million of employees' tax withheld and paid for restricted stock and restricted stock units, partially offset by $5.8 million of proceeds from stock compensation plans.

Capital Expenditures

We anticipate our capital expenditures in Fiscal Year 2022 will be approximately $25 million to $35 million, relating primarily to investments in our manufacturing capabilities, including tooling for new products, new information technology investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Debt

In July 2018, in connection with the Polycom acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the first nine months of Fiscal Year 2022, we did not repurchase any of our outstanding principal. As of January 1, 2022, we had $1.0 billion of principal outstanding.

On December 29, 2021, the Company entered into an Amendment to the Credit Agreement in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of January 1, 2022, the Company has five outstanding letters of credit on the revolving credit facility for a total of $2.9 million and had $97.1 million available under the revolving credit facility. As of January 1, 2022, the Company was in compliance with the financial covenants.

On July 30, 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. On June 15, 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. During the nine months ended January 1, 2022, the Company reclassified into interest expense $7.6 million and recorded a $4.1 million unrealized gain on its interest rate swaps derivatives designated as a cash flow hedge.

On March 4, 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year, commencing on September 1, 2021. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million. As of January 1, 2022, $500 million of principal was outstanding.

During the first quarter of Fiscal Year 2022, we redeemed the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million.

We may at any time and from time to time, depending on market conditions and prices, continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment in the future of cash dividends if the Board determines to reinstate the dividend program, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under the ESPP. The acquisition of Polycom affected our liquidity and leverage ratios and we are working to reduce our debt leverage ratios by prioritizing the repayment of the debt obtained to finance such acquisition. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our Employee Stock Purchase Plan. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

Further information regarding the Company’s debt issuances and related hedging activity can be found in Note 7, Debt, and Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Common Stock Repurchases

From time to time, our Board authorizes programs under which we may repurchase shares of our common stock in the open market or through privately negotiated transactions, including accelerated stock repurchase agreements. On November 28, 2018, the Board approved a 1.0 million share repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. During the nine months ended January 1, 2022, we did not repurchase any shares of our common stock. As of January 1, 2022, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program.

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

Unconditional Purchase Obligations

We use several contract manufacturers to manufacture raw materials, components, and subassemblies for our products through our supply and demand information that can cover periods up to 78 weeks. The contract manufacturers use this information to acquire components and build products. We also obtain individual components for our products from a wide variety of individual suppliers using a combination of purchase orders, supplier contracts, including annual minimum purchase obligations, and open orders based on projected demand information. As of January 1, 2022, we had outstanding off-balance sheet third-party manufacturing, component purchase, and other general and administrative commitments of $615.5 million, including off-balance sheet consigned inventories of $65.3 million. A substantial portion of the raw materials, components, and subassemblies used in our products are provided by our suppliers on a consignment basis. These consigned inventories are not recorded on our condensed consolidated balance sheets until we take title to the raw materials, components, and subassemblies, which occurs when they are consumed in the production process. Prior to consumption in the production process, our suppliers bear the risk of loss and retain title to the consigned inventory. The agreements allow us to return parts in excess of maximum order quantities to the suppliers at the supplier’s expense. Returns for other reasons are negotiated with the suppliers on a case-by-case basis and to date have been immaterial. If our suppliers were to discontinue financing consigned inventory, it would require us to make cash outlays and we could incur expenses which, if material, could negatively affect our business and financial results. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

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

On July 30, 2018, we entered into a four-year amortizing interest rate swap agreement, and on June 15, 2021, we entered into a three-year amortizing interest rate swap agreement, both with Bank of America, N.A., as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes by minimizing movements in future debt payments with these interest rate swaps.

The first swap has an initial notional amount of $831 million and matures on July 31, 2022. The second swap has an initial notional amount of $680 million and matures on July 31, 2024. The swaps involve the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated these interest rate swaps as cash flow hedges. Changes in the fair value of the derivatives are recorded to other comprehensive income on the condensed consolidated statements of comprehensive (loss) income and are reclassified to interest expense over the life of the agreements. For additional details, refer to Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the nine months ended January 1, 2022, we made payments of approximately $7.7 million on our interest rate swaps and recognized $7.6 million within interest expense on the condensed consolidated statement of operations. As of January 1, 2022, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. A hypothetical 10% increase or decrease on market interest rates could result in a corresponding immaterial increase or decrease in annual interest expense due to the two interest rate swaps.

Interest rates were lower in the three and nine months ended January 1, 2022 compared to the same period in the prior year. Interest income was not material in the three and nine months ended January 1, 2022 and December 26, 2020.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR"), Great Britain Pound Sterling ("GBP"), and Mexican Peso ("MXN.") We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes. While our existing hedges cover a certain amount of exposure for the upcoming fiscal year, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts.

The impact of changes in foreign currency rates recognized in other non-operating income, net was immaterial in both the three and nine months ended January 1, 2022. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-Designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of January 1, 2022 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$28.3	$2.8	$(2.8)
GBP	Sell GBP	14.0	1.4	(1.4)

Cash Flow Hedges

In the nine months ended January 1, 2022, approximately 53% of our total net revenues were derived from sales outside of the U.S. and were denominated primarily in EUR and GBP.

As of January 1, 2022, we had foreign currency put and call option contracts with notional amounts of approximately €77.4 million and £15.7 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.7 million or incur a loss of $5.0 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of January 1, 2022 (in millions):

Derivative	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$116.3	$0.3	$(4.7)
Put options	107.5	7.6	(1.1)
Forwards	105.9	(4.9)	(10.4)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of January 1, 2022, we had cross-currency swap contracts with notional amounts of approximately MXN 415.9 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of January 1, 2022 (in millions):

Derivative	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$19.9	$(1.9)	$1.9

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 3, 2021, each of which could materially affect our business, financial position, or future results of operations.

The risks described within this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the fiscal year ended April 3, 2021 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended January 1, 2022, we did not repurchase any shares of our common stock. As of January 1, 2022, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. The following table presents information with respect to shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans during the three months ended January 1, 2022:

	Total Number of Shares Purchased (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 3, 2021 to October 30, 2021	15,679	N/A	—	1,369,014
October 31, 2021 to November 27, 2021	9,463	N/A	—	1,369,014
November 28, 2021 to January 1, 2022	5,665	N/A	—	1,369,014

(1)
On November 28, 2018, our Board of Directors approved a 1.0 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

(2)	"Average Price Paid per Share" reflects open market repurchases of common stock only.
(3)	These shares reflect the available shares authorized for repurchase under the expanded repurchase program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Quarterly Report on Form 10-Q:

EXHIBITS INDEX

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 3 to Credit Agreement, dated as of December 29, 2021, by and among Plantronics, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent	8-K	001-12696	10.1	12/29/2021
10.2*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated					X
31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	February 8, 2022	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and principal accounting officer)