Form 10-K
period 2022-04-02
PLANTRONICS INC /CA/
filed 2022-05-27
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2022
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of $25.88 for shares of the Registrant's common stock on October 1, 2021, the last trading day of the Registrant’s most recently completed second fiscal quarter as reported by the New York Stock Exchange, was approximately $1,089,670,087.  In calculating such aggregate market value, shares of common stock owned of record or beneficially by officers, directors, and persons known to the Registrant to own more than five percent of the Registrant's voting securities as of October 1, 2021 (other than such persons of whom the Registrant became aware only through the filing of a Schedule 13G filed with the Securities and Exchange Commission) were excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is for purposes of this calculation only and is not conclusive.

As of May 23, 2022, 43,699,939 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended April 2, 2022.

Plantronics, Inc.
FORM 10-K
For the Year Ended April 2, 2022

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I

Plantronics, Inc.'s (“Poly,” “Company,” “we,” “our,” or “us”) fiscal year ends on the Saturday closest to the last day of March. The years ended April 2, 2022 (“Fiscal Year 2022”), April 3, 2021 (“Fiscal Year 2021”), and March 28, 2020 (“Fiscal Year 2020”) had 52, 53, and 52 weeks, respectively. This Annual Report on Form 10-K is filed with respect to our Fiscal Year 2022.

CERTAIN FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. All of our forward-looking statements are subject to risks and uncertainties relating to our pending merger (the “Merger”) with HP, Inc. (“HP”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2022, and corresponding impacts on our business, including (i) that the consummation of the Merger with HP is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or HP’s control and that we and HP may be unable to satisfy or obtain or that may delay the consummation of the Merger or cause the parties to abandon the Merger; (ii) while the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business; (iii) uncertainty about the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the Merger is completed; (iv) as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us, which may result in key employees departing because of issues relating to such uncertainty or a desire not to remain with HP following the completion of the Merger; (v) litigation has arisen and could continue to arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business; and (vi) the ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause us and/or HP to abandon the Merger. Additionally, such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 pandemic, and its impact across our businesses, our operations and global supply chain, including, our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Video and Voice devices, will continue over the long term; (ii) risks related to global supply chain disruptions, including continued uncertainty and potential impact on future quarters relating to a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs to us and increased pass-through costs to our customers, increased purchase commitments and a delay in our ability to fulfill orders, including as a result of Russia's conflict with Ukraine, all of which has had, and may continue to have, an adverse impact on our business and operating results and which could continue to negatively affect our profitability and/or market share; (iii) expectations related to our ability to manage profitability and improve margins in light of supply chain challenges, including our efforts to implement productivity improvements in our Tijuana manufacturing facility, while making investments for long-term growth, including investments in strategic alliances and/or acquisitions, in light of the supply chain challenges; (iv) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to increased demand for our solutions to facilitate hybrid working in and out of offices for our enterprise customers, as well as our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share, including expectations related to our expansion of our presence in China; (v) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet changes in demand due to a global hybrid work environment; (vi) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand in a timely manner to satisfy perishable demand; (vii) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials and/or finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (viii) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (ix) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (x) risks associated with passing on increased costs through price increases to customers; (xi) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (xii) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xiii) expectations related to our Services reportable segment revenues, particularly as we introduce next-generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xiv) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our financial projections, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop prospective financial information; (xviii) expectations related to United States generally accepted accounting principles (GAAP) and non-GAAP financial results for the full Fiscal Year 2022, including total net revenues, adjusted earnings before interest, tax, depreciation, and amortization (EBITDA), tax rates, intangibles amortization, diluted weighted average shares outstanding, and diluted earnings per share (EPS); (xix) our forecast and estimates with respect to tax matters, including expectations with respect to the valuation of our intellectual property or expectations regarding utilization of our deferred tax assets; and (xx) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Annual Report on Form 10-K that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in Part I, “Item 1A. Risk Factors” of this Annual Report on Form 10-K and other documents we have filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.  BUSINESS

ACQUISITION BY HP INC.

On March 25, 2022, Poly entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HP Inc. (“HP”) and Prism Subsidiary Corp. (“Merger Sub”), a wholly-owned subsidiary of HP, providing for the acquisition of Poly in an all-cash transaction by way of a merger of Merger Sub with and into Poly (the “Merger”), with Poly continuing as a wholly-owned subsidiary of HP. The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Annual Report are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which is attached as Annex A to the definitive proxy statement on Schedule 14A filed by us with the SEC on May 17, 2022 (the “Definitive Proxy Statement”).

The Merger Agreement and transactions contemplated by the Merger Agreement were approved by Poly's Board of Directors (the “Board”), which further resolved to recommend that Poly stockholders vote to adopt and approve the Merger Agreement. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Poly’s common stock (except as otherwise set forth in the Merger Agreement) will be canceled and automatically converted into the right to receive $40.00 in cash, without interest and less any applicable withholding taxes.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the requisite affirmative vote of our stockholders; (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or order issued by a court of competent jurisdiction preventing, prohibiting or making illegal the consummation of the Merger; and (iii) the expiration or termination of the waiting period applicable to the Merger under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended without the imposition of a burdensome effect (as defined in the Merger Agreement), and the obtaining or making of all consents, approvals and filings required under the competition laws of China, Colombia, the European Union and Mexico and the foreign direct investment law of France, in each case, without the imposition of a burdensome effect. The Merger is expected to close in calendar year 2022, subject to the satisfaction of applicable conditions. Upon consummation of the Merger, Poly will no longer have publicly listed or traded shares, nor will it be a reporting company under the SEC's rules and regulations.

COMPANY BACKGROUND

Poly is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. We offer a comprehensive selection of premium audio and video products designed to work in an era where work is no longer a place and enterprise work forces are increasingly distributed. Our products and services are designed and engineered to connect people with high fidelity and incredible clarity. They are professional-grade, easy to use, and work seamlessly with major video and audio-conferencing platforms.

Our major product categories are Headsets, Voice, Video, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, as well as conference room phones and speakerphones; Video includes conferencing solutions and peripherals, such as cameras, speakers, and microphones; Services includes a broad portfolio of offerings including video interoperability, maintenance and troubleshooting support for our solutions, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping our customers achieve their collaboration goals. Additionally, our cloud management and analytics software enables Information Technology (“IT”) administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior.

All of our solutions are designed to integrate seamlessly with a wide range of Unified Communications & Collaboration (“UC&C”), Unified Communication as a Service (“UCaaS”), and Video as a Service (“VaaS”) platforms, allowing our customers the flexibility to use the communications platform of their choice.

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

The Company was originally founded and incorporated as Plantronics in 1961 and became a public company in 1994. In March 2019, the Company changed the name under which it markets itself to Poly. The Company is incorporated in the State of Delaware and was listed on the New York Stock Exchange (“NYSE”) originally under the ticker symbol “PLT.” The Company changed our symbol on the NYSE from "PLT" to "POLY" effective at the open of market trading on May 24, 2021.

Our principal executive office is located at 345 Encinal Street, Santa Cruz, California. Our telephone number is (831) 420-3002.  Our Company website is www.poly.com.

In the Investor Relations section of our website, we provide free access to the following filings: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This access is provided directly or through a link on our website shortly after these documents are electronically filed with, or furnished to, the SEC. In addition, documents regarding our corporate governance, code of conduct, and the charters of the standing committees of our Board are also accessible in the Investor Relations section of our website.

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

•The importance of durable solutions offering high-fidelity connectivity that are easy to use, work anywhere and everywhere, and are compatible with multiple communications platforms, is paramount to our customers.
•Looking ahead, the expansion of both communications applications (e.g., telehealth, government and civil services, education, professional and financial services) and the capabilities of the infrastructure supporting these applications (e.g., 5G network deployments, cloud computing, collaboration software) creates a structural tailwind we believe will create conditions for long-term, sustainable, and durable demand for our products.
•Additionally, the shift to hybrid work models is accelerating the transition of enterprise customers from on-premises to cloud-based call control platforms, which represents a significant market opportunity for Poly.
Our strategy is to offer best-in-class communications and collaboration solutions to meet the needs of customers ranging from the largest companies and governments in the world to individual professionals. Recent product launches and our product roadmap reflect this, as does our marketing and distribution strategy. We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities, while at the same time we are establishing the distribution channels necessary to engage customers at the individual level.

We leverage state-of-the-art technologies in our solutions that can be easily used with our strategic partners’ tools and communication platforms in both personal and office settings. The increased adoption of technologies such as UC&C, Bluetooth, Voice over Internet Protocol (“VoIP”), Digital Signal Processing (“DSP”), Digital Enhanced Cordless Telecommunications (“DECT”), and Video-as-a-Service (“VaaS”), each of which is described below, has contributed to increased demand for our solutions:
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

Competitive Strengths
We believe we have a clear understanding of the future of business communications, and we have positioned our company to serve that future: the entirety of our offering, from hardware to software and services, is engineered to meet the communications demands that every enterprise, around the world, will have. We believe the combination of our products and services create the conditions that will allow us to be successful:

•Increasingly distributed, flexible, and digital work forces need competitively priced, well-designed, professional-grade communications equipment. We have expanded our product offering to provide a complete set of solutions - headsets, voice, and video - to the hybrid worker outfitting a remote workplace, as evidenced by the launch of the “Studio P Series” line of personal video conferencing solutions.
•Our products directly address “hardware-for-anywhere” demand, offering equipment that can be set up and used easily by anyone, in home offices or remote workplaces, without consuming time from IT departments. And our tools are platform agnostic. Our certified Microsoft Teams, Zoom, and Google desktop phone and video products deliver a native experience that fully integrate which each platform's collaboration features. Our customers don’t “fear the link” in their calendar, because our equipment works seamlessly across multiple platforms, and delivers professional results every time.
•The breadth and depth of our product portfolio makes us a one-stop outfitter for our customers. Our products are sophisticated, with innovative technologies to improve all aspects of collaborative communications: our webcams include finely-tuned optics for brilliant colors and incredible clarity regardless of environment, our audio products feature technologies including noise-canceling microphones, DSP, HD Voice, acoustic fencing and more, and we offer a line of fully integrated devices.
•Our products are supported by a global customer service organization. Poly is one of the few vendors with a complete portfolio of products that are supported by a global service organization designed to meet the needs of the largest and most demanding governments and enterprise customers. Dependable and reliable communications equipment is critical to any and every enterprise, and we provide enterprise-grade support.
Product Segment
Our audio and video solutions are designed to meet the needs of individuals in home offices (from front-line staff to executives), open offices workspaces (such as cubicles for knowledge workers and contact centers), meeting rooms (from huddle rooms to boardrooms), mobile workers (using laptops, mobile phones, and tablets in or out of the office), back-offices (for management, monitoring and analytics of our systems), and other highly specialized applications, such as tele-medicine, tele-education and remote management.

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
•Voice - Our Voice portfolio include open SIP desktop phones, conference phones, and personal speakerphones. Our certified Microsoft Teams, Zoom, and Google desktop phones deliver a native experience that fully-integrates with each platform’s collaboration features. Our desktop phones provide crystal-clear voice quality to users regardless of location. The Trio line of conference phones is a collaboration hub that has a modular approach to high quality audio, video and content sharing solution for rooms of all sizes. Audio-only versions of the Trio are available in multiple sizes and price points. Trio supports native Zoom, Microsoft Teams and Skype for Business interfaces, as well as connectivity to multiple popular voice and video platforms.
•Video - Our Video portfolio consists of our new Studio P Series, a family of professional-grade personal video devices for remote work, the Studio USB video bar for small room deployments, the Studio X video bars and G7500, which share a common Poly platform and can run native applications, like Zoom, Microsoft Teams, and Google, without the need for an external PC. These video solutions represent a complete portfolio designed to meet the needs of workers and IT administrators configuring solutions for a variety of applications from the home office to the boardroom. In addition, we continue to sell our RealPresence Group Series solutions, a portfolio of high-performance, integrator-ready video conferencing systems that also power our immersive telepresence video conferencing systems.
For customers that prefer on-premises video infrastructure, our RealPresence Clariti solution is a powerful collaboration software platform through which customers can host audio, video, and content collaboration sessions connecting any device from anywhere. The platform also provides best-in-class interoperability, allowing any standards-based device to connect into Microsoft Teams without having to be replaced.

Services Segment
Poly offers a complete suite of services that are designed to ensure our customers and partners can make their modern communications equipment work seamlessly. Our full range of service solutions include professional, managed, and cloud services. Our customers can mix and match different service levels to have the right level of assistance and expertise where and when needed. We provide these services directly, as well as through our channel partners globally. Poly’s services smooth the critical path of our customers' business processes, helping us forge stronger customer relationships. Our services solutions help our customers achieve their business goals, maximize their use of communications and collaboration solutions to enable employee productivity, and deliver a differentiated customer experience.
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
•Professional Services - Poly’s full suite of professional services enables customers to effectively plan, deploy, and optimize their communications solutions in a UC&C environment. With Poly’s offerings, we and our channel partners help customers each step of the way to more effectively leverage UC&C solutions to transform their businesses.
•Managed Services - Our managed services help customers maximize their collaboration investments. Working directly with customers or with our partners to jointly deliver services, our offerings allow customers to outsource day-to-day technology management responsibilities to our team of experts who can provide turn-key solutions as a strategic method to improve operations and accelerate a return on technology investments.
•Cloud Services - Our cloud services enable IT administrators to configure devices in advance, monitor during usage, troubleshoot, and perform quick updates. Poly Lens is our next generation cloud-based service that combines seamless management and updating tools with powerful insight into how Poly devices are being used to offer greater control and visibility to IT departments. Poly Lens supports the Poly G7500 and Studio X family of video bars, Studio P Series of personal video devices, Sync family of personal speakerphones, VVX and CCX families of desktop phones, Trio C60 conference phone, as well as a variety of popular headsets.
•Training Services - On-going training services for those customers and partners who prefer to self-manage their deployments.

FOREIGN OPERATIONS

In Fiscal Years 2022, 2021, and 2020, total net revenues outside the U.S. accounted for approximately 54%, 57%, and 52%, respectively, of our total net revenues. Total net revenues derived from foreign sales are generally subject to additional risks, such as fluctuations in exchange rates, increased tariffs, the imposition of other trade restrictions or barriers, adverse global economic conditions, and potential currency restrictions.  In Fiscal Year 2022, consolidated total net revenues were favorably impacted by fluctuations in exchange rates resulting in an increase of approximately $11.9 million (net of the effects of hedging).

We continue to engage in hedging activities to limit our transaction and economic exposures, and to mitigate our exchange rate risks.  We manage our economic exposure by hedging a portion of our anticipated Euro (“EUR”) and British Pound Sterling (“GBP”) denominated sales and our Mexican Peso (“MXN”) denominated expenditures, which together constitute the most significant portion of our currency exposure.  In addition, we manage our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances. Excess foreign currencies not required for local operations are converted into U.S. Dollars (“USD”). While our existing hedges cover a certain amount of exposure for Fiscal Year 2023, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts, which are generally secured over a 12-month period. See further discussion on our business risks associated with foreign operations under the risk titled, “We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability” within “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Further information regarding our foreign operations, as required by Item 101(d) of Regulation S-K, can be found in Note 18, Segment Reporting and Geographic Information, of the accompanying notes to the consolidated financial statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

COMPETITION

We compete broadly in the UC&C market, where we have multiple competitors (depending on the product line) on a global basis. These competitors include Avaya Inc., Aver Information, Inc., Cisco Systems, Inc., DTEN, EPOS Group A/S, GN Group, Grandstream Networks, Inc., Huawei Technologies Co. Ltd., Huddly, Logitech International S.A., Neatframe, Inc., Vaddio, LLC, Yamaha Corporation/Revolabs, Inc., Yealink Network Technology Co. Ltd., and others. In some cases, we also cooperate and partner with these companies in programs and various industry initiatives. The market for our products is competitive and some of our competitors have greater financial resources than we do, as well as more substantial production, marketing, engineering, and other capabilities to develop, manufacture, market, and sell their products.

Our strategy of offering a best-in-class complete portfolio of UC&C Headset, Voice and Video solutions faces challenges from competitors, who can also create end-to-end device and service offerings, as well as low-cost competitors in specific categories, or other industry players, who are potentially able to develop unique technology or compete in a specific geography.

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

RESEARCH AND DEVELOPMENT

The success of our new products is dependent on several factors, including identifying and designing products that meet anticipated market demand before it has developed and as it matures, timely development, and introduction of these products, cost-effective manufacturing, quality and durability, acceptance of new technologies, and general market acceptance of the products we develop.  See further discussion regarding our business risks associated with our research and development under the risk titled, “We face risks associated with developing and marketing our products, including new product development and new product lines” within “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

We conduct most of our research and development with an in-house staff and a limited use of contractors.

During Fiscal Year 2022, we developed and introduced innovative products that enabled us to better address changing customer demands and emerging market trends.  Our goal is to bring the right products to customers at the right time, utilizing best-in-class development processes.

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

Our global channel network resells our commercial headsets, voice, and video endpoint products and related solutions and services. As we evolve into new markets and product categories, we expect to build new go-to-market models that best serve our end user customers.

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

Our commercial distributors and retailers represent our first and second largest sales channels in terms of total net revenues, respectively. Two customers, Ingram Micro Group and ScanSource, accounted for 25.0% and 18.4%, respectively, of total net revenues in Fiscal Year 2022. Two customers, Ingram Micro Group and ScanSource, accounted for 19.3% and 19.0%, respectively, of total net revenues in Fiscal Year 2021. Two customers, ScanSource and Ingram Micro Group, accounted for 19.8% and 17.3%, respectively, of total net revenues in Fiscal Year 2020.

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

BACKLOG

As a result of the COVID-19 pandemic and resulting global shift to a hybrid work environment, we experienced an increase in demand and backlog, which was compounded by the effects of recent global supply-chain constraints. However, the backlog of unfulfilled orders is subject to rescheduling and in some cases may be subject to cancellation, especially as we manage through supply-chain constraints, including shortages in key components, such as semiconductor chips, and COVID-19.

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

For a further discussion of the business risks associated with our manufacturing and sources of materials see the risk titled, “Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation and financial condition” within “Item 1A. Risk Factors” and “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

We obtain patent protection for our technologies when we believe it is commercially appropriate.  As of April 2, 2022, we had over 2,000 worldwide utility and design patents in force, expiring between calendar years 2022 and 2047.

We intend to continue to capture rights to our intellectual property by seeking patents on our inventions and protecting trademarks and other IP rights as appropriate. Success will depend, in part, on our ability to obtain patents and preserve other intellectual property rights covering function, manufacture, and design of our products before the U.S. Patent and Trademark Office and a variety of international jurisdictions. We own trademark registrations in the U.S. and in a number of other countries, as well as the names of many of our products and product features. We currently have pending and issued U.S. and foreign trademark applications in connection with our Poly brand name and certain new products and product features. We may seek copyright protection when and where we believe appropriate. We also own a number of domain name registrations and intend to seek more, as business needs require. We further endeavor to protect our trade secrets and other proprietary information through comprehensive security measures, including agreements with our employees, consultants, customers, and suppliers. See further discussion of our business risks associated with intellectual property under the risks titled “Our intellectual property rights could be infringed on by others” and “Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights” within “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

The trend in environmental regulation has been to impose increasingly stringent restrictions and limitations on activities that may impact the environment, and thus, any changes in environmental laws and regulations or in enforcement policies that result in more stringent and costly handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position. See “Environmental, Social and Governance Matters” below for a description of the federal, state, local, and foreign environmental regulations to which we are subject.

For more information on risks related to the laws and regulations to which we are subject, see the relevant discussions throughout “Item 1A, Risk Factors” of this Annual Report on Form 10-K.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE MATTERS

We are committed to creating the right kind of long-term impact in the world, not just because it matters to our employees, our customers, and our investors, but because it is part of who we are as a company. We know we are part of a larger global community and make decisions as good stewards of the earth, its resources, and its people.

Our Corporate and Social Responsibility (“CSR”) strategy focuses on the Environmental, Social and Governance (“ESG”) issues that we believe will positively impact our stakeholders and wider society and drive value for our business. The strategy focuses on three key priorities: delivering low carbon solutions, keeping people safe and secure, and being a destination employer. These three pillars are underpinned by strong governance and supported by our deeply ingrained culture, values, and behaviors.

Environmental and Climate Change

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those regulations that are administered by the Occupational Safety and Health Administration of the U.S. Department of Labor and the U.S. Environmental Protection Agency, and other regulations governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing process. We believe that our current manufacturing and other operations comply, in all material respects, with applicable environmental laws and regulations. We are required to comply, and we believe we are currently in compliance, with the European Union and other Directives on the Restrictions of the use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and on Waste Electrical and Electronic Equipment (“WEEE”) requirements. Additionally, we believe we are compliant with the RoHS initiatives in China and Korea; however, it is possible that future environmental legislation may be enacted, or current environmental legislation may be interpreted to create an environmental liability with respect to our facilities, operations, or products. Moreover, in the U.S., our products are regulated by California's Proposition 65, which requires that clear and reasonable warnings be given to consumers who are exposed to certain chemicals. See further discussion of our business risks associated with environmental legislation under the risk titled, “We are subject to environmental laws and regulations that expose us to a number of risks and could result in significant liabilities and costs” within “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

We also recognize that climate change is a global emergency that requires urgent action, and we may be subject to new and future requirements relating to climate change laws and regulations. Our California corporate offices have historically experienced, and are projected to continue to experience, climate-related events including wildfires and air quality impacts, power shut-offs associated with wildfire prevention, drought and water scarcity, and warmer temperatures. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver products and services to our customers and cause us to incur substantial expense.

Our goal is to deliver absolute emissions reductions across Poly, our products, and for our customers. Our new Low Carbon strategy reflects our commitments to measuring, monitoring, and reducing emissions from both our direct (Scopes 1 and 2) and indirect (Scope 3) operations. We are reporting on our progress and performance in reducing energy use and operational carbon emissions, which has been third-party verified. Our goals for energy usage and direct operational emissions reduction targets are as follows: 100% renewable energy used across all global sites by 2030; Carbon neutral emissions for scopes 1 and 2 by 2035; and net zero carbon emissions for scope 3 by 2050.

We also are committed to sustainable product design and perform life-cycle assessments (LCA’s), which include detailed greenhouse gas (“GHG”) emissions profiles for each key stage of development on three of our most popular products. We align these assessments to best practice guidelines and standards including PAS 2050:2011, a publicly available specification that provides a recognized method for assessing the life cycle GHG emissions of products. We use the findings to identify emissions hotspots and improve design where possible.

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

Human Capital Management

The future success of our company depends on our ability to engage, attract, hire, motivate, grow, retain, and further develop top talent, including highly skilled technical, management, sales, and marketing personnel. Competition for such talent is intense and the salary, benefits, and other costs to employ the right people may make it difficult to achieve our financial goals. Consequently, our management team, with the support of our Board of Directors (“Board”), have increased focus and efforts in this area, including efforts to raise our employees' ambitions and inspire them to do more and go further, striving to make Poly an inclusive, diverse, accessible, and safe workplace with opportunities for our employees to grow and develop in their careers, supported by contemporary working practices and strong compensation, benefits, and health and wellness programs.

As of April 2, 2022, we employed approximately 6,500 people worldwide, including approximately 2,700 manufacturing/direct labor employees at our manufacturing facility in Tijuana, Mexico. Our employees are based in 39 different countries around the world. Our global work forces consist of diverse, highly skilled talent at all levels. During Fiscal Year 2022, our turnover rate was approximately 26%1.

Inclusion, Diversity, Education and Awareness (IDEA)

We embrace different cultures and perspectives, believing in respect for all human beings. IDEA at Poly is at the very heart of who we are and what we do. We encourage everyone to speak up and constructively challenge and nurture a culture of sensitive curiosity where diverse perspectives are valued and encouraged.

We foster a culture of allyship and growth mindset and are united by our collective purpose and common set of organizational values that are core to our mission and culture. To do that, our employees must feel empowered to bring their authentic selves to work. We lead with inclusion and empower everyone to do their best work as their best selves, regardless of their sex, gender identity or expression, race, age, religious creed, national origin, physical or mental disability, ancestry, color, marital status, sexual orientation, military or veteran status, status as a victim of domestic violence, sexual assault or stalking, medical condition, accessibility needs, genetic information, or any other protected class or category recognized by individual countries laws.

Our employee resource groups (PRIDE, Women’s Leadership Group, Accessibility and Inclusion, Veterans, Parents & Caregivers, and Hue (our under-represented minorities community)) are a critical force within Poly. They tell our story through events and experiences, play a key role in our recruitment strategy, drive an inclusive culture, and ensure that diversity is front and center at Poly.

To help us drive change and make sure the initiatives we create resonate across the globe in every country in which we operate, we created our IDEA Council. This global team collaborates to learn, create, strategize, and make sure our diversity and inclusion programs hit the mark with our employees around the world. They are our ambassadors for all things inclusion and diversity and are our agents of change.

We monitor our progress. We are setting aspirational goals for our executives and functions around changing their demographics using data to drive change. Poly has an organization-wide focus to improve recruitment and retention of women and ethnic minorities. As of April 2, 2022, Poly had the following attributes:

	Female %	Minority %
Employees	48%	33%[2]
Executives[3]	33%	22%

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

Health, Safety, and Wellness
1 Includes voluntary and involuntary terminations, but excludes manufacturing/direct labor employees in our facility in Tijuana, Mexico.
2 Percentage of U.S. Employees.
3 Executives are employees who report directly to the Chief Executive Officer.

The health, safety, and wellness of our employees is a priority in which we continue to invest. These investments and the prioritization of employee health, safety (both physical and psychological), and wellness continued to be of particular significance also in Fiscal Year 2022 in light of COVID-19. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. Program benefits are intended to provide protection and security, so employees can have peace of mind concerning events that may require time away from work or that may impact their financial well-being. Additionally, we provide programs to help support employee physical and mental health by providing tools and resources to help them improve or maintain their health status, encourage engagement in healthy behaviors, and offer choices where possible so they are customized to meet their needs and the needs of their families.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes having the vast majority of our employees work from home whenever possible, while implementing additional safety measures for employees continuing critical on-site work. A number of employees critical to maintaining our essential engineering, manufacturing, repair, and logistics functions have continued to work from Poly locations globally. To protect and support our essential team members, we have implemented health and safety measures that included maximizing personal workspaces, changing shift schedules, providing personal protective equipment (PPE), and instituting mandatory screening before accessing buildings, including enhanced safety measures in our Tijuana manufacturing facility, which included those measures noted above, as well as providing COVID-19 vaccines to our employees and their immediate families, as well as other workers, at our manufacturing facility on a voluntary basis free of charge, on-premises medical staff, private bus transportation to and from the facility, routine temperature screenings, and increased sanitation measures.

Total Rewards

Our team is global, and we offer compelling global incentives to reinforce our leadership and performance-driven culture and attract and reward leading talent. We offer global competitive and meaningful total rewards programs that meet the diverse needs of our employees, while also reflecting local market practices.

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

We provide market aligned benefits that include retirement planning, health care, parental leave, flexible paid time off, and appreciation events for employees. In addition, we offer benefits to support our employees’ physical and mental health by providing tools and resources in areas such as digital training programs to help people improve mental wellbeing, flexible fitness platforms for physical activity, and telehealth services. We also offer a support platform for maternity and family benefits and a caregiver solution providing support for families of children with learning, social, or behavioral challenges in selected locations.

We offer flexible work/life programs that embrace and engage our diverse population. We offer a unique peer to peer recognition program that reinforces our culture, values, leadership and operating principles.

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

Governance

We are committed to strong governance systems and policies that ensure fair, transparent and efficient business practices. Our Board has tasked its Nominating and Corporate Governance Committee (“NCG”), along with senior leadership and support of the full Board, with oversight responsibility for our ESG strategy and related initiatives. The NCG periodically receives updates from management on, and reviews, significant ESG and other corporate social responsibility and sustainability initiatives, policies and practices, and makes recommendations to the Board as appropriate. We also review and seek input from our investment community on their views on sustainability and ESG. The NCG's oversight responsibility also includes reviewing shareholder proposals, if any, received on ESG matters, and providing recommendations to the Board on the Company’s response to such proposals, as well as recommendations for processes that would be helpful for the Board in overseeing how the Company manages material ESG issues.

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

Information About Our Executive Officers

Set forth in the table below is certain information regarding the executive officers of the Company as of April 2, 2022:

NAME	AGE	POSITION
David M. Shull	49	President, Chief Executive Officer and member of the Board of Directors
Charles D. Boynton	54	Executive Vice President, Chief Financial Officer
Lisa Bodensteiner	60	Executive Vice President, Chief Legal and Compliance Officer, and Corporate Secretary
Carl J. Wiese	61	Executive Vice President, Chief Revenue Officer
Grant Hoffman	49	Executive Vice President, Chief Supply Chain Officer

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

Mr. Hoffman joined the Company in January 2021 as Executive Vice President, Chief Supply Chain Officer. Prior to joining the Company, Mr. Hoffman served as Vice President of Supply Chain for Lenovo's Mobile Phone business unit from June 2016 to December 2020. Before joining Lenovo, Mr. Hoffman held positions of increased responsibility at Motorola, Google, Continental Automotive Group and Del Monte Foods. Mr. Hoffman holds a masters degree in business administration and Bachelor of Science degree in Business Management from Northern Illinois University.

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
•Changes in our management may cause uncertainty in, or be disruptive to, our business, certain of our directors and management team members have been with us in those capacities for only a short time.
•Business interruptions due to manmade or natural disasters, or other significant disruptions in, or breaches in security of, our products, our website or information technology systems, including breaches of technology systems of our third-party suppliers, could adversely affect our business operations.
• Our ability to process purchase orders and ship products in a timely manner depends on our IT systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

2. Risks Related to Strategic Initiatives
• Our failure to properly develop and manage strategic initiatives may adversely affect our financial position and results of operations.
•Competition in each of our markets is strong, and our inability to compete effectively could significantly harm our business and results of operations.
•Failure to successfully navigate the challenges associated with developing, introducing, and marketing our products could adversely impact our financial results.
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
•We are regularly subject to a wide variety of litigation, including commercial and employment litigation, allegation of patent infringement, as well as claims related to alleged defects in the design and use of our products.
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
•We are exposed to the impact of macroeconomic and geopolitical trends and events, including the effects of inflation. In late February 2022, existing geopolitical tensions increased dramatically following Russia's military action against Ukraine. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad ranging economic sanctions against Russia, including the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and oligarchs, and the freezing of Russian assets. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, continuing or increased sanctioning efforts, and the potential for wider conflict could have a material adverse effect on Poly’s supply chain and may result in a higher cost of freight and a reduction in the sales of services and products in Russia and Eastern Europe.

5. Risks Related to Our Capital Structure
•Our operating results are difficult to predict, they could fluctuate, and our stock price could become more volatile and your investment could lose value.
•Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt instruments.

6. Risks Related to Our Merger with HP
•The consummation of the Merger with HP is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or HP’s control and that we and HP may be unable to satisfy or obtain or that may delay the consummation of the Merger or cause the parties to abandon the Merger.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business.
•Uncertainty about the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the Merger is completed.
•As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with HP following the completion of the Merger.
•Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention and otherwise materially harm our business.
•The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the Merger.

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

We depend on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to provide key component parts and/or manufacture and deliver finished products. Although we have contracts with certain contract manufacturers, original design manufactures, and suppliers, we also source components direct from suppliers and distributors. We depend on these relationships and parties to timely obtain sufficient quantities of component materials as well as finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and to fulfill our anticipated customer demand. The Company and our contract manufacturers and original design manufacturers procure materials, components and sub-components from a long and often complex chains of sub-suppliers to assemble them into finished products. Given the wide variety of solutions that we offer, the large and diverse distribution of our manufacturers and suppliers, and the long lead times required to manufacture, assemble and deliver certain products, problems could arise in production, planning and inventory management that could seriously harm our business. For example, there has been a worldwide shortage of semiconductor, memory and other electronic components affecting many industries, from automotive to technology providers. This shortage has impacted us significantly and has caused us to experience extended lead times (in some cases over 52 weeks) which is anticipated to continue. Extended lead times and decreased availability of key components has caused a significant disruption to our production schedule and has had, and we expect to continue to have, an adverse effect on our financial condition or results of operations. We do not have any guarantees of supply from our third-party suppliers, and in certain cases we have limited contractual arrangements or are relying on standard purchase orders or on component parts available on the open market, which has resulted in increased costs combined with reduced availability. Continued delay in our ability to produce and deliver our products could cause our customers to purchase alternative products from our competitors. Also, long-term supply and maintenance obligations to customers increase the duration for which specific components are required, which may further increase the risk of component shortages or increase the cost of carrying inventory. If component shortages continue, we will continue to experience supply interruption and/or may incur significant price increases from these suppliers.
Additionally, rapid increases in production levels to meet product demand, whether or not forecasted, has resulted and could in the future result in shipment delays, higher costs for materials and components, increased expenditures for freight to expedite delivery of required materials, late delivery penalties, and higher overtime costs and other expenses, which have negatively impacted our revenues, reduced our profit margins, and potentially harmed relationships with affected customers. Although historically, we have generally been able to secure additional supply or take other actions to mitigate supply disruptions, as the impact of the global shortages in key components, including semiconductors, impacts many industries worldwide, and particularly our supply chain, we could experience a material adverse effect on our business, results of operations, and financial condition for an extended period of time. In addition, in order to secure such necessary components, we have and may continue to purchase them from brokers in the open market at prices that are higher than those available from our normal vendors. If constraints were to occur in existing or future product lines, our ability to meet demand and our corresponding ability to sell affected products may be materially reduced. Moreover, our failure to timely deliver desirable products to meet demand may harm relationships with our customers. Further, if production is increased rapidly, manufacturing yields may decrease, which may also reduce our revenues or margins.

Additionally, although we use standard parts in many of our products, we are dependent on certain sole source and limited source suppliers. We currently purchase certain integrated circuits from single or limited sources which, combined with extended lead times, makes us further susceptible to shortages, quality issues or price fluctuations in our supply chain. Suppliers may choose not to renew their contracts with the Company or to discontinue supplying materials and components or finished products to us for a variety of reasons, including conflicting demands from their other customers, availability, price, and discontinuing production of such product. As our contract manufacturers acquire components on our behalf our direct purchases from original design manufacturers are reduced, in turn, reducing our influence in securing necessary quantities of supply. A lack of viable alternative sources of materials and components or the high development costs associated with existing and emerging wireless and other technologies may require us to work with a single source of supply for certain components. Additionally, with consolidation occurring with certain suppliers, there are also fewer sources for components available to us. This consolidation can negatively impact our ability to access certain parts and at reasonable prices, which impact our gross margin. Companies may elect not to continue their business relationship with us for reasons beyond our control, or may experience disruptions, impose price increases, or go out of business, any of which could negatively impact our ability to sell our products.

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

We have experienced and expect to continue to experience volatility in prices from our suppliers, particularly in light of price fluctuations for integrated circuits, plastics, oil, gold, copper, and other materials and components in the U.S. and around the world, which could negatively affect our profitability or market share. We have recently implemented price increases on certain products to pass some of the cost increases to our customers. If we are unable to do so in the future, or if we cannot achieve operating efficiencies that offset further increases, our business, financial condition, and results of operations may be materially negatively affected.
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

From the initial outbreak of the virus and its spread globally, we have experienced disruptions and higher costs in our manufacturing, supply chain and logistics operations, and in some cases, increased sell-through, resulting in shortages of our products in our distribution channels and loss of market share and opportunities.

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

Although we continue to work with our supply chain and dual source partners to take the necessary steps to mitigate disruption of supply, there can be no assurance that the ongoing disruptions due to COVID-19 will be resolved in the near term, which would negatively affect present and future sales, and would, in turn, adversely affect our business, financial condition, and results of operation. See Risk Factor 1 above entitled "Disruptions in our supply chain, including the inability of our own manufacturing facilities and those of our contract manufacturers, original design manufacturers, suppliers and sub-suppliers, to provide and/or timely deliver sufficient quantities of key component parts and/or finished products, has adversely impacted, and may continue to adversely impact, our ability to fulfill customer demand which, in turn, has and may continue to adversely impact our growth, business, reputation and financial condition" for more information.

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

The COVID-19 pandemic may also result in both unpredictable short-term and long-term changes in customer needs for our products and services in various sectors, along with IT-related capital spending reductions, or shifts in spending focus, which could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, then our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services, before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of hybrid working and focus on the professional customer does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may not meet our expectations. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive.

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

Our competitive landscape continues to rapidly evolve as the industry moves into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary or closed architectures, which may block or limit our ability to compete in certain markets. Many of our competitors are larger, offer broader product lines, may integrate their products and solutions with communications solutions, devices, and adapters manufactured or provided by them or others, offer products or solutions incompatible with our products, have established market positions, and have substantially greater financial, marketing, and other resources; all of which may increase pressure to reduce our pricing, increase our spending on sales and marketing, or both, which would correspondingly have a negative impact on our revenues and operating margins.

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

5.    Failure to successfully navigate the challenges associated with developing, introducing, and marketing our products may adversely impact our financial results.

a.Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products, new, lower cost hardware products, and development of artificial intelligence and machine learning solutions that may make all or a portion of our products or their functionality obsolete or unnecessary. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated, and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully developed product offerings or translate into any future revenues.

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

We have invested significant resources developing products that are dependent on third party unified communication as a service (UCaaS) and video conferencing as a service (VCaaS) platforms and software. We made the decision to design our products to work with different third-party platforms and software to offer customers greater choice and flexibility, while expanding our ecosystem partners and enhancing their unique value differentiation through our products. If these partners’ solutions do not gain adoption and growth, it could impact the sales of our endpoint devices. If other hardware manufacturers follow the Company’s strategy and enter into the market, thereby increasing competition, we could see less market demand or revenue for our products. Lastly, the third-party platforms may be, or become, competitors of ours who have chosen, or in the future may choose, to design competing products for their platforms and offer features for their own hardware platforms to provide further differentiated features that may be perceived as better than our products, or they may choose not to work with us. If third parties are unwilling to provide us access to their platforms or technologies, or if such access is withdrawn, denied, or delayed, or if access is provided under terms that are not commercially reasonable, our business and operations could be adversely affected. We believe though that customers want the ability of choice and quality that Poly products provide.

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

The Company must manage both Company-owned and channel inventory effectively, particularly with respect to sales to distributors, which involves forecasting demand, pricing challenges, and analyzing point of sales information regarding sales to resellers and end users that our channel partners provide. Our forecasts may not accurately predict demand, and distributors may increase orders during periods of product shortages or may request to cancel orders or delay orders in anticipation of new products. Distributors also may adjust their orders in response to the supply of our products and the products of our competitors and seasonal fluctuations in end-user demand. The Company’s reliance upon our global channel network may reduce our visibility into inventory quantities, demand and pricing trends, and therefore make forecasting more difficult. If we have excess or obsolete inventory, we may need to reduce our prices and write down inventory. In addition, factors in different markets may cause differential discounting between the geographies where our products are sold, which makes it difficult to achieve global consistency in pricing and creates the opportunity for “grey market” sales. Additionally, if our sales channel partners have excess inventory of our products or those of our competitors, or decide to decrease their inventories for any reason, then they may decrease the amount of products they acquire in subsequent periods, causing disruption in our business and adversely affecting our forecasts and sales.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to resellers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on point-of-sale information regarding their sales to resellers and end users that our channel partners provide to us. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, or if our channel partners fail to provide such data at all, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues could be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

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

Our stock price is subject to speculation by investors, analysts and in the press, changes in recommendations or earnings estimates by equity research analysts, changes in investors’ or analysts’ valuation measures for our stock, changes in or announcements regarding our forecasts and guidance, our credit ratings, market trends unrelated to our performance, and sales of our common stock by us, our officers or directors or unaffiliated third-party investors, particularly considering the concentrated ownership of our common stock, that may limit the ability for investors to acquire or sell meaningful quantities of our stock or cause speculation as to the acquisition or sale of our stock. As we experienced in the prior fiscal year, a drop in our stock price exposed us to a securities class action lawsuit, which has resulted in substantial costs and diversion of management’s attention and resources. We may experience further derivative lawsuits arising from the claims in the class action case. Moreover, if we in the future experience a significant drop in our stock price, we again may be exposed to further securities class action lawsuits, which could negatively affect our business.

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

International sales and manufacturing, marketing and sales expenses represent a significant portion of our revenues and operating expenses. In fiscal year 2022, revenues derived from sales outside of the U.S. represented approximately 54% of our total revenues. International sales and operations are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following: recent economic sanctions imposed, and the potential for additional economic sanctions, by the United States as well as the actual and threatened retaliatory responses by impacted nations, some of which may affect or materially delay our ability to import or sell all or a portion of our products into impacted countries; adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in E&A and reduced government spending and elongated sales cycles; information technology security, environmental and trade protection measures and other legal, regulatory and compliance obligations, some of which may result in fines, penalties and other legal sanctions or affect our ability to import our products, to export our products from, or sell our products in various countries where we are deemed to be in violation of our legal or contractual obligations; the impact of government-led initiatives to encourage the purchase of products from domestic vendors or discourage relationships with certain entities, which can affect the willingness of customers or partners to purchase products from, or collaborate to promote interoperability of products with, companies headquartered in the United States; unstable or uncertain political and economic situations such as the United Kingdom’s decision to leave the European Union commonly referred to as Brexit; the impact of changes in our international operations, including changes in key personnel; compliance with global anti-corruption laws such at the United States’ Foreign Corrupt Practices Act and United Kingdom’s Bribery Act, which may be exacerbated by cultural differences in the conduct of business in various regions; foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs; reduced intellectual property rights protections in some countries; unexpected changes in regulatory requirements and tariffs; longer payment cycles, greater difficulty in accounts receivable collection and longer collection periods; and changes in tax law or interpretations thereof that could lead to potentially adverse tax consequences, such as legislation on revenue and expense allocations and transfer pricing among the Company’s subsidiaries.

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

11.    We are subject to a variety of laws and regulations relating to the import and export of our product and service offerings. Our failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to laws and regulations governing our international operations, including applicable import and export control regulations, economic sanctions on countries and persons and customs requirements. Importing and exporting has involved more risk since the beginning of 2018, as there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several United States and foreign leaders regarding tariffs against foreign imports of certain materials. For example, the U.S. government imposed significant tariffs on China related to the importation of certain product categories following the U.S. Trade Representative’s Section 301 investigation. Additionally, export of our product and service offerings also are subject to various “domestic and international” export control regulations (“Export Regulations”), some of which are described in more detail below, and may require a license from the U.S. Department of State, the U.S. Department of Commerce, or the U.S. Department of the Treasury. Any changes in these Export

Regulations may restrict the export of our products and/or services, and we may cease to be able to procure export licenses for our products and/or services under existing regulations. The area of Export Regulations remains fluid in terms of regulatory developments. Should we need an export license under existing regulations, the length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. We have no control over the time it takes to process an export license. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

In addition, effective June 29, 2020, the U.S. Commerce Department’s Bureau of Industry and Security (“BIS”) published regulations tightening export controls on China, Russia and Venezuela with respect to goods, software and technology, including increasing the licensing requirements and due diligence expectations that apply to trade with, China, Russia and Venezuela under the U.S. Export Administration Regulations (“EAR”) when “military end users” or “military end uses” are involved. This rule expands the scope of the licensing requirement by redefining “military end use” more broadly and by increasing the number of products subject to the restriction. This expanded military end use restriction has had a significant impact on trade with China and increase associated export control compliance burdens, costs and risks associated with such compliance. Moreover, it is possible that the U.S. government may take further measures in the future to impose stricter Export Regulations on items destined for China and other countries outside of the U.S. or impose additional duties on shipments made from such countries. The U.S. government also may add additional parties to the Entity List, which could harm our business, increase the cost of conducting our operations in countries outside of the U.S., particularly China, or result in retaliatory actions against U.S. interests.

We have had, and may discover in the future, deficiencies in our compliance with Export Regulations. Although we continue to enhance our compliance programs relating to Export Regulations, we cannot assure that any such enhancements will ensure that we are in compliance with applicable laws and regulations at all times, or that applicable authorities will not raise compliance concerns or perform audits to confirm our compliance with applicable laws and regulations. Any failure by us to comply with applicable laws and regulations could result in governmental enforcement actions, fines or penalties, criminal and/or civil proceedings, or other remedies, any of which could have a material adverse effect on our business, results of operations, and/or financial condition.

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

Additionally, a significant portion of the products we sell is originally manufactured in countries other than the United States. International trade disputes that result in tariffs and other protectionist measures could adversely affect our business, including disruption in and cost increases for sourcing our merchandise and increased uncertainties in planning our sourcing strategies and forecasting our margins. Moreover, government policies on international trade and investments such as import quotas, capital controls, taxes or tariffs, whether adopted by individual governments or regional trade blocs, can delay or prohibit the import or export of our products, affect demand for our products and services, impact the competitiveness of our products or prevent us from manufacturing or selling products in certain countries.

The implementation of more restrictive trade policies, including the imposition of tariffs, the imposition of more restrictive trade compliance measures, or the renegotiation of existing trade agreements by the U.S. or by countries where we sell our products and services or procure supplies and other materials incorporated into our products, including in connection with the U.S. and Mexico border crisis, the increasing trade tensions and tariffs with China and Chinese threats of retaliation, the economic sanctions against Russia, and the U.K.'s withdrawal from the EU, could adversely affect our business. Any failure to comply with such regulations could result in governmental enforcement actions, fines, penalties, or other remedies, which could have a material adverse effect on our business, results of operations, and financial condition.

12.    Changes in our management may cause uncertainty in, or be disruptive to, our business. Certain of our directors and management team members have been with us in those capacities for only a short time.

The Company’s success depends upon the continued services of executive officers and other key personnel, as well as its ability to effectively transition to their successors. We have recently experienced significant changes in our senior leadership, including the appointment of a new Chief Executive Officer, Chief Legal Officer, Chief Supply Chain Officer, and Vice President of Corporate Strategy, and established new positions reporting to the CEO, including a Senior Vice President of Public Affairs and a Chief Transformation Officer. Additionally, in Fiscal Year 2021, one of our directors resigned as a result of the sale by Siris Capital Group, LLC of its holdings in our stock, and another director retired. We hired one new director in Fiscal Year 2021 and one new director in Fiscal Year 2022. Although we have endeavored to implement any management and director transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.

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

We also believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled technical, management, sales, and marketing personnel at all levels of the organization. Due to labor shortages and inflationary wage pressure, there is intense competition for qualified talent, which combined with the salary, benefits and other costs required to employ the right personnel, may make it difficult to achieve our financial goals. Consequently, we may not be successful in attracting, motivating and retaining such personnel, and our failure to do so could have a negative effect on our business including our ability to successfully develop, introduce, and market our products which may adversely impact our operating results, or financial condition.

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

b.    Cyber-attacks on our networks, actual or perceived security vulnerabilities in our products and services, physical intrusion into our facilities, and loss of critical data and proprietary information could have a material negative impact on our business and results of operations.

There are numerous and evolving security risks, including cybersecurity and privacy, criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, cyber intrusion on the tools that we use in the performance of our business, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, partners, third parties’ contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.

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

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant and impact margins. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks, systems, or our products, which change frequently and often are not detected immediately by existing anti-virus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber-attacks or security breaches.

c.    Our ability to process purchase orders and ship products in a timely manner depends on our IT systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

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

We have a significant amount of goodwill and intangible assets on our consolidated balance sheet as of April 2, 2022. Goodwill and intangible asset impairment analysis and measurement requires significant judgment on the part of management and may be impacted by a wide variety of factors, both within and beyond our control.

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

15.    We operate in multiple tax jurisdictions globally. Our corporate tax rate may increase, or we may incur additional tax liabilities, and/or changes in applicable tax regulations and resolutions of tax disputes could negatively impact our cash flow, financial condition and results of operations.

We have significant operations in various tax jurisdictions throughout the world, and a substantial portion of our taxable income has historically been generated in jurisdictions outside of the U.S. Changes in foreign tax laws that seek to impose withholding taxes on the repatriation of cash or increase foreign tax rates on overseas earnings could negatively impact our cash flow, financial condition and results of operations.

Various governmental tax authorities have recently increased their scrutiny of tax strategies employed by corporations and individuals. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge the manner in which our profits are currently recognized, our overall taxes could increase, and our business, cash flow, financial condition, and results of operations could be materially adversely affected. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and operating results.

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

The evolving global tax landscape applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. Such developments, for example, may include certain United States’ proposals as well as the Organization for Economic Co-operation and Development’s, the European Commission’s and certain major jurisdictions’ heightened interest in taxation. Furthermore, governments’ responses to the economic impact of COVID-19 may lead to tax rule changes that could materially and adversely affect our cash flows and financial results.

Additionally, as a global enterprise, we cannot be certain of the tax outcome related to many transactions and calculations. Uncertainties arise as a consequence of positions taken regarding valuation of deferred tax assets, net operating loss carryforwards and tax credit carryforwards that maybe used in certain tax jurisdictions to offset future taxable income and reduce income taxes payable. Each quarter, we determine the probability that the deferred tax assets will be realized. This determination involves judgment and the use of significant estimates and assumptions, including historical operating results, expectations of future taxable income and tax planning strategies. Realization of net deferred tax assets ultimately depends on the existence of sufficient taxable income. If unfavorable changes in the financial outlook of our operations continue or increase, our financial position could be negatively impacted. On the basis of this evaluation, as of April 2, 2022, a valuation allowance against our U.S. federal and state deferred tax assets continues to be maintained for the year ended April 2, 2022.

16. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes and our other debt instruments.

As a result of the Polycom Acquisition, we have a substantial amount of debt. As of April 2, 2022, we had $1,500.3 million of debt outstanding, which consisted of a $1,005.5 million term loan under our Credit Agreement and $494.7 million of outstanding senior notes, net of unamortized debt issuance costs.

On February 25, 2021, the company and Polycom entered into a purchase agreement (the “Purchase Agreement”) with Morgan Stanley & Co. LLC, as the representative of the several initial purchasers named therein (the “Initial Purchasers”), pursuant to which the Company agreed to sell, and subject to the terms and conditions set forth therein, the Initial

Purchasers, jointly and severally, agreed to buy $500,000,000 aggregate principal amount of the Company’s 4.750% Senior Notes due 2029 (the “4.75% Senior Notes”). On March 4, 2021, the Company completed its private offering of $500 million aggregate principal amount of its 4.75% Senior Notes in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 4.75% Senior Notes were issued pursuant to an indenture (the “Indenture”), dated March 4, 2021, among the Company, the subsidiary guarantors party hereto from time to time and U.S. Bank National Association, as trustee. The Company used the proceeds from the offering of the 4.75% Senior Notes, along with cash on hand, to fund the redemption in full of the Company’s outstanding 5.50% Senior Notes due 2023 (the “5.50% Senior Notes”) and to pay related fees and expenses in May 2021.

Our ability to make scheduled payments or to refinance our obligations with respect to the notes and our other indebtedness under our Credit Agreement will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and industry conditions and other factors, including the availability of financing in the banking and capital markets, beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations and other commitments, then we could face substantial liquidity problems and may be forced to reduce or delay scheduled expansions and capital expenditures, sell material assets or operations, obtain additional capital, or restructure or refinance our indebtedness. We may be unable to effect any of these actions on a timely basis, on commercially reasonable terms or at all, or these actions may be insufficient to meet our capital requirements. In addition, any refinancing of our indebtedness could be at higher interest rates, particularly in the current environment of rising interest rates, and may require us to comply with more onerous covenants, which could further restrict our operations and impact directly our net income. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation.

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

Our Credit Agreement utilizes London Interbank Offered Rate (LIBOR) to calculate the amount of accrued interest on any borrowings. Regulators in certain jurisdictions including the United Kingdom and the United States have announced the desire to phase out the use of LIBOR. The transition from LIBOR to a new replacement benchmark is uncertain at this time and the consequences of such developments cannot be entirely predicted but could result in an increase in the cost of our borrowings under our existing credit facility and any future borrowings.

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

17. Our ability to process purchase orders and ship products in a timely manner depends on our IT systems and performance of the systems and processes of third parties such as our suppliers, manufacturers, customers or other partners, as well as the interfaces between our systems and the systems of such third parties.

Some of our business processes depend upon our IT systems, the systems and processes of third parties, and the interfaces of our systems with the systems of third parties. For example, our order entry system feeds information into the systems of our manufacturing systems, which enables us and our supply chain to build and ship products. If these systems fail or are interrupted, our processes may operate at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. Any systems failure or interruptions during the transition may impair communications with our manufacturers and customers, and therefore, adversely affect our ability to build and ship our products. If our systems, the systems and processes of those third parties, or the interfaces between them experience delays or fail, our business processes and our ability to build and ship products could be impacted, and our financial results could be harmed.

18. We are regularly subject to a wide variety of litigation, including commercial and employment litigation, allegations of patent infringement, as well as claims related to alleged defects in the design and use of our products.

a.We are regularly subject to a wide variety of litigation including claims, lawsuits, and other similar proceedings involving our business practices and products, including product liability claims, labor and employment claims, patent infringement claims, and commercial disputes.

The number and significance of these disputes and inquiries have increased as we have grown larger, our business has expanded in scope and geographic reach, and our products and services have increased in complexity. Such lawsuits are more specifically described in Note 7, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Frequently, the outcome and impact of any claims, lawsuits, and other similar proceedings cannot be predicted with certainty. Moreover, regardless of the outcome such proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that is subject to judgment. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders preventing us from offering certain products, or services, or requiring a change in our business practices in costly ways. Any of these consequences could materially harm our business.

b.    Our intellectual property rights could be infringed on by others.

Our success depends, in part, on our ability to enforce our copyrights, patents, trademarks, trade dress, trade secrets, and other intellectual property, including our rights to certain domain names. We rely primarily on a combination of nondisclosure agreements and other contractual provisions as well as international patent, trademark, trade secret, and copyright laws to protect our intellectual rights. Effective protection and enforcement of our intellectual property rights may not be available in every country in which our products and media properties are distributed to customers. The process of acquiring intellectual property protection can be lengthy, expensive, and uncertain. Patents may not be granted in response to our applications, and any patents that are issued may be challenged, invalidated, or circumvented by others. If we are required to enforce our intellectual property rights through litigation, the costs and diversion of management's attention could be substantial. Furthermore, we may be counter-sued by an alleged infringer when we attempt to enforce our intellectual property rights, which may materially increase our costs, divert management attention, and result in injunctive or financial damages being awarded against us. In addition, existing patents, copyright registrations, trademarks, trade secrets and domain names may not provide competitive advantages or be adequate to safeguard and maintain our rights. If it is not feasible or possible to obtain, enforce, or protect our intellectual property rights, our business, financial condition, and results of operations could be negatively affected.

c.    Patents, copyrights, trademarks, and trade secrets are owned by third parties that may make claims or commence litigation based on allegations of infringement or other violations of intellectual property rights.

Intellectual property claims or allegations may relate to products that we develop or be directed at materials or components incorporated in our products that are provided by one or more suppliers. As we have grown, intellectual property rights allegations against us and our suppliers have increased. There has also been a general increasing trend of intellectual property infringement claims against corporations that make and sell products. Our products, technologies and the components and materials contained in our products may be subject to certain third-party intellectual property claims and, regardless of the merits of the claim, such claims are often time-consuming and expensive to litigate, settle, or otherwise resolve. Many of our agreements with our distributors and resellers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnity obligations may involve time-consuming and expensive litigation and result in substantial settlements or damages awards, our products being enjoined, and the loss of a distribution channel or retail partner, any of which may have a negative impact on our operating results. To the extent claims against us or our suppliers are successful, we may have to pay substantial monetary damages or discontinue the manufacture and distribution of products that are found to be in violation of another party's rights. We also may have to obtain, or renew on less favorable terms, licenses to manufacture and distribute our products or materials or components included in those products, which may significantly increase our operating expenses.

19.    We are subject to other legal and compliance risks that could have a material impact on our business...

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

We are subject to various federal, state, local, and foreign environmental laws and regulations, including those governing the use, discharge, and disposal of hazardous substances in the ordinary course of our manufacturing processes or the recycling of all or a portion of the components of our products. It is possible that future environmental legislation may be enacted, or current environmental legislation may be interpreted in any given country in a manner that creates environmental liability with respect to our facilities, operations, or products. We may also be required to implement new or modify existing policies, processes and procedures to meet such environmental laws. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions. To the extent any new or modified policies, processes or procedures are difficult, time-consuming or costly to implement. we may incur claims for environmental matters exceeding reserves or insurance for environmental liability, our operating results could be negatively impacted

20.    We are exposed to differences and frequent fluctuations in foreign currency exchange rates, which may adversely affect our revenues, gross profit, and profitability.

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

21.    The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including stockholder and regulatory approvals, that may be outside of our or HP’s control and that we and HP may be unable to satisfy or obtain or that may delay the consummation of the Merger or result in the imposition of conditions that could cause the parties to abandon the Merger.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond our and HP’s control, including, among others:

•the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock;
•the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a burdensome effect (as defined in the Merger Agreement); and
•the obtaining or making of all consents, approvals and filings required under the competition laws of China, Colombia, the European Union and Mexico and the foreign direct investment law of France, in each case without the imposition of burdensome effect.

The waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired at 11:59 pm New York City time on May 9, 2022.

Each party’s obligation to complete the Merger is also subject to the satisfaction or waiver of certain additional customary conditions, including:

•subject to certain exceptions, the accuracy of the representations and warranties of the other party; and
•performance in all material respects by the other party of its obligations under the Merger Agreement.

Further, HP's obligation to complete the Merger is conditioned upon the absence of any "material adverse effect" (as defined in the Merger Agreement) with respect to Poly.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, each of HP and Poly may terminate the Merger Agreement under certain specified circumstances, including but not limited to, (i) if the Merger is not consummated by 11:59 p.m., Pacific time, on December 27, 2022 (as such date may be extended in accordance with the terms of the Merger Agreement), (ii) if any legal restraint that has the effect of preventing, prohibiting or making illegal the consummation of the Merger Agreement has become final and non-appealable or (iii) if, upon a vote at a duly held meeting of our stockholders to obtain the requisite approval of our stockholders, our stockholders fail to adopt the Merger Agreement . In addition, HP may terminate the Merger

Agreement in certain circumstances, including if our Board changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement or another adverse recommendation change (as defined in the Merger Agreement) occurs, or if we or certain others (as specified in the Merger Agreement) breach in any material respect the no-shop provisions of the Merger Agreement. If the Merger Agreement is terminated, we may be required to pay to HP a termination fee of up to $66.0 million under certain circumstances.

We and HP are and may be subject to additional lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require us or HP to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

a.While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is subject to certain inherent risks and contractual restrictions that could harm our financial condition, operating results, and business, including:

•Subject to certain exceptions, as detailed in the Merger Agreement, the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management's attention and resources;
•Subject to certain exceptions, as detailed in the Merger Agreement, the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger and other restrictions on our ability to conduct our business;
•Subject to certain exceptions, as detailed in the Merger Agreement, our inability to freely issue securities, incur indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without HP’s approval;
•Subject to certain exceptions, as detailed in the Merger Agreement, our inability to solicit other acquisition proposals during the pendency of the Merger;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could materially and adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our common stock and our perceived value, regardless of whether the Merger is completed.

b.Uncertainty about the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, our existing or prospective clients and business partners may:

•delay, defer, or cease purchasing our products, or additional seats or features from, or providing products or services to us, or purchase products and services from other providers;

•terminate their relationships with us;
•delay or defer other decisions concerning us; or
•seek to change the terms on which they do business with us.

Any such delays or changes to terms could materially harm our business.

Losses of customers, suppliers and employees or other important strategic relationships could have a material adverse effect on our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or approvals of our stockholders.

c.As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with HP following the completion of the Merger.

As a result of the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with HP following the completion of the Merger. Losses of officers or employees could materially harm our business, results of operations, and financial condition. Such adverse effects could also be exacerbated by a delay in the completion of the Merger for any reason, including delays associated with obtaining requisite regulatory approvals or the requisite approval of our stockholders. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations. If the Merger is consummated, we may be less attractive to current and prospective employees, which could harm our business and prospects.

d.Litigation has arisen, and more could arise, in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise materially harm our business.

As of the date of this Annual Report on Form 10-K, five complaints have been filed by purported Poly stockholders, each of which seeks to enjoin the Merger and other relief. The complaints assert claims against certain defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder for allegedly false and misleading statements in the preliminary proxy statement on Scheduled 14A filed by us with the SEC on May 2, 2022 (the "Preliminary Proxy Statement") and/or the Definitive Proxy Statement issued in connection with the Merger and against certain defendants under Section 20(a) of the Exchange Act for alleged “control person” liability with respect to such allegedly false and misleading statements. Poly believes the allegations in the complaints are without merit. Refer to Note 7, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regardless of the outcome of any litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and potential counterclaims in any litigation related to the Merger may materially adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise materially harm our operations and financial performance.

e.The ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause either party to abandon the Merger.

Completion of the Merger is conditioned upon, among other things, the expiration or termination of the waiting period applicable to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a burdensome effect (as defined in the Merger Agreement), and the obtaining or making of all consents, approvals and filings required under the competition laws of China, Colombia, the European Union and Mexico and the foreign direct investment law of France, in each case without the imposition of a burdensome effect. The relevant regulatory agencies may condition their approval of the Merger on HP’s or our agreement to various requirements, limitations or costs, or require divestitures or place restrictions on the conduct of our business following the completion of the Merger. We cannot provide any assurance that we or HP will obtain the necessary approvals. In addition, these requirements, limitations, costs, divestitures or restrictions may result in the delay or abandonment of the Merger.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices are located in Santa Cruz, California, which provides 124,772 square feet of active space. We also own one building in Tijuana, Mexico with 470,472 square feet of space used for Engineering, Assembly, Administration, Logistic and Distribution Center, Design Center, Call Center, and Technical Assistance Center (“TAC”). Additionally, we own a building in Hoofddorp, Netherlands with 38,007 square feet of space used for Executive Briefing Center, Sales, Marketing, Administration, and TAC. We lease and sublease office space in the Americas, which is comprised of the U.S. and Mexico; EMEA, which is comprised of Europe, the Middle East and Africa; and Asia Pacific, which is comprised of China, India, Thailand and Singapore. The following table presents the location and square footage of our active leased office space as of April 2, 2022:

Location	Square footage
Americas	290,259
EMEA	249,829
Asia Pacific	77,462
Total	617,550

We believe our existing facilities, including both owned and leased properties, are in good condition and suitable for our current business needs. We also believe that our future growth can be accommodated by our current facilities or by leasing additional space if necessary.

ITEM 3.  LEGAL PROCEEDINGS

We are presently engaged in various legal actions arising in the normal course of business. In addition, we are currently party to five lawsuits brought by purported Poly stockholders in connection with the Merger. We do not expect that any of these actions will have a material adverse impact on our operating results; however, because of the inherent uncertainties of litigation, the outcome of any of these actions could be unfavorable and could have a material adverse effect on our financial condition, results of operations, or cash flows. For additional information about our material legal proceedings, refer to Note 7, Commitments and Contingencies, of the accompanying notes to the consolidated financial statements included within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information

The Company changed our symbol on the NYSE from "PLT" to "POLY" effective at the open of market trading on May 24, 2021.

Holders of Common Stock

As of May 23, 2022, there were approximately 58 stockholders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of beneficial owners, we are unable to estimate the total number of beneficial owners, but we believe it is significantly higher than the number of record holders.

Stock Performance

The graph below compares the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ/NYSE American/NYSE (US Companies) index and a peer group index for the period commencing on the morning of April 1, 2017 and ending on April 2, 2022. The information contained in the performance graph shall not be deemed to be "soliciting material" or be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on the morning of April 1, 2017 in our common stock (based on price at the close of trading on March 31, 2017) and in each index (based on prices at the close of trading on March 31, 2017), and that dividends, if any, were reinvested. The measurement date used for our common stock is the last day of our fiscal year for each period shown.

Past performance is no indication of future value and stockholder returns over the indicated period should not be considered indicative of future returns.

	Fiscal Year Ended
	April 1,	March 31,	March 30,	March 28,	April 3,	April 2,
	2017	2018	2019	2020	2021	2022
Plantronics, Inc.	$100.00	$112.91	$87.14	$20.43	$78.17	$76.69
NASDAQ/NYSE American/NYSE (US Companies)	$100.00	$115.01	$125.62	$112.56	$191.34	$210.93
NASDAQ/NYSE American/NYSE Stocks (SIC3660-3669 US Comp) Communications Equipment	$100.00	$104.15	$112.11	$115.95	$221.19	$232.72

Stock Repurchase Programs

During the fourth quarter of Fiscal Year 2022, we did not repurchase any shares of our common stock. As of April 2, 2022, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. The following table presents information with respect to shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans in the fourth quarter of Fiscal Year 2022:

	Total Number of Shares Purchased(4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 2, 2022 to January 29, 2022	5,143	N/A	—	1,369,014
January 30, 2022 to February 26, 2022	2,128	N/A	—	1,369,014
February 27, 2022 to April 2, 2022	21,716	N/A	—	1,369,014

(1)	On November 28, 2018, our Board of Directors approved a 1.0 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase authorization.
(2)	"Average Price Paid per Share" reflects open market repurchases of common stock only.
(3)	These shares reflect the available shares authorized for repurchase under the expanded repurchase program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

For more information regarding our stock repurchase programs, refer to Note 11, Common Stock Repurchases, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 6.   [Reserved]

Data responsive to Item 6 have not been presented in accordance with amendments to Item 301 of Regulation S-K.

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

A discussion regarding our financial condition and results of operations for Fiscal Year 2022 compared to Fiscal Year 2021 is presented below under "Results of Operations." Discussions regarding our financial condition and results of operations for Fiscal Year 2021 compared to Fiscal Year 2020 have been omitted from this Annual Report on Form 10-K, but can be found in our Annual Report on Fiscal Year 2021 Form 10-K, filed with the SEC on May 18, 2021, which is available free of charge on the SEC's website at sec.gov and on our website at www.poly.com.

This discussion contains forward-looking statements. Please see the sections entitled "Certain Forward-Looking Information" and "Risk Factors" in Part I of this Annual Report on Form 10-K for discussions of the uncertainties, risks, and assumptions associated with these statements.

Our fiscal year ends on the Saturday closest to the last day of March. The years ended April 2, 2022 ("Fiscal Year 2022"), April 3, 2021 ("Fiscal Year 2021"), and March 28, 2020 ("Fiscal Year 2020") had 52, 53, and 52 weeks, respectfully.

OVERVIEW

Poly is a leading global communications technology company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. Our major product categories are Headsets, Video, Voice, and Services.

On March 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HP Inc. (“HP”) and Prism Subsidiary Corp. (“Merger Sub”), a wholly-owned subsidiary of HP, providing for Poly's acquisition in an all-cash transaction for $40 per share by way of a merger of Merger Sub with and into Poly (the “Merger”), with Poly continuing as a wholly-owned subsidiary of HP. The Merger is expected to occur, subject to Poly stockholder approval, required regulatory clearances and the satisfaction of other customary closing conditions, in calendar year 2022.

Impact of the Current Environment, Supply Chain Disruptions, and COVID-19 on Our Business
We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in price inflation for certain components, including semiconductor chips, increased spot market prices and purchases, increased transportation costs, inefficiencies at our owned manufacturing facility in Tijuana, Mexico, and inability to fulfill backlog for certain products timely. We continue to monitor our supply chain and are taking action against limited supply and increasing lead times, including increased spot market purchases, outreach to critical suppliers, and entering into contractual obligations that provide for increased costs, and multi-year commitments, to secure supply. For certain of our products, our additional supply increases our exposure to risks associated with significant and/or abrupt changes in product demand, which could result in potential excess of obsolete inventory. Additionally, to the extent we pass through increased costs to our customers, this may result in reduced demand. These factors, among others, are affecting and are expected to continue to affect total net revenue and gross margin rates.

In addition, COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain, and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates, and business limitations, including travel bans, remote work, and other restrictions.

The COVID-19 pandemic led to a massive increase in remote work. As a result, during Fiscal Year 2020 we experienced elevated demand for certain enterprise Headsets and Video devices and a decline in demand for our Voice products and associated Services, as companies shifted from in-office to work-from-home arrangements for many of their office workers. Beginning in the fourth quarter of Fiscal Year 2021 and continuing throughout Fiscal Year 2022, we experienced elevated demand for certain Video and Voice devices as companies began to shift from work-from-home arrangements to hybrid work models.

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

Fiscal Year 2022 Highlights

Total net revenues for Fiscal Year 2022 were $1,681.1 million, a decrease of $46.5 million or 2.7%, compared to Fiscal Year 2021, primarily driven by decreased sales in our Headsets and Services product categories, partially offset by increased sales in our Video and Voice product categories.

Product gross margin for Fiscal Year 2022 decreased from 41.3% in the prior year to 37.0%, primarily driven by increased component costs, unfavorable product mix, and increased transportation costs.

In May 2021, we redeemed the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million. In June 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. Refer to further discussion in Note 8, Debt, and Note 13, Derivatives, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

During Fiscal Year 2022, we introduced our partnership with Appspace, a leading provider of workspace experience software, to deliver dynamic digital signage on Poly video OS devices to enhance the Return to Office experience for employees and visitors. The digital signage was available on Poly Studio X Series (including Poly Studio X30, X50, X70) and G7500 video conference devices with an Appspace subscription. We also announced the updated Poly Room Solutions for Microsoft Teams Rooms on Windows. The new lineup of Poly Studio Kits offers premium audio and video for focus, small, medium, and large rooms, and feature Poly's Director AI technology. We additionally introduced a number of next generation Voyager headsets. These products and offerings were available during the Fiscal Year 2022 and did not have a material impact on total net revenues.

RESULTS OF OPERATIONS

The Company’s reportable segments are Products and Services. Our Products reportable segment includes the Headsets, Voice, and Video product lines. Our Services reportable segment includes maintenance support on hardware devices, as well as professional, managed, and cloud services and solutions.

Total Net Revenues

The following table sets forth total net revenues by reportable segment for Fiscal Years 2022, 2021, and 2020:

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Net revenues
Products	$1,455,785	(1.0)%	$1,470,826	2.7%	$1,432,736
Services	225,359	(12.2)%	256,781	(2.8)%	264,254
Total net revenues	$1,681,144	(2.7)%	$1,727,607	1.8%	$1,696,990

Products

Total product net revenues decreased in Fiscal Year 2022 compared to the prior fiscal year primarily due to the following:

•Headsets product category net revenues decreased primarily due to constrained supply of certain components, such as semiconductor chips.
•Partially offset by increased Video and Voice product category net revenues driven by elevated demand for certain devices as companies began to shift from work-from-home arrangements to hybrid work models.

Services

Total services net revenues decreased in Fiscal Year 2022 compared to the prior fiscal year primarily due to the continued Video product mix shift from legacy Platform and Telepresence to Studio video bars, which are less complex, easier to install and operate, and carry optional service contracts.

Geographic Region

The following table sets forth total net revenues by geographic region for Fiscal Years 2022, 2021, and 2020:

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
United States	$774,964	4.2%	$743,870	(8.2)%	$810,669

Europe, Middle East, and Africa	515,372	(10.7)%	576,855	23.9%	465,621
Asia Pacific	277,258	(3.0)%	285,755	(3.2)%	295,336
Americas, excluding U.S.	113,550	(6.3)%	121,127	(3.4)%	125,364
Total international net revenues	906,180	(7.9)%	983,737	11.0%	886,321

Total net revenues	$1,681,144	(2.7)%	$1,727,607	1.8%	$1,696,990

United States

U.S. total net revenues increased in Fiscal Year 2022 as compared to the prior fiscal year primarily due to increased net sales in the Video and Voice product categories, partially offset by decreased net sales in the Services category. U.S. Headsets total net revenues were materially unchanged in Fiscal Year 2022 compared to the prior fiscal year.

International

International total net revenues decreased in Fiscal Year 2022 as compared to the prior fiscal year primarily due to decreased net sales in the Headsets and Services product categories, partially offset by increased net sales in the Video product category. International Voice total net revenues were materially unchanged in Fiscal Year 2022 compared to the prior fiscal year.

Fiscal Year 2022 total net revenues were also favorably impacted by fluctuations in exchange rates which resulted in an increase of approximately $11.9 million, net of the effects of hedging.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Products
Net revenues	$1,455,785	(1.0)%	$1,470,826	2.7%	$1,432,736
Cost of revenues	917,511	6.3%	863,529	(17.7)%	1,049,826
Gross profit	$538,274	(11.4)%	$607,297	58.6%	$382,910
Gross profit %	37.0%		41.3%		26.7%

Services
Net revenues	$225,359	(12.2)%	$256,781	(2.8)%	$264,254
Cost of revenues	77,540	(11.4)%	87,527	(7.8)%	94,929
Gross profit	$147,819	(12.7)%	$169,254	—%	$169,325
Gross profit %	65.6%		65.9%		64.1%

Total
Net revenues	$1,681,144	(2.7)%	$1,727,607	1.8%	$1,696,990
Cost of revenues	995,051	4.6%	951,056	(16.9)%	1,144,755
Gross profit	$686,093	(11.6)%	$776,551	40.6%	$552,235
Gross profit %	40.8%		44.9%		32.5%

Products

Gross profit as a percentage of total product net revenues decreased in Fiscal Year 2022 as compared to the prior fiscal year, primarily due to increased component costs, unfavorable product mix, and increased transportation costs. The increase in component costs was primarily driven by increased spot market purchases of certain key components, such as semiconductor chips, due to global supply shortages. Transportation costs increased as a result of high global demand and limited capacity of air freight carriers and increased air freight usage to mitigate longer component lead times to meet our commitments to customers.

Services

Gross profit as a percentage of total services net revenues was materially unchanged in Fiscal Year 2022 as compared to the prior fiscal year.

Operating Expenses

Operating expenses for Fiscal Years 2022, 2021, and 2020 were as follows:

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Research, development and engineering	$183,553	(12.3)%	$209,290	(4.1)%	$218,277
% of total net revenues	10.9%		12.1%		12.9%
Selling, general, and administrative	499,839	2.3%	488,378	(18.0)%	595,463
% of total net revenues	29.7%		28.3%		35.1%
Impairment of goodwill and long-lived assets	—	—%	—	(100.0)%	489,094
% of total net revenues	—%		—%		28.8%
Loss (gain), net from litigation settlements	—	100.0%	17,561	(2,535.6)%	(721)
% of total net revenues	—%		1.0%		—%
Restructuring and other related charges	34,937	(28.3)%	48,704	(10.1)%	54,177
% of total net revenues	2.1%		2.8%		3.2%
Total operating expenses	$718,329	(6.0)%	$763,933	(43.7)%	$1,356,290
% of total net revenues	42.7%		44.2%		79.9%

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses.

The decrease in research, development, and engineering expenses in Fiscal Year 2022 compared to the prior fiscal year was primarily due to lower compensation expense driven by reduction in headcount, cost control efforts, and lower incentive compensation.

Selling, General, and Administrative

Selling, general, and administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses.

The increase in selling, general, and administrative expenses in Fiscal Year 2022 compared to the prior fiscal year was primarily due to increased marketing activity and travel expenses, partially offset by lower incentive compensation.

Loss (gain), net from Litigation Settlements

During Fiscal Year 2021, we recorded litigation charges for settlements that occurred during the period with no similar activity recorded during Fiscal Year 2022. Refer to Note 7, Commitments and Contingencies, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Restructuring and Other Related Charges

During Fiscal Year 2022 and 2021, we recorded restructuring and other related charges to further reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures. Refer to Note 9, Restructuring and Other Related Charges, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Interest Expense

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Interest expense	$69,711	(15.6)%	$82,606	(10.8)%	$92,640
% of total net revenues	4.1%		4.8%		5.5%

The decrease in interest expense in Fiscal Year 2022 compared to the prior fiscal year was primarily due to lower interest expense related to the 2023 Senior Notes and lower outstanding principal balance on the term loan facility, partially offset by the amortization of the remaining debt issuance costs related to the 2023 Senior Notes, which were redeemed during the first quarter of Fiscal Year 2022, and interest expense related to the 2029 Senior Notes, which were issued in the fourth quarter of Fiscal Year 2021. Refer to Note 8, Debt, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Other Non-Operating Expense (Income), Net

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Other non-operating expense (income), net	$291	105.7%	$(5,108)	(4,460.7)%	$(112)
% of total net revenues	—%		(0.3)%		—%

During Fiscal Year 2022, other non-operating expense (income), net increase primarily due to lower unrealized gains on the deferred compensation asset portfolio and net foreign currency losses during the period compared to the prior year.

Income Tax Benefit

(in thousands, except percentages)	April 2, 2022	Change	April 3, 2021	Change	March 28, 2020
Loss before income taxes	$(102,238)	(57.6)%	$(64,880)	92.8%	$(896,583)
Income tax benefit	(120,155)	(1,491.7)%	(7,549)	89.1%	(69,401)
Net income (loss)	$17,917	131.3%	$(57,331)	93.1%	$(827,182)
Effective tax rate	117.5%		11.6%		7.7%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions.

In September 2021, we transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries (“IP transfer”) to align with our evolving business operations, resulting in the derecognition of a deferred tax asset (“DTA”) of $91.1 million and the recognition of a new DTA of $204.5 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.4 million. The impact of the IP transfer to net cash flows on the consolidated statements of cash flows during Fiscal Year 2022 was not material.

Management has concluded that an impairment for local statutory and tax reporting to the aforementioned IP is likely however any impairment loss would be deductible for local tax purposes. As such, a DTA related to net operating loss carryforward of $48.0 million was recognized based on the expected impairment which was offset by a corresponding decrease in the DTA related to the intangible asset by the same amount as of April 2, 2022. Because the IP intangible asset is the result of an intercompany transfer, there is no intangible asset recognized in the consolidated balance sheets. Accordingly, the aforementioned IP impairment hast no net impact our consolidated statements of operations, balance sheet, or cash flows.

Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA's. Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not to be realized. On the basis of this evaluation, as of April 2, 2022, a valuation allowance against our U.S. federal and state DTA's continues to be maintained.

As of April 2, 2022, we had approximately $215.0 million in non-U.S. net DTA's after valuation allowance. A significant portion of our DTA's relate to internal intellectual property restructuring between wholly owned subsidiaries and net operating losses. At this time, based on evidence currently available, we consider it more-likely-than-not that we will have sufficient taxable income in the future that will allow us to realize our DTA's.

The amount of the DTA's considered realizable, however, could be adjusted if estimates of future taxable income increase or decrease, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our future projections.

Our effective tax rate for Fiscal Years 2022, 2021, and 2020 differs from the statutory rate due to the impact of foreign operations taxed at different statutory rates, transfer of certain non-Americas IP, the goodwill impairment charge, income tax credits, state taxes, and other factors. Our future tax rate could be impacted by a shift in the mix of domestic and foreign income, tax treaties with foreign jurisdictions, changes in tax laws in the U.S. or internationally, or a change in estimate of future taxable income, which could result in a valuation allowance being required.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of April 2, 2022 and April 3, 2021 and for Fiscal Year 2022 and Fiscal Year 2021 (in thousands):

(in thousands)	April 2, 2022	April 3, 2021
Cash and cash equivalents and short-term investments	183,703	217,119
Property, plant, and equipment, net	127,021	140,875
Current portion of long-term debt	—	478,807
Long-term debt, net of issuance costs	1,500,283	1,496,064
Working capital	271,691	213,975

	Fiscal Year Ended
	April 2, 2022	April 3, 2021
Cash (used in) provided by operating activities	(7,769)	145,180
Cash used in investing activities	(33,808)	(18,877)
Cash (used in) provided by financing activities	(481,970)	353,319

Our cash and cash equivalents as of April 2, 2022 consist of bank deposits and money market funds with third-party financial institutions. As of April 2, 2022, of our $183.7 million of cash and cash equivalents and short-term investments, $94.4 million was held domestically, while $89.4 million was held by foreign subsidiaries, and approximately 68% was based in USD-denominated instruments. As of April 2, 2022, our short-term investments were composed of mutual funds. An additional source of liquidity is $97.5 million of availability from our revolving credit facility, net of outstanding letters of credit.

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

During Fiscal Year 2022, cash used in operating activities of $(7.8) million was a result of $(121.6) million of cash used in net working capital, partially offset by $17.9 million of net income and $96.0 million in net non-cash charges. Cash used in investing activities of $(33.8) million consisted primarily of capital expenditures of $(29.7) million and other investing activities of $(6.0) million. Cash used in financing activities of $(482.0) million consisted primarily of $(480.7) million of repayments of long-term debt and $(13.1) million of employees' tax withheld and paid for restricted stock and restricted stock units, partially offset by $11.8 million of proceeds from stock-based compensation plans.

During Fiscal Year 2021, cash provided by operating activities of $145.2 million was a result of $(57.3) million of net loss, non-cash adjustments to net loss of $226.0 million and a decrease in the net change in operating assets and liabilities of $(23.5) million. Cash used in investing activities of $(18.9) million during Fiscal Year 2021 consisted primarily of capital expenditures of $(22.7) million, partially offset by proceeds from sale of investments of $2.5 million and proceeds from sale of property, plant, and equipment of $1.9 million. Cash provided by financing activities of $353.3 million during Fiscal Year 2021 consisted primarily of proceeds from debt issuance, net of issuance costs of $493.9 million and $12.3 million of proceeds from issuances under stock-based compensation plans. This was partially offset by $(147.0) million repayments of long-term debt and $(5.9) million for employees' tax withheld and paid for restricted stock and restricted stock units.

Capital Expenditures

We anticipate our current cash and cash flows from operating activities will be sufficient to fund our capital expenditures in Fiscal Year 2023, relating primarily to investments in our manufacturing capabilities, including tooling for new products, new IT investments, and facilities upgrades. We will continue to evaluate new business opportunities and new markets. As a result, our future growth within the existing business or new opportunities and markets may dictate the need for additional facilities and capital expenditures to support that growth.

Debt

In July 2018, in connection with the Polycom acquisition, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During Fiscal Year 2022, we did not prepay any of our outstanding principal. As of April 2, 2022, we had $1.0 billion of principal outstanding.

In December 2021, the Company entered into an Amendment to the Credit Agreement in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of April 2, 2022, the Company has four outstanding letters of credit on the revolving credit facility for a total of $2.5 million and had $97.5 million available under the revolving credit facility. As of April 2, 2022, the Company was in compliance with the financial covenants.

In July 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. In June 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. During Fiscal Year 2022, the Company reclassified into interest expense $9.5 million and recorded a $24.2 million unrealized gain on its interest rate swaps derivatives designated as a cash flow hedge.

In March 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature on March 1, 2029, and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million in May 2021. As of April 2, 2022, $500 million of principal was outstanding.

Our ability to make scheduled payments or to refinance our obligations with respect to the Senior Notes and our other indebtedness under our Credit Agreement will depend on our financial and operating performance, which, in turn, is subject to prevailing economic and industry conditions and other factors, including the availability of financing in the banking and capital markets, beyond our control. In addition, any refinancing of our indebtedness may be at higher interest rates, particularly in the current environment of rising interest rates, and may require us to comply with more onerous covenants, which could further restrict our operations.

We may at any time and from time to time, depending on market conditions and prices, continue to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Under the terms of the Merger Agreement, from the date of the Merger Agreement to the termination or consummation of the Merger, we are restricted in our ability to drawdown or incur additional indebtedness, under certain conditions, without the prior written consent of HP. See further discussion of our business risks associated with the Merger under the risk factor titled “While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business” within “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment in the future of cash dividends if the Board determines to reinstate the dividend program, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under the Employee Stock Purchase Program ("ESPP"). The Acquisition of Polycom affected our liquidity and leverage ratios, and we are reducing our debt leverage ratios by prioritizing the repayment of the debt obtained to finance such Acquisition. We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

For further information regarding our debt issuances and related hedging activity refer to Note 8, Debt, and Note 13, Derivatives, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Dividends

The Company did not declare or pay cash dividends during Fiscal Years 2022 or 2021.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the issuance of these consolidated financial statements; however, any projections of future financial needs and sources of working capital are subject to uncertainty, particularly in light of the uncertainty resulting from the impact of COVID-19 on our financial results.  Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Annual Report on Form 10-K, including the sections entitled “Part I. Certain Forward-Looking Information” and “Part I. Item 1A. Risk Factors” for factors that could affect our estimates for future financial needs and sources of working capital.

Contractual Obligations

The following table summarizes our future contractual obligations as of April 2, 2022 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating leases	$63,096	$15,185	$30,694	$6,415	$10,802
Unconditional purchase obligations	617,798	583,801	33,596	401	—
Long-term debt (1)	1,683,063	23,750	47,500	1,064,313	547,500
Toll charge	53,655	6,312	27,617	19,726	—
Total contractual obligations	$2,417,612	$629,048	$139,407	$1,090,855	$558,302
(1) Includes future interest on outstanding debt.

Operating Leases

We lease certain facilities under operating leases expiring through the year ended April 3, 2027. Certain of these leases provide for renewal options for periods ranging from one to five years and in the normal course of business. We may exercise the renewal options. In addition to the net minimum lease payments noted above, we are contractually obligated to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

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

As of April 2, 2022, our unconditional purchase obligations were primarily comprised of third-party manufacturing and component purchase commitments, including $51.8 million of consigned inventories. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

Toll Charge

As of April 2, 2022, our obligation associated with the deemed repatriation toll charge is $53.7 million, which we are paying over an eight year period in installments. For additional details regarding the Tax Cuts and Jobs Act and the toll charge, refer to Note 15, Income Taxes, of the accompanying notes to the consolidated financial statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Unrecognized Tax Benefits

As of April 2, 2022, short-term and long-term income taxes payable reported on our consolidated balance sheet included unrecognized tax benefits and related interest of $14.4 million and $3.7 million, respectively. We are unable to reliably estimate the timing of unrecognized tax benefits, as such, they are not included in the contractual obligations table above. The reduction of $2.5 million of unrecognized tax benefits during the fourth quarter of Fiscal Year 2022 is primarily attributable to the lapse of applicable statute of limitations.

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

Sales through our distribution and retail channels are made primarily under agreements allowing for rights of return in limited circumstances, such as stock rotation, non-conforming products, and instances where the Company provides its approval. Certain agreements with retail customers may permit rights of return for additional reasons, such as customer satisfaction, in accordance with the terms of the particular contract. Our agreements typically provide for various sales incentive programs, such as back-end rebates, discounts, marketing development funds, price protection, and other sales incentives. We have an established sales history for these arrangements and we record the estimated reserves and allowances at the time the related revenue is recognized. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory in the distribution channel. The partner incentives reduce revenue in the current period and are intended to drive hardware sell through. Depending on how the payments are made and whether we have right to offset, the reserves associated with the partner incentive programs are recorded on the consolidated balance sheet as either contra Accounts Receivable or Accounts Payable. For more details about revenue recognition see Note 17, Revenue and Major Customers, and the Risk Factors: "Failure to adequately service and support our product offerings, or a decline in demand for our service offerings, could harm our results of operations," and "The increased use of software in our products could impact the way we recognize revenue which could adversely impact our financial results" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. The Company holds inventory for both its products and services businesses. The Company writes down inventories that have become obsolete or are in excess of anticipated demand or net realizable value. Our estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on hand inventory and purchase commitments in excess of forecasted demand. Our products require long-lead time parts available from a subset of vendors and, occasionally, last-time buys of raw materials for products with long lifecycles. The effects of demand variability, long-lead times, and last-time buys have historically contributed to inventory write-downs. Our demand forecast considers historical sales, sales price, projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors. Significant and abrupt changes in product demand increases the complexity of management's evaluation of potential excess or obsolete inventory. During Fiscal Year 2022, the global supply chain constraints resulting from the COVID-19 pandemic was an incremental variable in assessing our risk profile with respect to demand changes. Refer to "Contractual Obligations" for additional details regarding consigned inventories.

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

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more-likely-than-not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. For more details about income taxes see Note 15, Income Taxes, and the Risk Factor: "We operate in multiple tax jurisdictions globally. Our corporate tax rate may increase or we may incur additional tax liabilities, and/or changes in applicable tax regulations and resolutions of tax disputes could negatively impact our cash flow, financial condition, and results of operations" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

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

Intangible assets other than goodwill are carried at cost and amortized over their estimated useful lives. The Company reviews identifiable finite-lived intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the related asset group may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset group and its ultimate disposition. Measurement of any impairment loss is based on the amount by which the carrying value of the asset group exceeds its fair value. The fair value of an asset group is estimated using a discounted cash flow model (income approach), which utilizes Level 3 inputs. The income approach includes assumptions for, among others, forecasted revenue, operating income, and discount rates, all of which require significant judgment by management. For more details about impairment of goodwill and other intangible assets see Note 6, Goodwill and Purchased Asset Intangibles, and the Risk Factor: "Critical accounting estimates involve the use of judgements and if actual results vary from our estimates or assumptions underlying such estimates, our financial results could be negatively affected" included within “Item 8. Financial Statements and Supplementary Data” and “Part I. Item 1A. Risk Factors" of this Annual Report on Form 10-K, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB are not expected to have a material impact on the Company's financial position, results of operations, or cash flows. For a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our Consolidated Financial Statements, see Note 3, Recent Accounting Pronouncements, of the accompanying Notes to the Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors, including those discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, which could materially affect our business, financial position, or future results of operations..

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

On July 30, 2018, we entered into a four-year amortizing interest rate swap agreement, and on June 15, 2021, we entered into a three-year amortizing interest swap agreement, both with Bank of America, N.A. as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates on the $1.275 billion term loan facility. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. Our objective is to mitigate the impact of interest expense fluctuations on our profitability related to interest rate changes by minimizing movements in future debt payments with these interest rate swaps.

The first swap has an initial notional amount of $831 million and matures on July 31, 2022. The second swap has an initial notional amount of $680 million and matures on July 31, 2024. These swaps involve the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated these interest rate swaps as cash flow hedges. Changes in the fair value of the derivatives are recorded to other comprehensive income on the consolidated statements of comprehensive income (loss) and are reclassified to interest expense over the life of the agreements. For additional details, refer to Note 13, Derivatives, of the accompanying notes to the consolidated financial statements within “Part II. Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. During Fiscal Year 2022, we made payments of approximately $9.6 million on our interest rate swaps and recognized $9.5 million within interest expense on the consolidated statement of operations. As of April 2, 2022, we had an immaterial amount of interest accrued within accrued liabilities on the consolidated balance sheet. A hypothetical 10% increase or decrease on market interest rates could result in a corresponding immaterial increase or decrease in annual interest expense due to the two interest rate swaps.

Interest rates were lower during Fiscal Year 2022 compared to the prior fiscal year. Interest income was not material during Fiscal Years 2022 and 2021.

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

The primary currency fluctuations to which we are exposed are the Euro ("EUR,") Great Britain Pound Sterling ("GBP,") and Mexican Peso ("MXN.") We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes. While our existing hedges cover a certain amount of exposure for the upcoming fiscal year, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts.

The impact of changes in foreign currency rates recognized in other non-operating expense (income), net was immaterial in Fiscal Years 2022 and 2021. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-Designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of April 2, 2022 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$72.9	$7.3	$(7.3)
GBP	Sell GBP	$22.0	$2.2	$(2.2)

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

Approximately 54%, 57%, and 52% of total net revenues in Fiscal Years 2022, 2021, and 2020, respectively, were derived from sales outside of the U.S. and were denominated primarily in EUR and GBP in each of the fiscal years.

As of April 2, 2022, we had foreign currency put and call option contracts with notional amounts of approximately €72.8 million and £14.2 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $8.1 million or incur a loss of $4.5 million, respectively. As of April 3, 2021, we had foreign currency put and call option contracts with notional amounts of approximately €91.4 million and £18.1 million, denominated in EUR and GBP, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of April 2, 2022 (in millions):

Derivative	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$106.2	$0.4	$(4.3)
Put options	$98.1	$6.8	$(1.3)
Forwards	$96.3	$9.3	$(9.3)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of April 2, 2022, we had cross-currency swap contracts with notional amounts of approximately MXN 572.4 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of April 2, 2022 (in millions):

Derivative	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$27.3	$(2.7)	$2.7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Plantronics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plantronics, Inc. and its subsidiaries (the “Company”) as of April 2, 2022 and April 3, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity/(deficit) and of cash flows for each of the three years in the period ended April 2, 2022, including the related notes and financial statement schedule appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 2, 2022 and April 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal year 2020.

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
Inventory Valuation - Product Inventory
As described in Notes 2 and 5 to the consolidated financial statements, inventories are valued at the lower of cost or net realizable value. Management writes down inventories that have become obsolete, are in excess of anticipated demand, or are greater than net realizable value. The Company has $234.1 million of inventory, net as of April 2, 2022 of which a portion relates to product inventory. As disclosed by management, the estimate of write downs for excess and obsolete inventory is based on a detailed analysis of on-hand inventory and purchase commitments in excess of forecasted demand. The estimate of the forecasted demand considers historical sales, sales price, projected future shipments, market conditions, inventory on hand, purchase commitments, product development plans and product life cycle, inventory on consignment, and other competitive factors.
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
May 26, 2022
We have served as the Company’s auditor since 1988.

PLANTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	April 2, 2022	April 3, 2021
ASSETS
Current assets
Cash and cash equivalents	$170,000	$202,560
Restricted cash	—	493,908
Short-term investments	13,703	14,559
Accounts receivable, net	277,924	267,464
Inventory, net	234,102	194,405
Other current assets	83,410	65,214
Total current assets	779,139	1,238,110
Non-current assets
Property, plant, and equipment, net	127,021	140,875
Purchased intangibles, net	230,478	341,614
Goodwill	796,216	796,216
Deferred tax assets	215,861	95,800
Other assets	76,639	51,654
Total assets	$2,225,354	$2,664,269

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$168,610	$151,244
Accrued liabilities	338,836	394,084
Current portion of long-term debt	—	478,807
Total current liabilities	507,446	1,024,135
Non-current liabilities
Long-term debt, net of issuance costs	1,500,283	1,496,064
Long-term income taxes payable	68,082	86,227
Other long-term liabilities	129,381	138,609
Total liabilities	2,205,192	2,745,035
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.01 par value per share; 1,000 shares authorized, no shares outstanding	—	—
Common stock, $0.01 par value per share; 100,000 shares authorized, 60,641 and 58,908 shares issued as of April 2, 2022 and April 3, 2021, respectively	930	912
Additional paid-in capital	1,616,198	1,556,272
Accumulated other comprehensive income (loss)	32,911	(3,221)
Accumulated deficit	(747,316)	(765,233)
Total stockholders' equity before treasury stock	902,723	788,730
Less: Treasury stock at cost (17,568 and 17,156 common shares as of April 2, 202 and April 3, 2021, respectively)	(882,561)	(869,496)
Total stockholders' equity (deficit)	20,162	(80,766)
Total liabilities and stockholders' equity (deficit)	$2,225,354	$2,664,269

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net revenues
Net product revenues	$1,455,785	$1,470,826	$1,432,736
Net service revenues	225,359	256,781	264,254
Total net revenues	1,681,144	1,727,607	1,696,990
Cost of revenues
Cost of product revenues	917,511	863,529	1,049,826
Cost of service revenues	77,540	87,527	94,929
Total cost of revenues	995,051	951,056	1,144,755
Gross profit	686,093	776,551	552,235

Operating expenses
Research, development, and engineering	183,553	209,290	218,277
Selling, general, and administrative	499,839	488,378	595,463
Impairment of goodwill and long-lived assets	—	—	489,094
Loss (gain), net from litigation settlements	—	17,561	(721)
Restructuring and other related charges	34,937	48,704	54,177
Total operating expenses	718,329	763,933	1,356,290

Operating (loss) income	(32,236)	12,618	(804,055)
Interest expense	69,711	82,606	92,640
Other non-operating expense (income), net	291	(5,108)	(112)
Loss before income taxes	(102,238)	(64,880)	(896,583)
Income tax benefit	(120,155)	(7,549)	(69,401)
Net income (loss)	$17,917	$(57,331)	$(827,182)

Per share data
Basic earnings (loss) per common share	$0.42	$(1.40)	$(20.86)
Diluted earnings (loss) per common share	$0.41	$(1.40)	$(20.86)
Basic shares used in computing earnings (loss) per common share	42,568	41,044	39,658
Diluted shares used in computing earnings (loss) per common share	43,942	41,044	39,658

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Net income (loss)	$17,917	$(57,331)	$(827,182)

Other comprehensive income (loss), before tax
Foreign currency translation adjustment	—	—	(220)
Unrealized gains (losses) on cash flow hedges
Unrealized cash flow hedge gains (losses)	29,972	(6,807)	(13,172)
Net (gains) losses reclassified into net revenues	(1,987)	3,479	(4,270)
Net gains reclassified into cost of revenues	(625)	(166)	(238)
Net losses reclassified into interest expense	9,507	13,588	5,004
Net unrealized gains (losses) on cash flow hedges	$36,867	$10,094	$(12,676)
Income tax (expense) benefit in other comprehensive income	(735)	267	(211)
Other comprehensive income (loss)	36,132	10,361	(13,107)

Comprehensive income (loss)	$54,049	$(46,970)	$(840,289)

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Cash flows from operating activities
Net income (loss)	$17,917	$(57,331)	$(827,182)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	149,126	164,867	230,262
Amortization of debt issuance costs	6,101	6,427	5,402
Stock-based compensation	48,160	42,644	57,095
Impairment of goodwill and long-lived assets	—	—	663,329
Deferred income taxes	(121,698)	(21,174)	(97,031)
Provision for excess and obsolete inventories	13,461	13,527	24,115
Restructuring and other related charges	34,937	48,704	54,177
Cash payments for restructuring charges	(31,693)	(33,764)	(37,269)
Other operating activities	2,944	916	6,580
Changes in assets and liabilities:
Accounts receivable, net	(11,370)	(24,253)	33,499
Inventory, net	(45,491)	(41,994)	(6,709)
Current and other assets	(11,783)	(22,487)	31,720
Accounts payable	17,795	46,453	(31,768)
Accrued liabilities	(47,793)	38,402	(49,275)
Income taxes	(28,382)	(15,757)	21,074
Net cash (used in) provided by operating activities	(7,769)	145,180	78,019
Cash flows from investing activities
Proceeds from sales of short-term investments	2,771	2,529	2,173
Purchases of short-term investments	(837)	(591)	(1,067)
Capital expenditures	(29,722)	(22,715)	(22,880)
Proceeds from sale of property, plant, and equipment	—	1,900	4,692
Other investing activities	(6,020)	—	—
Net cash used in investing activities	(33,808)	(18,877)	(17,082)
Cash flows from financing activities
Employees' tax withheld and paid for restricted stock and restricted stock units	(13,065)	(5,930)	(9,891)
Proceeds from issuances under stock-based compensation plans	11,784	12,307	12,486
Payment of cash dividends	—	—	(23,970)
Proceeds from revolving line of credit	—	50,000	—
Repayments of revolving line of credit	—	(50,000)	—
Repayments of long-term debt	(480,689)	(146,980)	(25,000)
Proceeds from debt issuance, net of issuance costs	—	493,922	—
Net cash (used in) provided by financing activities	(481,970)	353,319	(46,375)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,921)	2,967	(3,192)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(526,468)	482,589	11,370
Cash, cash equivalents, and restricted cash at beginning of year	696,468	213,879	202,509
Cash, cash equivalents, and restricted cash at end of year	$170,000	$696,468	$213,879

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
Supplemental disclosures (in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Cash paid for income taxes	$27,362	$25,561	$3,550
Cash paid for interest	73,570	77,785	82,059

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows:

(in thousands)	April 2, 2022	April 3, 2021
Cash and cash equivalents	$170,000	$202,560
Restricted cash	—	493,908
Total cash and cash equivalents and restricted cash shown in the consolidated statements of cash flows	$170,000	$696,468

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Treasury Stock	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balances at March 30, 2019	39,518	$884	$1,431,608	$(475)	$143,344	$(853,674)	$721,687
Net loss	—	—	—	—	(827,182)	—	(827,182)
Foreign currency translation adjustments	—	—	—	(220)	—	—	(220)
Net unrealized losses on cash flow hedges, net of tax	—	—	—	(12,887)	—	—	(12,887)
Proceeds from issuances under stock-based compensation plans	426	6	751	—	—	—	757
Repurchase of restricted common stock	(40)	—	—	—	—	—	—
Cash dividends, $0.45 per common share	—	—	—	—	(23,970)	—	(23,970)
Stock-based compensation	—	—	57,094	—	—	—	57,094
Employees' tax withheld and paid for restricted stock and restricted stock units	(234)	—	—	—	—	(9,892)	(9,892)
Proceeds from Employee Stock Purchase Plan	736	6	11,887				11,893
Impact of new accounting standard adoption	—	—	—	—	(89)	—	(89)
Other equity changes	—	—	—	—	(7)	—	(7)
Balances at March 28, 2020	40,406	896	1,501,340	(13,582)	(707,904)	(863,566)	(82,816)
Net loss	—	—	—	—	(57,331)	—	(57,331)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	10,361	—	—	10,361
Proceeds from issuances under stock-based compensation plans	848	7	—	—	—	—	7
Exercise of stock options	10	—	427	—	—	—	427
Repurchase of restricted common stock	(10)	—	—	—	—	—	—
Stock-based compensation	—	—	42,644	—	—	—	42,644
Employees' tax withheld and paid for restricted stock and restricted stock units	(326)	—	—	—	—	(5,930)	(5,930)
Proceeds from Employee Stock Purchase Plan	823	9	11,864	—	—	—	11,873
Other equity changes	—	—	(3)	—	2	—	(1)
Balances at April 3, 2021	41,751	912	1,556,272	(3,221)	(765,233)	(869,496)	(80,766)
Net income	—	—	—	—	17,917	—	17,917
Net unrealized gains on cash flow hedges, net of tax	—	—	—	36,132	—	—	36,132
Proceeds from issuances under stock-based compensation plans	853	12	—	—	—	—	12
Stock-based compensation	—	—	48,160	—	—	—	48,160
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(13,065)	(13,065)
Proceeds from Employee Stock Purchase Plan	469	6	11,766	—	—	—	11,772
Balances at April 2, 2022	43,073	$930	$1,616,198	$32,911	$(747,316)	$(882,561)	$20,162

The accompanying notes are an integral part of these consolidated financial statements.

PLANTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

Plantronics, Inc. (“Poly,” the “Company”) is a leading global communications company that designs, manufactures, and markets integrated communications and collaboration solutions for professionals. The Company has two operating and reportable segments, Products and Services, and offers its products under the , Plantronics and Polycom brands.

Merger Agreement

On March 25, 2022, Poly entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HP Inc. (“HP”) and Prism Subsidiary Corp. (“Merger Sub”), a wholly-owned subsidiary of HP, providing for Poly’s acquisition in an all-cash transaction by way of a merger of Merger Sub with and into Poly (the “Merger”), with Poly continuing as a wholly-owned subsidiary of HP.

The Merger Agreement and transactions contemplated by the Merger Agreement were approved by Poly's Board, which further resolved to recommend that Poly stockholders vote to adopt and approve the Merger Agreement. Under the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Poly’s common stock (except as otherwise set forth in the Merger Agreement) will be canceled and automatically converted into the right to receive $40.00 in cash, without interest and less any applicable withholding taxes.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) adoption of the Merger Agreement by the requisite affirmative vote of our stockholders; (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or order issued by a court of competent jurisdiction preventing, prohibiting or making illegal the consummation of the Merger; and (iii) the expiration or termination of the waiting period applicable to the Merger under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended without the imposition of a burdensome effect (as defined in the Merger Agreement), and the obtaining or making of all consents, approvals and filings required under the competition laws of China, Colombia, the European Union and Mexico and the foreign direct investment law of France, in each case without the imposition of a burdensome effect. The Merger is expected to close in calendar year 2022, subject to the satisfaction of applicable conditions. Upon consummation of the Merger, Poly’s common stock will no longer be listed on any public market.

2.    SIGNIFICANT ACCOUNTING POLICIES

Management's Use of Estimates and Assumptions

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP.") The Company's reporting currency is United States Dollars ("USD.") In connection with the preparation of the consolidated financial statements, the Company is required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, net revenues, expenses, and the related disclosures. The Company bases its assumptions, estimates, and judgments on historical experience, current trends, future expectations, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On an ongoing basis, the Company reviews its accounting policies, assumptions, estimates, and judgments, including those related to revenues and related reserves and allowances, inventory valuation, product warranty obligations, the useful lives of long-lived assets, including property, plant, and equipment, investment fair values, stock-based compensation, the valuation of and assessment of recoverability of intangible assets and their useful lives, income taxes, contingencies, and restructuring charges, to ensure that the consolidated financial statements are presented fairly and in accordance with U.S. GAAP. Because future events and their effects cannot be determined with certainty, actual results could differ from the Company's assumptions and estimates.

Risks and Uncertainties

The Company is subject to a greater degree of uncertainty than normal in making the judgments and estimates needed to apply its significant accounting policies due to the ongoing supply chain disruptions and COVID-19 pandemic. The Company has assessed accounting estimates and other matters, including those using prospective financial information, using information that is reasonably available as of the issuance date of the consolidated financial statements. The accounting estimates and other matters the Company has assessed included, but were not limited to, impairment of goodwill and other long-lived assets, provisions for doubtful accounts, valuation allowances for deferred tax assets, inventory and related reserves, and revenue recognition and related reserves. The Company may make changes to these estimates and judgments, which could result in material impacts to the consolidated financial statements in future periods. The extent and duration of the impact of the COVID-19 pandemic and the shortage of adequate component supply on the Company's business is highly uncertain and difficult to predict. The Company relies on contract manufacturers and sourcing of materials from the Asia Pacific region, as well as its owned manufacturing facility in Mexico. The Company has experienced disruptions in both its own supply chain as well as those of its contract manufacturers and suppliers both as a result of COVID-19 as well as the global shortage of key components. Such disruptions have had, and may continue to have, a material impact on the Company's ability to source critical component parts, complete production of its products, fulfill customer orders, and adversely affect the ability to meet customer demands as companies utilize work-from-home and hybrid work models. Additionally, if a significant number of the Company's workforce employed in any of these manufacturing facilities or in the Company's offices were to contract the virus, the Company may experience delays or the inability to develop, produce, and deliver the Company's products on a timely basis. Furthermore, capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic and the supply chain disruptions, and it is possible that it could cause a local and/or global economic recession.

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

As of the issuance date of these consolidated financial statements, the extent to which the COVID-19 pandemic and supply chain disruptions may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned.  The Company has included the results of operations of acquired companies from the date of acquisition. All significant intercompany balances and transactions have been eliminated. Unless the context indicates otherwise, references to "we," "us," and "our" refer to Plantronics, Inc. and its subsidiaries.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to the last day of March. The years ended April 2, 2022 ("Fiscal Year 2022"), April 3, 2021 ("Fiscal Year 2021"), and March 28, 2020 ("Fiscal Year 2020") had 52, 53, 52 weeks, respectively.

Financial Instruments

Cash and Cash Equivalents and Short-term Investments
All highly liquid investments with original stated maturities of three months or less at the date of purchase are classified as cash equivalents.

The Company's short-term investments consist of publicly traded mutual funds. The specific identification method is used to determine the cost of investments. Gains and losses are recorded in other non-operating expense (income), net in the consolidated statements of operations. Investments are classified as either short-term or long-term based on each instrument's underlying effective maturity date and reasonable expectations with regard to sales and redemptions of the instruments. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management.

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

The Company has significant assets and liabilities denominated in foreign currencies subjecting it to foreign currency risk. The Company enters into foreign exchange forward contracts to reduce the impact of currency fluctuations on assets and liabilities denominated in foreign currencies. The Company does not elect to apply hedge accounting for these forward contracts. Foreign currency forward contracts are measured at fair value with changes in fair value recorded within other non-operating expense (income), net in the consolidated statements of operations. Foreign currency forward contracts are valued using pricing models that use observable inputs. Gains and losses on these contracts are intended to offset the impact of foreign exchange rate changes on the underlying foreign currency denominated assets and liabilities, and therefore, do not subject the Company to material balance sheet risk.

The Company has significant revenues and expenses denominated in foreign currencies subjecting it to foreign currency risk. The Company purchases foreign currency option contracts and cross-currency swaps that qualify as cash flow hedges, with maturities of up to 12 months, to reduce the volatility of cash flows related primarily to forecasted revenues and expenses. The designated derivative's gain or loss is initially recorded as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into the line item in the consolidated statements of operations in which the hedged item is recorded, in the same period in which the transaction affects earnings. The cash flows from such hedges are presented in the same line item in the consolidated statements of cash flows as the items being hedged.

The Company has floating rate debt subjecting it to interest rate risk. On June 15, 2021, the Company entered into a three-year amortizing interest rate swap in order to hedge against changes in cash flow (interest payments) attributable to fluctuations in the Company's variable rate debt. Additionally, on July 30, 2018, the Company entered into a four-year amortizing interest rate swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The designated interest rate swaps' gain or loss are initially recorded as a component of accumulated other comprehensive income and are subsequently reclassified into interest expense in the consolidated statements of operations over the life of the underlying debt, as interest on the Company's floating rate debt is accrued.

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

Product Warranty Obligations

The Company’s products include a warranty that is typically one to two years in duration, depending on the product and region. The warranty provides assurance that the product complies with agreed-upon specifications and is not sold separately. The warranty qualifies as an assurance warranty and is not a separate performance obligation. The Company records a liability for the estimated costs of warranties at the time the related revenue is recognized. The specific warranty terms and conditions range from one to two years, starting from the delivery date to the end user, and vary depending upon the product sold and the country in which the Company does business. Factors that affect warranty obligations include product failure rates, estimated return rates, the amount of time lapsed from the date of sale to the date of return, material usage, service- related costs incurred in correcting product failure claims, and knowledge of specific product failures that are outside of the Company’s typical experience.

Goodwill and Purchased Intangibles, net

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

The fair value of Level 2 long-term debt is determined based on inputs that were observable in the market, including the trading price, when available. For more information refer to Note 14, Fair Value Measurements.

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

The Company's service revenue is recognized either over-time or at a point-in-time, depending on the nature of the offering. Revenues associated with non-cancelable maintenance and support contracts comprise approximately 81% of the Company's net service revenues and are recognized ratably over the contract term, which typically ranges between one and three years. The Company believes this recognition period faithfully depicts the pattern of transfer of control for maintenance and support as the services are provided in relatively even increments. For certain products, support or maintenance are provided free of charge without the purchase of a separate service contract. If the free service is determined to rise to the level of a performance obligation, the Company allocates a portion of the transaction price to the implied performance obligation and recognizes service revenues over the estimated implied service period, which can range between one month to several years, depending on the circumstances. Revenues associated with professional services are recognized when the Company has objectively determined that the obligation has been satisfied, which is usually upon customer acceptance.

The Company's contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company allocates the transaction price of a contract to each identified performance obligation based on stand-alone selling price (“SSP.”) A fixed discount is always subject to allocation in this manner. If the transaction price is considered variable, the Company determines if the consideration is associated with one or many, but not all of the performance obligations, and allocates accordingly. Judgment is also required to determine the SSP for each distinct performance obligation. The Company derives SSP for its performance obligations through a stratification methodology and consider a number of characteristics, including consideration related to different service types, customers, and geographies. In instances where SSP is not directly observable, such as when the Company does not sell the product or service separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

The distributor contracts are made under agreements that allow for rights of return and include various sales incentive programs, such as back-end rebates, discounts, marketing development funds, and other sales incentives. The Company can reasonably estimate the sales incentives due to an established sales history with customers and records the estimated reserves and allowances at the time the related revenue is recognized.

Income Taxes

Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance against particular deferred income tax assets if it is more-likely-than-not that those assets will not be realized. The provision for (benefit from) income taxes comprise the Company's current tax liability and changes in deferred income tax assets and liabilities.

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

The Company accounts for Global Intangible Low-Taxed Income as period costs when incurred.

Earnings (Loss) Per Share

The Company has stock-based compensation plans under which employees, non-employee directors, and consultants may be granted stock-based compensation awards. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the effect of outstanding stock options, restricted stock, and shares purchased under the 2002 ESPP in accordance with the treasury stock method, except when their effect is anti-dilutive. For further details refer to Note 16, Computation of Earnings (Loss) Per Common Share.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss.) Other comprehensive income (loss) refers to income, expenses, gains, and losses that are recorded as an element of stockholders’ equity (deficit), but which are excluded from net income. Accumulated other comprehensive income (loss), as presented in the accompanying consolidated balance sheets, consists of foreign currency translation adjustments and unrealized gains and losses on cash flow hedges, net of tax.

Foreign Operations and Currency Translation

The functional currency of each of the Company's subsidiaries is the USD. Assets and liabilities denominated in currencies other than the USD are re-measured at the period-end rates for monetary assets and liabilities and at historical rates for non-monetary assets and liabilities. Revenues and expenses are re-measured at average monthly rates, which approximate actual rates. Foreign currency transaction gains and losses are recognized in other non-operating expense (income), net, in the consolidated statements of operations and are immaterial for all periods presented.

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

The Company’s investment policy limits investments to highly rated securities. In addition, the Company limits the amount of credit exposure to any one issuer and restricts placement of these investments to issuers evaluated as creditworthy. As of April 2, 2022, the Company's investments were composed solely of mutual funds and money market funds. As of April 3, 2021, the Company's investments were composed solely of mutual funds and money market funds.

Concentrations of credit risk with respect to accounts receivable, net are limited due to the large number of customers that comprise the Company’s customer base and their dispersion across different geographies and markets. Two customers, Ingram Micro Group and ScanSource, accounted for 38.7% and 22.3%, respectively, of total accounts receivable, net as of April 2, 2022. Two customers, ScanSource and Ingram Micro Group, accounted for 24.9% and 24.7%, respectively, of total accounts receivable, net as of April 3, 2021. The Company does not believe other significant concentrations of credit risk exist. The Company performs ongoing credit evaluations of its customers' financial condition and requires no collateral from its customers. The Company maintains a provision for doubtful accounts based upon expected collectability of all accounts receivable.

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

Related Party

A vendor of the Company, Digital River, Inc. ("Digital River"), with whom the Company had an existing relationship prior to the Acquisition of Polycom for e-commerce services, is a wholly owned subsidiary of Siris Capital Group, LLC ("Siris"). Triangle Private Holdings II, LLC ("Triangle") is also a wholly owned subsidiary of Siris. Immediately prior to the Company's Acquisition of Polycom on July 2, 2018, Triangle was Polycom’s sole stockholder and pursuant to the Company's Stock Purchase Agreement with Triangle, Triangle owned approximately 17.8% of the Company's issued and outstanding stock. However, Triangle sold all of its stock in two block sales to a broker-dealer on August 27, 2020 and November 23, 2020. As a result of the first block sale, one of the directors previously appointed to the Board resigned pursuant to the Stockholder Agreement with Triangle. The Board waived the resignation requirement with respect to a second director previously appointed in accordance with the Stockholder Agreement with Triangle. As a consequence of these relationships, Digital River is considered a related party under ASC 850, Related-Party Disclosures. The Company had immaterial transactions with Digital River during Fiscal Years 2022, 2021 and 2020. As of April 3, 2021, Triangle did not hold any of the Company's stock. For the Fiscal Year of 2022, Triangle and its related parent companies were not considered related parties.

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

In Fiscal Year 2022, total transactions entered pursuant to the terms of the Financing Agreement were approximately $53.9 million related to the transfer of a financial asset. The financing of these receivables accelerated the collection of cash and reduced the Company's credit exposure. Included in accounts receivable, net on the consolidated balance sheet as of April 2, 2022 was approximately $9.1 million due from the financing company. Total fees incurred pursuant to the Financing Agreement was $0.9 million for Fiscal Year 2022. These fees are recorded as a reduction of net revenues in the consolidated statement of operations.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations or cash flows.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases (“ASU 2016-02”). Under ASU 2016-02, lessees are required to recognize a lease liability and a corresponding ROU asset on the balance sheet for virtually all leases, essentially eliminating off-balance sheet financing. On March 31, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach and recognized $57.3 million in ROU assets within Other Assets and $68.5 million in lease liabilities, of which $25.7 million and $42.8 million were included within Accrued Liabilities and Other Long-Term Liabilities, respectively, on the Consolidated Balance Sheet. The initial ROU assets recognized were adjusted for accrued rent and facility-related restructuring liabilities as of the adoption date. The adoption of ASU 2016-02 did not have a material impact on the Company's Consolidated Statements of Operations.

Recent accounting pronouncements issued by the FASB are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

4.     DEFERRED COMPENSATION

As of April 2, 2022, the Company held investments in mutual funds with a fair value totaling $13.7 million, whose holdings are publicly traded debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability was $13.7 million as of April 2, 2022. As of April 3, 2021, the Company held investments in mutual funds with a fair value totaling $14.6 million, whose holdings are publicly traded debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. The total related deferred compensation liability as of April 3, 2021 was $14.6 million. The investments are recorded at fair value in short-term investments in the consolidated balance sheets. The liability is recorded in accrued liabilities and other non-current liabilities in the consolidated balance sheets.

5.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net

(in thousands)	April 2, 2022	April 3, 2021
Accounts receivable	$381,744	$352,108
Provisions for promotions and rebates	(102,499)	(82,315)
Provisions for doubtful accounts and sales allowances	(1,321)	(2,329)
Accounts receivable, net	$277,924	$267,464

Inventory, net

(in thousands)	April 2, 2022	April 3, 2021
Raw materials	$90,192	$87,050
Work in process	1,656	9,511
Finished goods	142,254	97,844
Inventory, net	$234,102	$194,405

Property, plant, and equipment, net

(in thousands)	April 2, 2022	April 3, 2021
Land	$15,112	$15,643
Buildings and improvements (useful life: 7-30 years)	137,682	131,752
Machinery and equipment (useful life: 1-10 years)	175,150	177,807
Software (useful life: 3-6 years)	63,601	60,244
Construction in progress	7,409	7,519
Property, plant, and equipment, gross	398,954	392,965
Accumulated depreciation and amortization	(271,933)	(252,090)
Property, plant, and equipment, net	$127,021	$140,875

Depreciation and amortization expense attributable to property, plant and equipment, net for Fiscal Years 2022, 2021, and 2020 was $34.6 million, $39.4 million, and $46.1 million, respectively.

Included in software are unamortized capitalized software costs relating to both purchased and internally developed software of $13.4 million and $13.2 million at April 2, 2022 and April 3, 2021, respectively. Amortization expense related to software in Fiscal Years 2022, 2021, and 2020 was $5.0 million, $6.4 million, and $10.1 million, respectively.

Included in construction in progress at April 2, 2022 was tooling for new products, machinery and equipment, building improvements, and IT-related expenditures. None of the items were individually material.

Accrued Liabilities

(in thousands)	April 2, 2022	April 3, 2021
Deferred revenue	$128,339	$141,375
Employee compensation and benefits	69,011	84,318
Provision for returns	17,672	25,133
Operating lease liabilities, current	13,879	21,701
Accrued other	109,935	121,557
Accrued liabilities	$338,836	$394,084

The Company's warranty obligation is recorded in accrued liabilities and other non-current liabilities in the consolidated balance sheets. Changes in the warranty obligation during Fiscal Years 2022 and 2021 were as follows:

(in thousands)	April 2, 2022	April 3, 2021
Warranty obligation at beginning of year	$17,384	$15,261
Warranty provision related to products shipped	17,780	21,112
Deductions for warranty claims processed	(25,207)	(19,168)
Adjustments related to preexisting warranties	8,754	179
Warranty obligation at end of year	$18,711	$17,384

Operating Leases

(in thousands)	Balance Sheet Classification	April 2, 2022	April 3, 2021
ASSETS
Operating right-of-use assets(1)	Other Assets	$45,526	$40,177
LIABILITIES
Operating lease liabilities, current(2)	Accrued Liabilities	13,879	21,701
Operating lease liabilities, long-term	Other Liabilities	42,210	35,105
(1) During Fiscal Year 2022 and Fiscal Year 2021, the Company made $24.3 million and $27.3 million, respectively, in payments for operating leases included within cash provided by operating activities in the consolidated statements of cash flows.
(2) During Fiscal Year 2022 and Fiscal Year 2021, the Company recognized $12.1 million and $13.7 million, respectively, in operating lease expense, net of $5.6 million and $5.4 million in sublease income, respectively, within the consolidated statement of operations.

6.    GOODWILL AND PURCHASED INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill allocated to the Company's reportable segments is as follows:

(in thousands)	Products Reportable Segment	Services Reportable Segment	Total Consolidated
Balance as of April 2, 2022 and April 3, 2021(1)	$628,968	$167,248	$796,216
(1) Goodwill is net of accumulated impairment losses of $427.2 million and $56.5 million related to the Products segment and Services segment, respectively.

During the fourth quarters of Fiscal Year 2022 and 2021, the Company performed an initial assessment of qualitative factors to determine whether the existence of events and circumstances lead to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of relevant events and circumstances, the Company determined that it is more-likely-than-not that the fair value of all reporting units exceed carrying value. Therefore, no further impairment testing was performed and no impairment charges were recognized.

Purchased Intangibles, net

Purchased Intangibles, net consists primarily of existing technology, customer relationships, and trade names acquired in business combinations. Intangible assets with finite lives are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the related asset group may not be recoverable. No impairment charges were recognized in Fiscal Year 2022 and in Fiscal Year 2021.

As of April 2, 2022 and April 3, 2021, the carrying value of purchased intangibles, excluding fully amortized assets and goodwill, is as follows:

	April 2, 2022				April 3, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Weighted Average Remaining Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Existing technology	$429,923	$(342,103)	$87,820	1.4 years	$427,123	$(277,071)	$150,052
Customer relationships	240,024	(164,799)	75,225	2.3 years	240,024	(128,740)	111,284
Trade names/Trademarks	115,600	(48,167)	67,433	5.3 years	115,600	(35,322)	80,278
Total intangible assets	$785,547	$(555,069)	$230,478	2.8 years	$782,747	$(441,133)	$341,614

Intangibles are amortized on a straight-line basis over the respective estimated useful lives of the assets. Amortization is charged to cost of revenues and operating expenses in the consolidated statements of operations. The Company recognized $113.9 million and $124.9 million of amortization expense in Fiscal Year 2022 and Fiscal Year 2021, respectively.

As of April 2, 2022, expected amortization expense attributable to purchased intangible assets for each of the next five years and thereafter is as follows:

in thousands	Amount
2023	$112,165
2024	66,869
2025	22,544
2026	12,844
2027	12,844
Thereafter	3,212
Total	$230,478

7.     COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of April 2, 2022 were as follows:

(in thousands)	Operating Leases (1)
2023	$15,185
2024	13,213
2025	9,424
2026	8,057
2027	6,415
Thereafter	10,802
Total lease payments	$63,096
Less: Imputed interest(2)	(7,007)
Present value of lease liabilities	$56,089
(1) The weighted average remaining lease term was 5.0 years as of April 2, 2022.
(2) The weighted average discount rate was 4.4% as of April 2, 2022.

Unconditional Purchase Obligations

The Company's off-balance sheet unconditional purchase obligations are comprised of third-party manufacturing, component purchases, and other general and administrative commitments.

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

As of April 2, 2022, the Company had off balance-sheet unconditional purchase obligations of $617.8 million, including third-party manufacturing and component purchases of $512.1 million net of consigned inventories of $51.8 million. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

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

As of April 2, 2022, the Company had $28.7 million in off balance-sheet contractual obligations related to advisory services performed in connection with the Merger Agreement which are contingent upon the close of the Merger.

Claims and Litigation

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. alleging infringement of two patents and thereafter filed a similar complaint in connection with the same patents in Canada. Polycom thereafter filed an inter partes reexamination ("IPR") of one of the patents, which was then appealed to Federal Circuit Court. Litigation in both matters in the United States and Canada, respectively, were stayed pending the results of that appeal. Polycom also filed an IPR of the second patent and the U.S. Patent Trial and Appeal Board (“PTAB”) denied institution of the IPR petition. FullView also initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement. The arbitration panel awarded an immaterial amount to FullView. FullView filed a First and Second Amended Complaint and Polycom filed a motion to dismiss. The Court granted Polycom's partial motion to dismiss without prejudice and invalidated one of the patents in suit and granted FullView's motion of validity on the second patent. Litigation on this remaining patent is ongoing.

On June 21, 2018, directPacket Research Inc. filed a complaint alleging patent infringement by Polycom, Inc. in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for IPR of the asserted patents which were granted by the PTAB. The District Court matter was stayed pending resolution of the IPRs. After oral argument, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company. DirectPacket appealed the PTAB decision regarding the '588 patent and Polycom appealed the PTAB's decision on the '978 patent to the United States Court of Appeals for the Federal Circuit. On December 13, 2021, the Court issued an affirmance of the decision regarding the invalidity of all asserted claims of the ‘978 patent. On January 27, 2022, the Court vacated the PTAB’s finding that certain claims were invalid as obvious and remanded the case for further proceedings at the PTAB. The PTAB agreed with Polycom that additional briefing is needed to decide the issue of invalidity in light of the Federal Circuit’s revised claim construction. The district court case remains stayed pending the PTAB decision.

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

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom, Inc. in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California which was granted on May 20, 2021. On November 1, 2021, the Company filed a Motion to Dismiss the suit with the District Court on the grounds of non-patentable subject matter. The Court will rule based on the briefs without a hearing and the parties are awaiting the Court's ruling.

As of the date of this Annual Report on Form 10-K, five purported stockholders have commenced separate actions against the Company and its directors related to the Merger. Those cases are: Stein v. Plantronics, Inc., et al., Civil Action No. 22-cv-03574, filed in the United States District Court for the Southern District of New York on May 3, 2022; Whitfield v. Plantronics, Inc., et al., Civil Action No. 22-cv-02583, filed in the United States District Court for the Eastern District of New York on May 5, 2022; Vicknair v. Plantronics, Inc., et al., Civil Action No. 1:22-cv-02753, filed in the United States District Court for the Eastern District of New York on May 11, 2022; Justice, II v. Plantronics, Inc., et al., No. 2:22-cv-01861, filed in United States District Court for the Eastern District of Pennsylvania on May 12, 2022; and Hansen v. Plantronics, Inc., et al., Civil Action No. 5:22-cv-02989-VKD, filed in the United States District Court for the Northern District of California on May 20, 2022. We refer to the complaints referenced in this paragraph collectively as the “Complaints.” The Complaints assert claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability, with respect to allegedly false or misleading statements in the Company’s preliminary proxy statement filed on May 2, 2022 and/or the Company’s definitive proxy statement filed on May 17, 2022. The Complaints seek, among other relief (1) to enjoin defendants from consummating the Merger; (2) to rescind the Merger or recover damages, if the Merger is completed; (3) to require the individual defendants to issue a revised proxy statement; (4) declaratory relief; and (5) attorneys’ fees and costs.

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

8. DEBT

The carrying value of the Company's outstanding debt as of April 2, 2022 and April 3, 2021 were as follows:

(in thousands)	April 2, 2022	April 3, 2021
4.75% Senior Notes	$494,737	$493,985
5.50% Senior Notes	—	478,807
Term Loan Facility	1,005,546	1,002,079

As of April 2, 2022, and April 3, 2021, the net unamortized discount and debt issuance costs on the Company's outstanding debt were $16.5 million and $22.6 million, respectively.

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

5.50% Senior Notes

In May 2015, the Company issued $500.0 million aggregate principal amount of 5.50% Senior Notes. The 5.50% Senior Notes mature on May 31, 2023, and bear interest at a rate of 5.50% per annum, payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2015. The Company received net proceeds of $488.4 million from issuance of the 5.50% Senior Notes, net of issuance costs of $11.6 million, which are presented in the consolidated balance sheets as a reduction to the outstanding amount payable and are being amortized to interest expense over the term of the 5.50% Senior Notes using the straight-line method, which approximates the effective interest method for this debt. A portion of the proceeds was used to repay all then-outstanding amounts under the Company's revolving line of credit agreement with Wells Fargo Bank and the remaining proceeds were used primarily for share repurchases.

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

The financial covenants under the Credit Agreement, as amended, are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of April 2, 2022, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its consolidated financial statements for any annual period in which the Company generates Excess Cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during Fiscal Years 2022 or 2021 and therefore is not required to make any debt repayments in Fiscal Year 2022. During Fiscal Year 2022, the Company did not prepay any aggregate principal amount of the term loan facility. As of April 2, 2022, the Company had four letters of credit outstanding under the revolving credit facility for a total of $2.5 million.

Under the terms of the Merger Agreement, from the date of the Merger Agreement to the termination or consummation of the Merger, Poly is restricted in its ability to drawdown or incur additional indebtedness, under certain conditions, without the prior written consent of HP.

9. RESTRUCTURING AND OTHER RELATED CHARGES

Summary of Restructuring Plans

Fiscal Year 2022 Restructuring Plan

During Fiscal Year 2022, the Company committed to actions to reduce expenses to enable strategic investments in revenue growth. The costs incurred to date under this plan include severance benefits related to headcount reductions in the Company's global workforce and facility related charges due to the closure or consolidation of offices.

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

The following table summarizes the restructuring and other related charges recognized in the Company's consolidated statements of operations:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Severance	$20,539	$26,467	$29,777
Facility	(694)	3,274	3,247
Other (1)	5,436	3,803	10,207
Total cash charges	25,281	33,544	43,231
Non-cash charges (2)	9,656	15,160	10,946
Total restructuring and other related charges	$34,937	$48,704	$54,177
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent accelerated depreciation due to the closure or consolidation of facilities.

The following table summarizes the Company's restructuring liabilities during Fiscal Year 2022:

	As of April 3, 2021	Accruals (1)	Cash Payments	As of April 2, 2022
Fiscal Year 2022 Plan
Severance	$—	$21,091	$(17,422)	$3,669
Facility	—	—	—	—
Other	—	5,464	(5,379)	85
Total Fiscal Year 2022 Plan	—	26,555	(22,801)	3,754
Fiscal Year 2021 Plan
Severance	$6,039	$(701)	$(4,835)	$503
Facility	913	(108)	(388)	417
Other	186	(28)	(158)	—
Total Fiscal Year 2021 Plan	7,138	(837)	(5,381)	920
Legacy Plans
Severance	1,222	149	(1,041)	330
Facility	3,281	(586)	(2,470)	225
Other	—	—	—	—
Total Legacy Plans	4,503	(437)	(3,511)	555
Severance	7,261	20,539	(23,298)	4,502
Facility	4,194	(694)	(2,858)	642
Other	186	5,436	(5,537)	85
Total	$11,641	$25,281	$(31,693)	$5,229
(1) Excludes non-cash charges of $9.7 million recorded in restructuring and other related charges in the consolidated statements of operations for Fiscal Year 2022.

10.    STOCK PLANS AND STOCK-BASED COMPENSATION

2003 Stock Plan

On May 5, 2003, the Board adopted the Plantronics, Inc. 2003 Stock Plan ("2003 Stock Plan") which was approved by the stockholders on June 27, 2003. The 2003 Stock Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-qualified stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting.  As of April 2, 2022, there have been 21,400,000 shares of common stock cumulatively reserved since inception of the 2003 Stock Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and releases of vested restricted stock units with newly issued common shares.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed seven years from the date it is granted. Stock options granted to employees vest over a three-year period and stock options granted to non-employee directors vest over a four year period.

Restricted stock ("RSAs") and restricted stock units ("RSUs") are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the fair market value of our common stock on the date of grant. RSAs and RSUs granted to employees generally vest over a three -year period and to non-employee directors over a one year period.

Performance-based restricted stock units ("PSUs") are granted to vice presidents and executives of the Company and contain a market condition based on Total Shareholder Return ("TSR.") The Leadership Development and Compensation ("LD&C") Committee of the Board sets a target and maximum value that each executive could earn based on an annual comparison of the total stockholder return on the Company's common stock against the iShares S&P North American Tech-Multimedia Networking Index ("Index"), an index the LD&C Committee determined appropriate to compare to the total stockholder return on its stock. PSUs will be delivered in common stock over the vesting period of three years based on the Company’s actual performance compared to the target performance criteria. Awards granted prior to May 6, 2019 may equal from zero percent (0%) to 150% of the target award, and awards granted subsequent to May 6, 2019 may equal from zero percent (0%) to 200% of the target award. The fair value of PSUs is estimated on the grant date of award using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At April 2, 2022, options to purchase 44,000 shares of common stock and 3,158,855 shares of unvested restricted stock and restricted stock units were outstanding. There were 3,125,877 shares available for future grant under the 2003 Stock Plan.

2020 Inducement Equity Incentive Plan

On September 14, 2020, the Board adopted the 2020 Inducement Equity Incentive Plan (the "Inducement Plan.") The 2020 Inducement Plan, which will continue in effect until terminated by the Board, allows for the issuance of the Company's common stock through the granting of non-statutory stock options, restricted stock, restricted stock units, and performance shares with performance-based conditions on vesting. As of April 2, 2022, there have been 1,000,000 shares of common stock cumulatively reserved since inception of the Inducement Plan for issuance to employees, non-employee directors, and consultants of the Company. The Company settles stock option exercises, grants of restricted stock, and release of vested restricted stock units with newly issued common stock.

The exercise price of stock options may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The term of an option may not exceed seven years from the date it is granted. Stock options granted to employees vest over a three year period and stock options granted to non-employee directors vest over a four year period.

RSAs and RSUs are granted to directors, executives, and employees. The estimated fair value of the restricted stock and restricted stock unit grants is determined based on the fair market value of our common stock on the date of grant. RSAs and RSUs granted to employees generally vest over a three year period and to non-employee directors over a one year period.

PSUs are granted to vice presidents and executives of the Company and contain a market condition based on TSR. The LD&C Committee of the Board sets a target and maximum value that each executive could earn based on an annual comparison of the total stockholder return on the Company's common stock against the Index, an index the Committee determined appropriate to compare to the total stockholder return on its stock. PSUs will be delivered in common stock over the vesting period of three years based on the Company’s actual performance compared to the target performance criteria. Awards granted subsequent to May 6, 2019 may equal from zero percent (0%) to 200% of the target award. The fair value of PSUs is estimated on the grant date of award using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Index companies over each performance period.

At April 2, 2022, there were no options granted to purchase shares of common stock and 271,601 shares of unvested restricted stock and restricted stock units outstanding. There were 601,000 shares available for future grant under the Inducement Plan.

2002 Employee Stock Purchase Plan ("ESPP")

On June 10, 2002, the Board adopted the 2002 ESPP, which was approved by the stockholders on July 17, 2002, to provide eligible employees with an opportunity to purchase the Company's common stock through payroll deductions. The ESPP qualifies as an employee stock purchase plan under Section 423 of the Internal Revenue Code. Under the ESPP, which is effective until terminated by the Board, the purchase price of the Company's common stock is equal to 85% of the lesser of the closing price of the common stock on (i) the first day of the offering period or (ii) the last day of the offering period. Each offering period is six months long. There were 468,553, 822,748, and 736,184, shares issued under the ESPP in Fiscal Years 2022, 2021, and 2020, respectively. At April 2, 2022, there were 1,708,704 shares reserved for future issuance under the ESPP. The total cash received from employees as a result of stock issuances under the ESPP during Fiscal Year 2022 was $11.8 million, net of taxes.

Stock-based Compensation Expense

The following table summarizes the amount of stock-based compensation expense included in the consolidated statements of operations:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Cost of revenues	$5,092	$2,939	$3,992

Research, development and engineering	9,478	13,785	16,785
Selling, general, and administrative	33,590	25,926	36,318
Operating expenses	43,068	39,711	53,103

Total stock-based compensation expense	48,160	42,650	57,095
Income tax benefit	(7,587)	(10,321)	(7,369)
Total stock-based compensation expense, net of tax	$40,573	$32,329	$49,726

Stock Plan Activity

Stock Options

As of April 2, 2022, all stock options outstanding were fully vested resulting in no unrecognized compensation cost.

The total intrinsic value of options exercised during all periods presented was immaterial. Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price at the time of option exercise.

Restricted Stock

Restricted stock consists of RSAs and RSUs. The following table summarizes the changes in unvested restricted stock for Fiscal Year 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at April 3, 2021	2,059	$24.91
Granted	1,834	$30.39
Vested	(977)	$29.72
Forfeited	(366)	$25.10
Non-vested at April 2, 2022	2,550	$26.98

The weighted average grant-date fair value of restricted stock is based on the quoted market price of the Company's common stock on the date of grant. The weighted average grant-date fair values of restricted stock granted during Fiscal Years 2022, 2021, and 2020 were $30.39, $15.42, and $33.77, respectively. The total grant-date fair values of restricted stock that vested during Fiscal Years 2022, 2021, and 2020 were $29.0 million, $39.5 million, and $38.2 million, respectively.

As of April 2, 2022, the total unrecognized compensation cost related to non-vested restricted stock was $40.8 million and is expected to be recognized over a weighted average period of 1.6 years. Under the terms of the Merger Agreement, at or immediately prior to the consummation of the Merger, (i) each then-outstanding share of restricted stock will immediately vest and be converted into the right to receive $40 per share, (ii) each then-outstanding RSU that was granted prior to the date of the Merger Agreement will be canceled and converted into the right to receive $40 per share underlying such RSU and (iii) each then-outstanding RSU that was granted on or after the date of the Merger Agreement will either (in the discretion of HP) be assumed by HP and converted into restricted stock units of HP or canceled and converted into the right to receive restricted cash, payable in accordance with the same vesting schedule , in each case as further detailed in the Merger Agreement.

Performance-based Restricted Stock

The following table summarizes the changes in unvested PSUs for Fiscal Year 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested at April 3, 2021	983	$27.88
Granted	453	$53.65
Vested	(288)	$9.53
Forfeited	(268)	$40.63
Non-vested at April 2, 2022	880	$43.25

The weighted average grant-date fair values of PSUs granted during Fiscal Years 2022, 2021, and 2020 were $53.65, $22.83, and $57.16, respectively. The total grant-date fair values of PSUs that vested during Fiscal Years 2022 and 2021 were $2.7 million and $5.7 million, respectively. The total grant-date fair value of PSUs that vested during Fiscal Year 2020 was immaterial.

As of April 2, 2022, the total unrecognized compensation cost related to non-vested PSU awards was $15.5 million and is expected to be recognized over a weighted average period of 0.8 years.

Valuation Assumptions

The Company estimates the fair value of ESPP shares using a Black-Scholes option valuation model.  At the date of grant, the Company estimates the fair value of purchase rights granted under the ESPP using the following weighted average assumptions:

	Fiscal Year Ended
	April 2, 2022	April 3, 2021	March 28, 2020
Expected volatility	63.4%	94.8%	67.0%
Risk-free interest rate	0.4%	0.1%	1.7%
Expected dividends	—%	—%	3.1%
Expected life (in years)	0.5	0.5	0.5
Weighted-average grant date fair value	$9.85	$12.60	$6.64

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

11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

(in thousands)	April 2, 2022	April 3, 2021
Accumulated unrealized gain (loss) on cash flow hedges	$28,296	$(7,836)
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive income (loss)	$32,911	$(3,221)

12.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code, which covers substantially all U.S. employees. Eligible employees may contribute both pre-tax and Roth after-tax amounts to the plan through payroll withholdings, subject to certain annual limitations. Under the plan, the Company matches 100% of the first 3% of employees' eligible compensation contributed to the plan, then 50% of the next 3% of the employees' eligible compensation, contributed to the plan. All matching contributions are currently 100% vested immediately. The Company reserves the right to modify its plan at any time, including increasing, decreasing, or eliminating contribution matching and vesting requirements. Total Company contributions in Fiscal Years 2022, 2021, and 2020 were $9.8 million, $10.0 million, and $10.4 million, respectively.

13.    DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward and option contracts.  The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of April 2, 2022 and April 3, 2021. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of April 2, 2022, the Company had International Swaps and Derivatives Association ("ISDA") agreements with five applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of April 2, 2022 and April 3, 2021, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of April 2, 2022:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$31,891	$(1,800)	$—	$30,091
Derivatives not subject to master netting agreements	—			—
Total	$31,891			$30,091

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,800)	$1,800	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$(1,800)			$—

As of April 3, 2021:

	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$5,106	$(5,106)	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$5,106			$—

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(11,700)	$5,106	$—	$(6,594)
Derivatives not subject to master netting agreements	—			—
Total	$(11,700)			$(6,594)

The gross fair value of the Company's outstanding derivative contracts at April 2, 2022 and April 3, 2021 was as follows:

(in thousands)	April 2, 2022	April 3, 2021
Derivative assets(1)
Non-designated hedges	$1,590	$2,864
Cash flow hedges	4,688	2,242
Interest rate swaps	25,613	—
Total derivative assets	$31,891	$5,106

Derivative liabilities(2)
Non-designated hedges	$39	$18
Cash flow hedges	384	1,819
Interest rate swaps	1,377	9,863
Accrued interest	28	102
Total derivative liabilities	$1,828	$11,802
(1) Short-term derivative assets are recorded in other current assets and long-term derivative assets are recorded in other non-current assets on the consolidated balance sheets. As of April 2, 2022, the portion of derivative assets classified as long-term was $16.1 million. As of April 3, 2021, the portion of derivative assets classified as long-term was $0.1 million.

(2) Short-term derivative liabilities are recorded in accrued liabilities and long-term derivative liabilities are recorded in other non-current liabilities on the consolidated balance sheets. As of April 2, 2022, the portion of derivative liabilities classified as long-term was $0.1 million. As of April 3, 2021, the portion of derivative liabilities classified as long-term was $2.0 million.

Non-Designated Hedges

As of April 2, 2022, the Company had foreign currency forward contracts denominated in Euro ("EUR") and Great Britain Pound Sterling ("GBP.") The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, accounts receivables, and accounts payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at April 2, 2022:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€66,000	$72,940	Sell EUR	1 month
GBP	£16,800	$22,012	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating expense (income), net in the consolidated statements of operations was as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Gain (loss) on foreign exchange contracts	$4,420	$(3,248)	$2,665

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	April 2, 2022		April 3, 2021
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€72.8	£14.2	€91.4	£18.1
Forward contracts	€68.1	£14.1	€76.0	£15.6

The Company will reclassify all related amounts in accumulated other comprehensive income (loss) into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso ("MXN") denominated expenditures with a cross-currency swap. As of April 2, 2022, and April 3, 2021, the Company had foreign currency swap contracts of approximately MXN 572.4 million and MXN 564.3 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at April 2, 2022.

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	572,420	$27,281	Buy MXN	Monthly over a twelve -month period

The Company will reclassify all related amounts in accumulated other comprehensive income (loss) into earnings within the next twelve months.

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

The Company has designated the interest rate swaps as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The swaps are valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the interest rate swaps. Changes in the fair value of the interest rate swaps are recorded to other comprehensive income and are reclassified to interest expense over the life of the underlying debt as interest is accrued. During Fiscal Year 2022, the Company reclassified into interest expense $9.5 million and had a $24.2 million unrealized gain on its interest rate swap derivatives designated as cash flow hedges.

The Company will reclassify approximately $8.3 million in accumulated other comprehensive income into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss) and the Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income (loss) and the consolidated statements of operations for Fiscal Years 2022, 2021 and 2020:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Loss included in accumulated other comprehensive income (loss), as of beginning of period	$(10,062)	$(20,156)	$(7,480)
Gain (loss) recognized in other comprehensive income (loss)	29,972	(6,807)	(13,172)
Loss/(gain) reclassified from accumulated other comprehensive loss to the consolidated statements of operations
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into net revenues	(1,987)	3,479	(4,270)
Amount of gain reclassified from accumulated other comprehensive income (loss) into cost of revenues	(625)	(166)	(238)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	9,507	13,588	5,004
Total amount of loss reclassified from accumulated other comprehensive income (loss) to the consolidated statements of operations	6,895	16,901	496
Gain (loss) included in accumulated other comprehensive income (loss), as of end of period	$26,805	$(10,062)	$(20,156)

14.    FAIR VALUE MEASUREMENTS

The following tables summarize the carrying value and fair value of the Company's cash and cash equivalents, short-term investments, derivative instruments and long-term debt as of April 2, 2022 and April 3, 2021:

	Carrying Value at April 2, 2022	Fair Value at April 2, 2022 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$170,000	$170,000	$—	$—
Short-term investments	13,703	13,703	—	—
Derivative instruments	31,891	—	31,891	—

Liabilities:
Derivative instruments	$1,828	$—	$1,828	$—
Long-term debt	1,500,283	—	1,521,562	—

	Carrying Value at April 3, 2021	Fair Value at April 3, 2021 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$202,560	$202,560	$—	$—
Restricted cash	493,908	493,908	—	—
Short-term investments	14,559	14,559	—	—
Derivative instruments	5,106	—	5,106	—

Liabilities:
Derivative instruments	$11,802	$—	$11,802	$—
Current portion of long-term debt	478,807	—	482,669	—
Long-term debt	1,496,064	—	1,497,323	—

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

As of April 2, 2022 and April 3, 2021, the Company's short-term investments consisted of assets related to its deferred compensation plans. The assets are reported at fair value, with unrealized gains and losses included in current period earnings. For more information regarding the Company's deferred compensation plan, see Note 4, Deferred Compensation.

The Company did not incur any material realized or unrealized gains or losses during Fiscal Years 2022 and 2021.

There were no transfers between fair value measurement levels during Fiscal Years 2022 and 2021.

15.    INCOME TAXES

Income tax benefit for Fiscal Years 2022, 2021, and 2020 consisted of the following:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Current
Federal	$(8,703)	$(1,895)	$15,794
State	465	1,780	2,310
Foreign	9,781	13,740	9,526
Total current income tax expense	1,543	13,625	27,630
Deferred
Federal	—	—	(12,899)
State	—	—	(768)
Foreign	(121,698)	(21,174)	(83,364)
Total deferred income tax benefit	(121,698)	(21,174)	(97,031)
Income tax benefit	$(120,155)	$(7,549)	$(69,401)

The components of loss before income taxes for Fiscal Years 2022, 2021, and 2020 are as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
United States	$(114,124)	$(137,433)	$(756,095)
Foreign	11,886	72,553	(140,488)
Loss before income taxes	$(102,238)	$(64,880)	$(896,583)

The following is a reconciliation between statutory federal income taxes and the income tax benefit for Fiscal Years 2022, 2021, and 2020:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Tax benefit at statutory rate	$(21,470)	$(13,625)	$(188,282)
Foreign operations taxed at different rates	(3,376)	(11,709)	2,497
State taxes, net of federal benefit	(3,164)	(5,077)	(14,326)
Research and development credit	(5,255)	(9,725)	(6,498)
U.S. tax on foreign earnings	196	11,274	10,889
Reserve expirations	(6,570)	—	—
Goodwill impairment	—	—	101,604
Stock-based compensation	6,829	6,751	7,369
Internal restructuring related benefit	(113,426)	—	(65,069)
Valuation allowance change	29,902	23,928	68,486
Altera accrual	—	—	9,467
Tax rate change	—	(12,418)	—
Nondeductible compensation	2,217	1,209	1,187
Tax on unremitted earnings of certain subsidiaries	(3,842)	161	(787)
Nondeductible expenses	1,216	—	—
Provision to return	(3,068)	2,707	1,717
Other, net	(344)	(1,025)	2,345
Income tax benefit	$(120,155)	$(7,549)	$(69,401)

Deferred tax assets and liabilities represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes.  Significant components of the Company's deferred tax assets and liabilities as of April 2, 2022 and April 3, 2021 are as follows:

(in thousands)	April 2, 2022	April 3, 2021
Deferred tax assets
Accruals and other reserves	$27,431	$36,503
Deferred compensation	4,453	3,717
Net operating loss carry forward	68,920	10,923
Stock-based compensation	5,573	9,939
Interest expense	8,398	23
Tax credits	22,220	13,858
Capitalized R&D costs	56,504	54,725
Intangible assets	164,182	101,362
Other deferred tax assets	7,827	4,610
Unearned revenue	15,583	9,043
Property, plant, and equipment depreciation	3,331	1,045
Total deferred tax assets, before valuation allowance	384,422	245,748
Valuation allowance(1)	(131,642)	(101,740)
Total deferred tax assets, net	252,780	144,008

Deferred tax liabilities
Deferred gains on sales of properties	(1,147)	(1,137)
Purchased intangibles	(27,937)	(42,255)
Unremitted earnings of certain subsidiaries	(2,070)	(889)
Right-of-use assets	(6,599)	(5,623)
Total deferred tax liabilities	(37,753)	(49,904)
Net deferred tax assets	$215,027	$94,104
(1) Valuation allowance on federal and state deferred tax assets is net of federal tax impact.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more-likely-than-not expected to be realized. Management evaluates and weighs all available positive and negative evidence such as historic results, projected future taxable income, future reversals of existing deferred tax liabilities, as well as prudent and feasible tax-planning strategies. On the basis of this evaluation, the Company maintains a 100% valuation allowance against its U.S. Federal and State deferred tax assets of $122.3 million.

In September 2021, the Company transferred certain non-Americas intellectual property (“IP”) rights between our wholly-owned subsidiaries ("IP transfer") to align with its evolving business operations, resulting in the derecognition of a deferred tax asset (DTA) of $91.1 million and the recognition of a new DTA of $204.5 million, which represents the book and tax basis difference in the IP and was based on the fair value of the IP, in the respective subsidiaries. This results in a net discrete deferred tax benefit of $113.4 million. The impact of the IP transfer to net cash flows on the consolidated statements of cash flows during Fiscal Year 2022 was not material.

Management has concluded that an impairment for local statutory and tax reporting to the aforementioned IP is likely however any impairment loss would be deductible for local tax purposes. As such, a DTA related to net operating loss carryforward of $48.0 million was recognized based on the expected impairment which was offset by a corresponding decrease in the DTA related to the intangible asset by the same amount as of April 2, 2022. Because the IP intangible asset is the result of an intercompany transfer, there is no intangible asset recognized in the consolidated balance sheets. Accordingly, the aforementioned IP impairment has no net impact to the Company’s consolidated statements of operations, balance sheet, or cash flows.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. As of April 2, 2022 and April 3, 2021, the Company had unrecognized tax benefits of $14.4 million and $149.5 million, respectively. The reduction in gross unrecognized tax benefits is primarily attributable to the aforementioned IP transfer between wholly owned subsidiaries. The unrecognized tax benefits as of April 2, 2022 would favorably impact the effective tax rate in future periods if recognized.

A reconciliation of the change in the amount of gross unrecognized income tax benefits for the periods is as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Balance at beginning of period	$149,466	$152,307	$26,458
Increase related to prior fiscal years	220	8,827	11,226
Increase related to business combinations	—	—	89
Increase related to current year income statement	—	—	115,824
Reductions related to settlements with taxing authorities	(128,468)	(9,668)	(995)
Reductions related to lapse of applicable statute of limitations	(6,842)	(2,000)	(295)
Balance at end of period	$14,376	$149,466	$152,307

The Company recognizes interest and penalties related to income tax matters in income tax expense. The interest related to unrecognized tax benefits was $3.7 million and $3.6 million as of April 2, 2022 and April 3, 2021, respectively. No penalties have been accrued.

The Company and its subsidiaries are subject to taxation in various foreign and state jurisdictions, including the U.S. The Federal statute is open from Calendar Year 2015. Foreign and State income tax matters for material tax jurisdictions have been concluded for tax years prior to Fiscal Year 2015. Within the next twelve months, we believe that the resolution of certain U.S. and foreign tax examinations and negotiations is reasonably possible and that a change in estimate, reducing unrecognized tax benefits, may occur. It is not possible to provide a range of the potential change until the tax examinations and negotiations progress further or the related statutes of limitations expire.

The Company's U.S. federal and state net operating losses carryforwards as of April 2, 2022, were $0.3 million and $1.5 million, respectively. The U.S. federal net operating losses will expire between 2024 and 2026, and the state net operating losses will expire at various dates through 2042. The federal credit of $8.8 million will expire between 2031 and 2042. The state credits of $11.2 million are related to California R&D credits, which do not expire.

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

16.    COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

The following table presents the computation of basic and diluted earnings (loss) per common share:

	Fiscal Year Ended
(in thousands, except per share data)	April 2, 2022	April 3, 2021	March 28, 2020
Numerator:
Net income (loss)	$17,917	$(57,331)	$(827,182)

Denominator:
Weighted-average basic shares outstanding	42,568	41,044	39,658
Weighted-average diluted shares outstanding	43,942	41,044	39,658

Basic earnings (loss) per common share	$0.42	$(1.40)	$(20.86)
Diluted earnings (loss) per common share(1)	$0.41	$(1.40)	$(20.86)

Potentially dilutive securities excluded from diluted earnings (loss) per share because their effect is anti-dilutive	208	1,262	1,740
(1) The potentially dilutive effect of all outstanding stock options, restricted stock, and shares purchased under the 2002 ESPP are excluded from the computation of diluted loss per share in periods when the Company incurs a net loss, as their effect is anti-dilutive.

17. REVENUE AND MAJOR CUSTOMERS

The Company’s major product categories are Headsets, Voice, Video, and Services. Product revenue is largely comprised of sales of hardware devices, peripherals, and platform software licenses used in communication and collaboration in offices and contact centers, with mobile devices, cordless phones, and computers. Services revenue primarily includes support on hardware devices, professional, hosted and managed services, and solutions to the Company's customers.

The following table disaggregates revenues by major product category for Fiscal Years 2022, 2021 and 2020:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Net revenues
Headsets	$724,474	$823,451	$773,186
Voice	246,816	221,131	375,505
Video	484,495	426,244	284,045
Services	225,359	256,781	264,254
Total net revenues	$1,681,144	$1,727,607	$1,696,990

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. Other than the U.S., no country accounted for 10% or more of the Company's total net revenues for the Fiscal Years 2022, 2021 or 2020. The following table presents total net revenues by geography:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Net product revenues
U.S.	$687,818	$647,321	$708,566

Europe, Middle East, and Africa	459,333	512,196	398,721
Asia Pacific	210,220	208,597	221,912
Americas, excluding U.S.	98,414	102,712	103,537
Total international net product revenues	767,967	823,505	724,170
Total net product revenues	$1,455,785	$1,470,826	$1,432,736

Net service revenues
U.S.	$87,146	$96,548	$102,103

Europe, Middle East, and Africa	56,039	64,660	66,900
Asia Pacific	67,038	77,158	73,424
Americas, excluding U.S.	15,136	18,415	21,827
Total international net service revenues	138,213	160,233	162,151
Total service net revenues	225,359	256,781	264,254

Total net revenues	$1,681,144	$1,727,607	$1,696,990

Two customers, Ingram Micro Group and ScanSource, accounted for 25.0% and 18.4%, respectively, of total net revenues for Fiscal Year 2022. Two customers, Ingram Micro Group and ScanSource accounted for 19.3% and 19.0%, respectively, of total net revenues for Fiscal Year 2021. Two customers, ScanSource and Ingram Micro Group, accounted for 19.8% and 17.3%, respectively, of total net revenues in Fiscal Year 2020. Total net revenues from ScanSource and Ingram Micro Group was comprised of both Product and Service revenue for all periods presented. Ingram Micro Group and ScanSource accounted for 38.7% and 22.3%, respectively, of accounts receivable, net as of April 2, 2022. Two customers, ScanSource and Ingram Micro Group, accounted for 24.9% and 24.7%, respectively, of accounts receivable, net as of April 3, 2021.

Deferred revenue is primarily comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. The Company's deferred revenue balance was $193.1 million as of April 2, 2022, which represents 11.5% of total net revenues for Fiscal Year 2022 and was $213.8 million as of April 3, 2021, which represents 12.4% of total net revenues for Fiscal Year 2021. During Fiscal Year 2022, the Company recognized $141.4 million in total net revenues that were recorded in deferred revenue at the beginning of the period.

The table below represents aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) as of April 2, 2022:

	April 2, 2022
(in thousands)	Current	Non-current	Total
Unsatisfied (or partially unsatisfied) performance obligations	$128,339	$64,734	$193,073

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation, upon the start of service entitlement, or upon completion of services. Revenue is not generally recognized in advance of billings. The balance of contract assets was $4.3 million and $4.1 million as of April 2, 2022 and April 3, 2021, respectively. None of the Company's contracts are deemed to have significant financing components.

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

Commercial distributors and retailers represent the Company's largest sources of net revenues. Sales through its distribution and retail channels are made primarily under agreements allowing for rights of return and include various sales incentive programs, such as back-end rebates, discounts, marketing development funds, price protection, and other sales incentives. The Company has an established sales history for these arrangements and the Company records the estimated reserves at the inception of the contract as a reflection of the reduced transaction price. Customer sales returns are estimated based on historical data, relevant current data, and the monitoring of inventory build-up in the distribution channel. Revenue reserves represent a reasonable estimation made by management and are subject to significant judgment. Estimated reserves may differ from actual returns or incentives provided, due to unforeseen customer return or claim patterns or changes in circumstances. For certain customer contracts which has historically demonstrated variability, the Company has considered the likelihood of being under-reserved and have considered a constraint accordingly. Provisions for sales returns are presented within accrued liabilities in the Company's consolidated balance sheets. Provisions for promotions, rebates, and other sales incentives are presented as a reduction of accounts receivable unless there is no identifiable right to offset, in which case they are presented within accrued liabilities on the consolidated balance sheets. See Note 5, Details of Certain Balance Sheet Accounts.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The Company has elected to use the practical expedient to record the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. Determining the amortization period of costs related to obtaining a contract involves judgment. Capitalized commissions and related expenses, on hardware sales and services recognized at a point in time generally have an amortization period of less than one year. Maintenance-related performance obligations generally have an amortization period greater than one year when considering renewals. Capitalized commissions are amortized to selling, general and administrative expense on a straight-line basis. The capitalized amount of incremental and recoverable costs of obtaining contracts and related amortization was not material as of April 2, 2022 and for Fiscal Year 2022.

18.    SEGMENT REPORTING AND GEOGRAPHIC INFORMATION

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

Asset impairment: During the fourth quarter of Fiscal 2020, the Company determined certain of its long-lived assets, primarily related to purchased intangibles recorded in connection with the acquisition of Polycom, were not recoverable and as a result recorded impairment charges representing the excess carrying amount over the estimated fair value (see Note 6, Goodwill and Purchased Intangible Assets).

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

Stock-based compensation: Represents the non-cash expense associated with the Company's grant of stock-based awards to employees and non-employee directors.

The following table presents segment results for revenue and gross margin, as reviewed by the CODM, and the related reconciliation to the Company's consolidated GAAP results:

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Segment revenues, as reviewed by CODM
Products	$1,456,364	$1,471,963	1,434,635
Services	228,469	270,049	296,308
Total segment revenues, as reviewed by CODM	$1,684,833	$1,742,012	$1,730,943

Segment gross profit, as reviewed by CODM
Products	$608,976	$679,484	$697,212
Services	150,929	182,522	201,382
Total segment gross profit, as reviewed by CODM	$759,905	$862,006	$898,594

	Fiscal Year Ended
(in thousands)	April 2, 2022	April 3, 2021	March 28, 2020
Total segment revenues, as reviewed by CODM	$1,684,833	$1,742,012	$1,730,943
Deferred revenue purchase accounting	(3,689)	(14,405)	(33,953)
GAAP net revenues	$1,681,144	$1,727,607	$1,696,990

Total segment gross profit, as reviewed by CODM (1)	$759,905	$862,006	$898,594
Asset impairment	—	—	(174,235)
Purchase accounting amortization	(65,031)	(68,111)	(122,553)
Deferred revenue purchase accounting	(3,689)	(14,405)	(33,953)
Consumer optimization	—	—	(10,415)
Integration and rebranding costs	—	—	(1,211)
Stock-based compensation	(5,092)	(2,939)	(3,992)
GAAP gross profit	$686,093	$776,551	$552,235
(1) Includes depreciation expense of $2.8 million, $14.4 million, and $15.2 million in Fiscal Years 2022, 2021, and 2020, respectively.

The following table presents long-lived assets by geographic area on a consolidated basis:

(in thousands)	April 2, 2022	April 3, 2021
United States	$72,648	$75,998
Netherlands	14,922	16,299
Mexico	37,583	39,575
United Kingdom	4,025	3,928
China	17,933	16,871
Other countries	25,435	28,381
Total long-lived assets	$172,546	$181,052

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended).  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of April 2, 2022.

The effectiveness of the Company's internal control over financial reporting as of April 2, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding the identification and business experience of our directors will be included under the captions "Nominees" and “Business Experience and Qualifications of Directors/Nominees” under the main caption "Proposal One – Election of Directors" in our definitive 2022 Proxy Statement for the 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”), is incorporated in this Item 10 by reference.  For information regarding the identification and business experience of our executive officers, see "Executive Officers of the Registrant" at the end of Item 1 in Part I of this Form 10-K. Information regarding the audit committee and names of the financial expert(s) serving on the audit committee, under the caption "Corporate Governance” subheading “Audit Committee" in our 2022 Proxy Statement is incorporated into this Item 10 by reference.  Information concerning filing requirements applicable to our executive officers and directors under the caption "Section 16(a) Beneficial Ownership Reporting Compliance” in our 2022 Proxy Statement is incorporated into this Item 10 by reference.

There have been no materials changes to the procedures by which stockholders can recommend nominees to the Company's Board.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item will be included under the captions "Executive Compensation", "Compensation of Directors", “Report of the Leadership Development and Compensation Committee of the Board of Directors” and “Leadership Development and Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Equity Compensation Plan Information” and "Security Ownership of Principal Stockholders and Management" under the main caption "Additional Information" in our 2022 Proxy Statement and is incorporated into this Item 12 by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the caption "Corporate Governance” subheading “Director Independence and Certain Relationships and Related Transactions" in the 2022 Proxy Statement and is incorporated into this Item 13 by this reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption "Proposal Four - Ratification of Appointment of Independent Registered Public Accounting Firm" in our 2022 Proxy Statement and is incorporated in this Item 14 by this reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1)Financial Statements.  The consolidated financial statements of the Company are listed in the Index to the Consolidated Financial Statements in Item 8.

(2)Financial Statement Schedule.

PLANTRONICS, INC.
SCHEDULE II: VALUATION AND QUALIFYING
ACCOUNTS
(in thousands)

		Balance at Beginning of Year	Other (4)	Charged to Expenses or Other Accounts	Deductions	Balance at End of Year
Provision for doubtful accounts and sales allowances:	(1)
Year ended March 28, 2020		4,956	—	(2,297)	(518)	2,141
Year ended April 3, 2021		2,141	—	577	(389)	2,329
Year ended April 2, 2022		2,329	—	677	(1,685)	1,321

Provision for promotions and rebates:	(2)
Year ended March 28, 2020		123,053	(224)	441,250	(452,705)	111,374
Year ended April 3, 2021		111,374	4,619	378,777	(397,592)	97,178
Year ended April 2, 2022		97,178	—	432,592	(409,978)	119,792

Valuation allowance for deferred tax assets:	(3)
Year ended March 28, 2020		15,787	—	71,561	(5,912)	81,436
Year ended April 3, 2021		81,436	—	21,087	(783)	101,740
Year ended April 2, 2022		101,740	—	29,665	237	131,642

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

(4)    Amounts represent changes in the accounts due to the impact from adoption of ASC 606.

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

(c) Financial Statement Schedules

See Items 8 and 15(a) (2) above.

EXHIBITS INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated March 28, 2018, among Plantronics, Inc., Triangle Private Holdings II, LLC and Polycom, Inc.	8-K	001-12696	2.1	7/2/2018
2.2***	Agreement and Plan of Merger, dated as of March 25, 2022, among HP Inc., Prism Subsidiary Corp. and Plantronics, Inc.	8-K	001-12696	2.1	3/28/2022
3.1	2009 Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on January 20, 2009	8-K	001-12696	3.1	1/20/2009
3.2	Amended and Restated Bylaws of Plantronics, Inc., effective as of April 9, 2020	10-K	001-12696	3.2	6/8/2020
4.1	Indenture, dated as of May 27, 2015, by and between Plantronics, Inc., Frederick Electronics Corporation and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	6/3/2015
4.2	Indenture, dated March 4, 2021, by and among Plantronics, Inc., the Subsidiary Guarantors party hereto from time to time and U.S. Bank National Association, as trustee	8-K	001-12696	4.1	3/4/2021
4.3	Form of Note for Plantronics, Inc.'s 5.500% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 hereto)	8-K	001-12696	4.2	6/3/2015
4.4	Credit Agreement dated as of July 2, 2018 among Plantronics, Inc. as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders from time to time thereto	8-K	001-12696	4.3	7/2/2018
4.4.1	Amendment No. 2 to Credit Agreement, dated as of February 20, 2020, by and between Plantronics, Inc., the financial institutions party thereto as lenders and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-12696	4.3.1	2/21/2020
4.4.2	Amendment No. 3 to Credit Agreement, dated as of December 29, 2021, by and among Plantronics, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent,	8-K	001-12696	10.1	12/29/2021
4.5	Description of Plantronics, Inc.'s Capital Stock					X
10.1	Stockholder Agreement, dated July 2, 2018, between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	7/2/2018
10.1.1	Amendment dated as of February 10, 2020 to the Stockholder Agreement dated as of July 2, 2018 by and between Plantronics, Inc. and Triangle Private Holdings II, LLC	8-K	001-12696	10.1	2/11/2020
10.2*	Form of Indemnification Agreement between the Registrant and certain directors and executives	10-K	001-12696	10.2	5/31/2005
10.3*	Plantronics, Inc. Incentive Compensation Plan	10-K	001-12696	10.3	5/17/2019
10.4*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	8/3/2018
10.5*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	6/28/2019
10.6*	Plantronics, Inc. 2003 Stock Plan, as amended and restated	8-K	001-12696	10.2	7/27/2020
10.7*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units	10-K	001-12696	10.7	5/18/2021
10.8*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (Performance-Based)	10-K	001-12696	10.8	5/18/2021
10.9*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (Performance-Based) (effective 2021)	10-K	001-12696	10.9	5/18/2021
10.10*	Plantronics, Inc. 2003 Stock Plan, Amended and Restated Effective June 4, 2021, Approved by Stockholders on July 26, 2021.	8-K	001-12696	10.2	7/27/2021
10.11*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (as approved in 2022)					X
10.12*	Plantronics, Inc. 2003 Stock Plan, as amended and restated, Notice of Grant of Restricted Stock Units (Performance-Based) (as approved in 2022)					X

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	8/3/2018
10.14*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	6/28/2019
10.15*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	8-K	001-12696	10.1	7/27/2020
10.16*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, Amended and Restated Effective June 4, 2021, Approved by Stockholders on July 26, 2021	8-K	001-12696	10.1	7/27/2021
10.17*	Plantronics, Inc. 2002 Employee Stock Purchase Plan, as amended and restated	10-Q	001-12696	10.2	2/8/2022
10.18*	Trust Agreement Under the Plantronics, Inc. Basic Deferred Stock Compensation Plan	S-8	333-19351	4.6	3/25/1997
10.19*	Plantronics, Inc. Basic Deferred Compensation Plan Participant Election	S-8	333-19351	4.7	3/25/1997
10.20*	Plantronics, Inc. Deferred Compensation Plan, effective May 24, 2013	S-8	333-188868	4.1	5/24/2013
10.21*	Plantronics, Inc. 2020 Inducement Equity Incentive Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.1 of the registration statement on Form S-8 filed September 14, 2020)	S-8	333-248775	10.1	9/14/2020
10.22**	Offer letter dated as of August 15, 2020 between Registrant and Dave Shull	10-Q	001-12696	10.2	10/30/2020
10.23*	Change of Control Severance Agreement dated September 9, 2020 between Registrant and Dave Shull	10-Q	001-12696	10.3	10/30/2020
10.24*	At-Will Letter Agreement dated as of February 17, 2020 between Registrant and Robert Hagerty	10-K	001-12696	10.13	6/8/2020
10.25*	Offer letter dated as of March 4, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.10	5/17/2019
10.26*	Executive Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.11	5/17/2019
10.27*	Change of Control Severance Agreement dated as of March 16, 2019 between Registrant and Chuck Boynton	10-K	001-12696	10.12	5/17/2019
10.28*	Offer Letter dated as of December 27, 2019 between Registrant and Carl Wiese	10-Q	001-12696	10.2	2/6/2020
10.29*	Executive Severance Agreement and Change of Control Agreement dated as of January 24, 2020 between Registrant and Carl Wiese	10-Q	001-12696	10.3	2/6/2020
10.30**	Offer Letter dated December 11, 2018 between Registrant and Tom Puorro	10-K	001-12696	10.26	6/8/2020
10.31*	Executive Severance Agreement and Change of Control Agreement dated as of May 14, 2019 between Registrant and Tom Puorro	10-K	001-12696	10.27	6/8/2020
10.32**	Offer Letter dated as of June 14, 2021 between Registrant and Warren Schlichting	10-Q	001-12696	10.1	7/30/2021
10.33*	Executive Severance Agreement and Change of Control Severance Agreement dated as of June 14, 2021 between Registrant and Warren Schlichting	10-Q	001-12696	10.2	7/30/2021
10.34	Standby Letter of Credit Agreement dated as of March 31, 2009 between Registrant, Plantronics BV and Wells Fargo Bank N.A.	10-K	001-12696	10.13.6	5/26/2009
10.35	Purchase Agreement, dated as of May 21, 2015, by and among Plantronics, Inc., Frederick Electronics Corp., and Morgan Stanley & Co. LLC, as representative of the several Initial Purchasers listed in Schedule I thereto	8-K	001-12696	10.1	5/26/2015
10.36	Purchase Agreement, dated February 25, 2021	8-K	001-12696	4.1	2/26/2021
21.1	Subsidiaries of the Registrant					X
23	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney – Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K.)

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the CEO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Executive VP and CFO Pursuant to Rule 13a-14(a)/15d-14(a), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101 INS	XBRL Instance Document					X
101 SCH	XBRL Taxonomy Extension Schema Document					X
101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101 LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
101 DEF	XBRL Taxonomy Definition Linkbase Document					X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
**	Confidential treatment has been granted with respect to certain portions of this Exhibit.
***	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. The Company may request confidential treatment for any schedules or exhibits so furnished.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 26, 2022	PLANTRONICS, INC.

	By:	/s/ David M. Shull
	Name:	David M. Shull
	Title:	President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ David M. Shull
(David M. Shull)	President, Chief Executive Officer and Director (Principal Executive Officer)	May 26, 2022
/s/ Charles D. Boynton
(Charles D. Boynton)	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 26, 2022
/s/ Robert C. Hagerty
(Robert C. Hagerty)	Chairman of the Board and Director	May 26, 2022
/s/ Marv Tseu
(Marv Tseu)	Vice Chairman of the Board and Director	May 26, 2022
/s/ Kathy Crusco
(Kathy Crusco)	Director	May 26, 2022
/s/ Brian Dexheimer
(Brian Dexheimer)	Director	May 26, 2022
/s/ Gregg Hammann
(Gregg Hammann)	Director	May 26, 2022
/s/ Guido Jouret
(Guido Jouret)	Director	May 26, 2022
/s/ Talvis Love
(Talvis Love)	Director	May 26, 2022
/s/ Marshall Mohr
(Marshall Mohr)	Director	May 26, 2022
/s/ Daniel Moloney
(Daniel Moloney)	Director	May 26, 2022
/s/ Yael Zheng
(Yael Zheng)	Director	May 26, 2022