Form 10-Q
period 2022-07-02
PLANTRONICS INC /CA/
filed 2022-08-11
CIK 914025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
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

As of August 8, 2022, 43,993,852 shares of the registrant's common stock were outstanding.

PLANTRONICS, INC.
FORM 10-Q

Plantronics, Poly, the Propeller design, the Poly logo, and Polycom are trademarks of Plantronics, Inc.
All other trademarks are the property of their respective owners.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLANTRONICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 2, 2022	April 2, 2022
ASSETS
Current assets
Cash and cash equivalents	$142,362	$170,000
Short-term investments	11,908	13,703
Accounts receivable, net	274,939	277,924
Inventory, net	245,189	234,102
Other current assets	90,918	83,410
Total current assets	765,316	779,139
Non-current assets
Property, plant, and equipment, net	124,052	127,021
Purchased intangibles, net	202,437	230,478
Goodwill	796,216	796,216
Deferred tax assets	214,229	215,861
Other non-current assets	68,449	76,639
Total assets	$2,170,699	$2,225,354

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$173,252	$168,610
Accrued liabilities	317,219	338,836
Total current liabilities	490,471	507,446
Non-current liabilities
Long-term debt, net	1,501,337	1,500,283
Long-term income taxes payable	66,770	68,082
Other non-current liabilities	118,515	129,381
Total liabilities	2,177,093	2,205,192
Commitments and contingencies (Note 6)
Stockholders' (deficit) equity
Common stock	940	930
Additional paid-in capital	1,630,792	1,616,198
Accumulated other comprehensive income	39,081	32,911
Accumulated deficit	(780,403)	(747,316)
Total stockholders' equity before treasury stock	890,410	902,723
Less: Treasury stock, at cost	(896,804)	(882,561)
Total stockholders' (deficit) equity	(6,394)	20,162
Total liabilities and stockholders' (deficit) equity	$2,170,699	$2,225,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net revenues
Net product revenues	$364,208	$371,203
Net service revenues	51,351	59,969
Total net revenues	415,559	431,172
Cost of revenues
Cost of product revenues	231,677	235,196
Cost of service revenues	15,841	20,787
Total cost of revenues	247,518	255,983
Gross profit	168,041	175,189

Operating expenses
Research, development, and engineering	51,269	45,466
Selling, general, and administrative	131,903	120,734
Restructuring and other related charges	(49)	28,972
Total operating expenses	183,123	195,172

Operating loss	(15,082)	(19,983)

Interest expense	16,121	21,782
Other non-operating expense (income), net	2,922	(692)
Loss before income taxes	(34,125)	(41,073)

Income tax benefit	(1,038)	(4,262)
Net loss	$(33,087)	$(36,811)

Per share data
Basic and diluted loss per common share	$(0.76)	$(0.88)
Basic and diluted shares used in computing loss per common share	43,428	42,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Net loss	$(33,087)	$(36,811)

Other comprehensive income, before tax
Unrealized gains (losses) on cash flow hedges
Unrealized cash flow hedge gains	10,094	440
Net (gains) losses reclassified into net revenues	(3,365)	1,772
Net gains reclassified into cost of revenues	(446)	(236)
Net losses reclassified into interest expense	622	3,089
Net unrealized gains on cash flow hedges	6,905	5,065

Income tax expense in other comprehensive income	(735)	(243)
Other comprehensive income	6,170	4,822

Comprehensive loss	$(26,917)	$(31,989)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	July 2, 2022	July 3, 2021
Cash flows from operating activities
Net loss	$(33,087)	$(36,811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	36,577	39,833
Amortization of debt issuance costs	1,054	2,937
Stock-based compensation	14,594	10,416
Deferred income taxes	1,243	(5,943)
Provision for excess and obsolete inventories	1,027	5,310
Restructuring and other related charges	(49)	28,972
Cash payments for restructuring charges	(2,859)	(12,230)
Other operating activities	1,323	920
Changes in assets and liabilities
Accounts receivable, net	2,763	(3,758)
Inventory, net	(11,913)	6,326
Current and other assets	9,961	(3,919)
Accounts payable	6,158	12,515
Accrued liabilities	(22,962)	(40,265)
Income taxes	(6,811)	(3,454)
Net cash (used in) provided by operating activities	(2,981)	849

Cash flows from investing activities
Purchases of short-term investments	(65)	(404)
Capital expenditures	(7,132)	(6,052)
Other investing activities	—	(4,000)
Net cash used in investing activities	(7,197)	(10,456)

Cash flows from financing activities
Employees' tax withheld and paid for restricted stock and restricted stock units	(14,243)	(10,225)
Proceeds from issuances under stock-based compensation plans	10	9
Repayments of long-term debt	—	(480,689)
Net cash used in financing activities	(14,233)	(490,905)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,227)	805
Net decrease in cash and cash equivalents and restricted cash	(27,638)	(499,707)

Cash and cash equivalents and restricted cash at beginning of period	170,000	696,468
Cash and cash equivalents and restricted cash at end of period	$142,362	$196,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLANTRONICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)
(Unaudited)

	Three Months Ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Treasury Stock	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balances at April 2, 2022	43,073	$930	$1,616,198	$32,911	$(747,316)	$(882,561)	$20,162
Net loss	—	—	—	—	(33,087)	—	(33,087)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	6,170	—	—	6,170
Proceeds from issuances under stock-based compensation plans	651	10	—	—	—	—	10
Stock-based compensation	—	—	14,594	—	—	—	14,594
Employees' tax withheld and paid for restricted stock units	—	—	—	—	—	(14,243)	(14,243)
Balances at July 2, 2022	43,724	$940	$1,630,792	$39,081	$(780,403)	$(896,804)	$(6,394)

	Three Months Ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Deficit
	Shares	Amount
Balances at April 3, 2021	41,751	$912	$1,556,272	$(3,221)	$(765,233)	$(869,496)	$(80,766)
Net loss	—	—	—	—	(36,811)	—	(36,811)
Net unrealized gains on cash flow hedges, net of tax	—	—	—	4,823	—	—	4,823
Proceeds from issuances under stock-based compensation plans	569	9	—	—	—	—	9
Stock-based compensation	—	—	10,416	—	—	—	10,416
Employees' tax withheld and paid for restricted stock and restricted stock units	—	—	—	—	—	(10,225)	(10,225)
Balances at July 3, 2021	42,320	$921	$1,566,688	$1,602	$(802,044)	$(879,721)	$(112,554)

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

Acquisition by HP Inc.

On March 25, 2022, Poly entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HP Inc. (“HP”) and Prism Subsidiary Corp. (“Merger Sub”), a wholly owned subsidiary of HP, providing for Poly’s acquisition in an all-cash transaction for $40.00 per share of Poly's common stock by way of a merger of Merger Sub with and into Poly (the “Merger”), with Poly continuing as a wholly owned subsidiary of HP. The Merger Agreement and transactions contemplated by the Merger Agreement were approved by Poly's Board of Directors (the “Board”). On June 23, 2022, Poly stockholders voted to adopt the Merger Agreement. The Merger is expected to close, subject to receipt of required regulatory clearances and the satisfaction of other customary closing conditions, in calendar year 2022.

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

The descriptions of the Merger Agreement and the transactions contemplated thereby contained in this Quarterly Report are summaries only and are qualified in their entirety by reference to the full text of the Merger Agreement, which is attached as Annex A to the definitive proxy statement on Schedule 14A filed by Poly with the SEC on May 17, 2022, as amended.

Basis of Presentation

The Company's unaudited condensed consolidated financial statements and accompanying notes are prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and contain all necessary adjustments, which are normal and recurring in nature, necessary to provide a fair financial statement presentation for the periods presented. The condensed consolidated balance sheet for April 2, 2022 was derived from audited financial statements. The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All intercompany balances and transactions have been eliminated. The unaudited condensed consolidated financial statements and accompanying notes should be reviewed in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended April 2, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 27, 2022.

The Company’s fiscal year ends on the Saturday closest to the last day of March. The Company’s current and prior fiscal years end on April 1, 2023 and April 2, 2022, respectively, and both consist of 52 weeks. The three months ended July 2, 2022 and July 3, 2021 both consist of 13 weeks.

Reclassifications

Certain prior year amounts have been reclassified for consistency with current year presentation. Each of the reclassifications was immaterial and had no effect on the Company's results of operations or cash flows.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) did not and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

3.  DEFERRED COMPENSATION

The Company holds investments in mutual funds comprised of publicly traded debt and equity securities that are held in a rabbi trust under non-qualified deferred compensation plans. These investments are recorded at fair value and classified as short-term investments in its condensed consolidated balance sheets. The corresponding deferred compensation plan liability is recorded in accrued liabilities and other non-current liabilities in its condensed consolidated balance sheets. As of July 2, 2022 and April 2, 2022, the fair value of these investments were $11.9 million and $13.7 million, respectively. As of July 2, 2022 and April 2, 2022, the related deferred compensation plan liability was $11.9 million and $13.7 million, respectively.

4. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Accounts receivable, net

(in thousands)	July 2, 2022	April 2, 2022
Accounts receivable	$359,643	$381,744
Provisions for promotions and rebates	(84,190)	(102,499)
Provisions for doubtful accounts and sales allowances	(514)	(1,321)
Accounts receivable, net	$274,939	$277,924

Inventory, net

(in thousands)	July 2, 2022	April 2, 2022
Raw materials	$94,943	$90,192
Work in process	1,164	1,656
Finished goods	149,082	142,254
Inventory, net	$245,189	$234,102

Accrued Liabilities

(in thousands)	July 2, 2022	April 2, 2022
Short-term deferred revenue	$122,412	$128,339
Employee compensation and benefits	67,804	69,011
Provision for returns	17,520	17,672
Accrued other	109,483	123,814
Accrued liabilities	$317,219	$338,836

The Company's warranty obligation is recorded in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets. Changes in the warranty obligation during the three months ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Warranty obligation at beginning of period	$18,711	$17,384
Warranty provision related to products shipped	4,733	4,157
Deductions for warranty claims processed	(6,494)	(6,800)
Adjustments related to preexisting warranties	1,848	3,603
Warranty obligation at end of period	$18,798	$18,344

5.    PURCHASED INTANGIBLE ASSETS

As of July 2, 2022 and April 2, 2022, the carrying value of purchased intangible assets is as follows:

	July 2, 2022				April 2, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing Assets
Existing technology	$429,923	$(358,575)	$71,348	1.1 years	$429,923	$(342,103)	$87,820
Customer relationships	240,024	(173,157)	66,867	2.0 years	240,024	(164,799)	75,225
Trade name/Trademarks	115,600	(51,378)	64,222	5.0 years	115,600	(48,167)	67,433
Total intangible assets	$785,547	$(583,110)	$202,437	2.6 years	$785,547	$(555,069)	$230,478

During the three months ended July 2, 2022 and July 3, 2021, the Company recognized amortization expense of $28.0 million and $30.4 million, respectively.

Future amortization expense attributable to purchased intangible assets as of July 2, 2022 was as follows:

(in thousands)	Amount
2023 (remaining nine months)	84,124
2024	66,869
2025	22,544
2026	12,844
2027	12,844
Thereafter	3,212
Total	$202,437

6. COMMITMENTS AND CONTINGENCIES

Future Minimum Lease Payments

Future minimum lease payments under non-cancelable operating leases as of July 2, 2022 were as follows:

(in thousands)	Operating Leases(1)
2023 (remaining nine months)	$9,983
2024	12,485
2025	9,166
2026	7,956
2027	6,344
Thereafter	10,802
Total lease payments	56,736
Less: Imputed interest(2)	(6,167)
Present value of lease liabilities	$50,569
(1) The weighted average remaining lease term was 4.9 years as of July 2, 2022.
(2) The weighted average discount rate was 4.5% as of July 2, 2022.

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

As of July 2, 2022, the Company had outstanding off-balance sheet unconditional purchase obligations of $687.6 million, including third-party manufacturing and component purchases of $557.0 million net of consigned inventories of $77.4 million. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

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

As of July 2, 2022, the Company had $28.7 million in off balance-sheet contractual obligations related to advisory services performed in connection with the Merger Agreement which are contingent upon the close of the Merger.

Claims and Litigation

On January 23, 2018, FullView, Inc. filed a complaint in the United States District Court of the Northern District of California against Polycom, Inc. (“Polycom”) alleging infringement of two patents and thereafter filed a similar complaint in connection with the counterpart patents in Canada. Polycom thereafter filed petitions for inter parties review (“IPR”) of both patents U.S. Patent Trial and Appeal Board (“PTAB”), the results of which were appealed to the Court of Appeals for the Federal Circuit. Litigation in both matters in the United States and Canada, respectively, were stayed pending the results of that appeal. Subsequent to the appeal, FullView initiated arbitration proceedings under a terminated license agreement with Polycom alleging that Polycom had failed to pay certain royalties due under that agreement. The arbitration panel awarded an immaterial amount to FullView. FullView filed a First and Second Amended Complaint and Polycom filed a motion to dismiss. The Court granted Polycom's partial motion to dismiss without prejudice and invalidated one of the patents in suit and granted FullView's motion of validity on the second patent. On June 30, 2022, FullView filed a motion for summary judgment on infringement of the ‘143 patent and the Company filed its opposition in July. These motions currently are tentatively scheduled to be heard by the Court on September 29, 2022. Discovery continues in this matter.

On June 21, 2018, directPacket Research Inc. (“directPacket”) filed a complaint alleging patent infringement by Polycom in the United States District Court for the Eastern District of Virginia, Norfolk Division. The Court granted Polycom’s Motion to Transfer Venue to the Northern District of California. Polycom filed petitions for IPR of the asserted patents which were granted by the PTAB. The District Court matter was stayed pending resolution of the IPRs. After oral argument, the PTAB issued final written decisions invalidating two of the asserted patents. The remaining claims of the third patent were unasserted against the Company. directPacket appealed the PTAB decision regarding the '588 patent and Polycom appealed the PTAB's decision on the '978 patent to the United States Court of Appeals for the Federal Circuit. On December 13, 2021, the Court issued an affirmance of the decision regarding the invalidity of all asserted claims of the ‘978 patent. On January 27, 2022, the Court vacated the PTAB’s finding that certain claims of the '588 patent were invalid as obvious and remanded the case for further proceedings at the PTAB. The PTAB agreed with Polycom that additional briefing was needed to decide the issue of invalidity in light of the Federal Circuit’s revised claim construction. The district court case remains stayed pending the PTAB decision.

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

On December 17, 2019, Cisco Systems, Inc. (“Cisco”) filed a First Amended Complaint for Trade Secret Misappropriation against Plantronics, Inc. and certain individuals which amends a previously filed complaint against certain other individuals. The Company disputes the allegations. The Company filed a Motion to Dismiss and the Court granted the Motion with leave to amend as to defendants He, Chung and Williams, granted the Motion to Compel Arbitration for defendant Williams and granted in part and denied in part the Motion to Dismiss by defendants Puorro and the Company. Cisco filed an Amended Complaint and the defendants moved to dismiss or strike portions of the Amended Complaint. The Court granted in part and denied in part the Motion to Dismiss. On September 10, 2020, the Company filed a Motion for Protective Order and a Motion to Strike and Challenge the Sufficiency of Cisco’s Trade Secret Disclosure. On December 21, 2020, the Court granted in part and denied in part such Motions. On December 30, 2020, Cisco filed a motion for leave to file a Motion for Reconsideration. On January 11,

2021 the Company filed its opposition. The Court issued its Case Management and Pretrial order setting a settlement conference which occurred on April 1, 2021. During such mediation conference, the parties were unable to reach settlement. The Texas arbitration proceeding between Mr. Williams and Cisco was settled pursuant to an agreement by the parties, and Mr. Williams was dismissed with prejudice from both that proceeding and from the district court action. On August 13, 2021, Mr. He settled with Cisco pursuant to which he will be permanently enjoined and forever prohibited from receiving, using, and/or distributing Cisco Confidential Business Information except in limited circumstances. Discovery is ongoing.

On July 22, 2020, Koss Corporation filed a complaint alleging patent infringement by the Company and Polycom in the United States District Court for the Western District of Texas, Waco Division. The Company answered the Complaint on October 1, 2020 disputing the claims. On December 18, 2020, the Company filed a Motion to Transfer Venue to the Northern District of California which was granted on May 20, 2021. On November 1, 2021, the Company filed a Motion to Dismiss the suit with the District Court on the grounds of non-patentable subject matter. The Court will rule based on the briefs without a hearing and the parties are awaiting the Court's ruling.

During the months of May through June 2022, seven purported stockholders commenced separate actions against the Company and its directors related to the Merger. Those cases were: Stein v. Plantronics, Inc., et al., Civil Action No. 22-cv-03574, filed in the United States District Court for the Southern District of New York on May 3, 2022; Whitfield v. Plantronics, Inc., et al., Civil Action No. 22-cv-02583, filed in the United States District Court for the Eastern District of New York on May 5, 2022; Vicknair v. Plantronics, Inc., et al., Civil Action No. 1:22-cv-02753, filed in the United States District Court for the Eastern District of New York on May 11, 2022; Justice, II v. Plantronics, Inc., et al., No. 2:22-cv-01861, filed in United States District Court for the Eastern District of Pennsylvania on May 12, 2022; Hansen v. Plantronics, Inc., et al., Civil Action No. 5:22-cv-02989-VKD, filed in the United States District Court for the Northern District of California on May 20, 2022; Nathan v. Plantronics, Inc., et al., Civil Action No. 1:22-cv-04461, filed in the United States District Court for the Southern District of New York on May 31, 2022; and Finger v. Plantronics, Inc., et al., Civil Action No. 1:22-cv-03288, filed in the United States District Court for the Eastern District of New York on June 3, 2022. We refer to the complaints referenced in this paragraph collectively as the “Complaints.” The Complaints asserted claims against all defendants under Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and against the individual defendants under Section 20(a) of the Exchange Act for alleged “control person” liability, with respect to allegedly false or misleading statements in the Company’s preliminary proxy statement filed on May 2, 2022 and/or the Company’s definitive proxy statement filed on May 17, 2022. The Complaints sought, among other relief (1) to enjoin defendants from consummating the Merger; (2) to rescind the Merger or recover damages, if the Merger is completed; (3) to require the individual defendants to issue a revised proxy statement; (4) declaratory relief; and (5) attorneys’ fees and costs. All of the Complaints were voluntarily dismissed with prejudice in June and July 2022 prior to the consummation of the Merger.

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

7. DEBT

The carrying value of the Company's outstanding debt as of July 2, 2022 and April 2, 2022 was as follows:

(in thousands)	July 2, 2022	April 2, 2022
4.75% Senior Notes	$494,925	$494,737
Term loan facility	1,006,412	1,005,546

As of July 2, 2022 and April 2, 2022, the net unamortized discount, premium, and debt issuance costs on the Company's outstanding debt were $15.5 million and $16.5 million, respectively.

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

On June 27, 2022, in connection with the Merger, HP announced that it commenced (i) an offer to exchange (the “Exchange Offer”) any and all outstanding 4.75% Senior Notes issued by Poly for up to $500,000,000 aggregate principal amount of new notes to be issued by HP and cash and (ii) the related solicitation of consents (the “Consent Solicitation” and, together with the Exchange Offer, the “Exchange Offer and Consent Solicitation”) to adopt the Amendments (as defined below) to the indenture (the “Indenture”) governing the 4.75% Senior Notes. On July 19, 2022, HP announced that the requisite number of consents have been received to adopt the Amendments with respect to all outstanding 4.75% Senior Notes. On July 25, 2022, Poly entered into a supplemental indenture (the “Supplemental Indenture”) to the Indenture implementing the Amendments.

The proposed amendments (the “Amendments”) contained in the Supplemental Indenture will amend the Indenture to, among other things, eliminate from the Indenture (i) substantially all of the restrictive covenants, (ii) certain of the events which may lead to an “Event of Default”, (iii) the restrictions on Poly consolidating with or merging into another person or conveying, transferring or leasing all or any of its properties and assets to any person, (iv) the reporting covenant and (v) the obligation to offer to purchase the 4.75% Senior Notes upon certain change of control transactions (including the Merger). The Amendments will only become operative upon the settlement of the Exchange Offer, which is expected to occur promptly after the Expiration Date (as defined in the exchange offer memorandum and consent solicitation statement, dated June 27, 2022 and as amended from time to time) and no earlier than the closing date of the Merger.

The foregoing description of the Supplemental Indenture does not purport to be complete and is qualified in its entirety by reference to the Supplemental Indenture, a copy of which is attached as Exhibit 4.1 to the Current Report on Form 8-K filed by Poly with the SEC on July 27, 2022.

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

The financial covenants under the Credit Agreement, as amended, are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. The Credit Agreement also contains various other restrictions and covenants, some of which have become more stringent over time, including restrictions on our, and certain of our subsidiaries, ability to consolidate or merge, create liens, incur additional indebtedness, dispose of assets, consummate acquisitions, make investments, and pay dividends and other distributions. The Company has the unilateral ability to terminate the revolving line of credit such that the financial covenants described above are no longer applicable. The Credit Agreement also contains customary events of default. If an event of default under the Credit Agreement occurs and is continuing, then the lenders may declare any outstanding obligations under the Credit Agreement to be immediately due and payable; provided, however, that the occurrence of an event of default as a result of a breach of a financial covenant under the Credit Agreement does not constitute a default or event of default with respect to any term facility under the Credit Agreement unless and until the required revolving lenders shall have terminated their revolving commitments and declared all amounts outstanding under the revolving credit facility to be due and payable. In addition, if the Company, any subsidiary guarantor or, with certain exceptions, any other subsidiary becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Credit Agreement will automatically become immediately due and payable. Loans outstanding under the Credit Agreement will bear interest at a rate of 2.00% per annum in excess of the otherwise applicable rate (i) while a payment or bankruptcy event of default exists or (ii) upon the lenders’ request, during the continuance of any other event of default. As of July 2, 2022, the Company was in compliance with all financial covenants.

The Company may prepay the loans and terminate the commitments under the Credit Agreement at any time without penalty. Additionally, the Company is subject to mandatory debt repayments five business days after the filing of its consolidated financial statements for any annual period in which the Company generates Excess Cash (as defined in the Credit Agreement). In accordance with the terms of the Credit Agreement, the Company did not generate Excess Cash during the fiscal year ended April 2, 2022 and therefore is not required to make any debt repayments in the fiscal year ended April 1, 2023. During the three months ended July 2, 2022, the Company did not prepay any aggregate principal amount of the term loan facility. As of July 2, 2022, the Company had three letters of credit outstanding under the revolving credit facility for a total of $2.4 million.

8. RESTRUCTURING AND OTHER RELATED CHARGES

The Company has committed to actions to reduce expenses to enable strategic investments in revenue growth. These actions include severance benefits related to headcount reductions in the Company's global workforce, facility related charges due to the closure or consolidation of offices, and legal entity rationalization.

Restructuring and other related charges recognized in the Company's condensed consolidated statements of operations is as follows:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Severance	$(422)	$19,301
Facility	151	(472)
Other (1)	132	4,103
Total cash charges	(139)	22,932
Non-cash charges (2)	90	6,040
Total restructuring and other related charges	$(49)	$28,972
(1) Other costs primarily represent associated legal and advisory services.
(2) Non-cash charges primarily represent accelerated depreciation due to the closure or consolidation of facilities.

Changes in the Company's restructuring liabilities during the three months ended July 2, 2022 are as follows:

(in thousands)	As of April 2, 2022	Accruals (1)	Cash Payments	As of July 2, 2022
Severance	$4,502	$(422)	$(2,244)	$1,836
Facility	642	151	(490)	303
Other	85	132	(125)	92
Total	$5,229	$(139)	$(2,859)	$2,231
(1) Excludes non-cash charges recorded in restructuring and other related charges in the condensed consolidated statements of operations for the three months ended July 2, 2022.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, are as follows:

(in thousands)	July 2, 2022	April 2, 2022
Accumulated unrealized gain on cash flow hedges	$34,466	$28,296
Accumulated foreign currency translation adjustments	4,615	4,615
Accumulated other comprehensive income	$39,081	$32,911

10. DERIVATIVES

Foreign Currency Derivatives

The Company's foreign currency derivatives consist primarily of foreign currency forward and option contracts. The Company does not purchase derivative financial instruments for speculative trading purposes. The derivatives expose the Company to credit risk to the extent the counterparties may be unable to meet the terms of the derivative instrument. The Company's maximum exposure to loss as a result of credit risk was equal to the carrying value of the Company's derivative assets as of July 2, 2022 and April 2, 2022. The Company seeks to mitigate such risk by limiting its counterparties to large financial institutions. In addition, the Company monitors the potential risk of loss with any one counterparty resulting from this type of credit risk on an ongoing basis.

The Company enters into master netting arrangements with counterparties to mitigate credit risk in derivative transactions, when possible. A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. As of July 2, 2022, the Company had International Swaps and Derivatives Association agreements with five applicable banks and financial institutions which contained netting provisions. The Company has elected to present the fair value of derivative assets and liabilities within the Company's condensed consolidated balance sheets on a gross basis even when derivative transactions are subject to master netting arrangements and may otherwise qualify for net presentation. Derivatives not subject to master netting agreements are not eligible for net presentation. As of July 2, 2022 and April 2, 2022, no cash collateral had been received or pledged related to these derivative instruments.

Offsetting of Financial Assets/Liabilities under Master Netting Agreements with Derivative Counterparties

As of July 2, 2022

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$40,032	$(778)	$—	$39,254
Derivatives not subject to master netting agreements	—			—
Total	$40,032			$39,254

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(778)	$778	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$(778)			$—

As of April 2, 2022

	Gross Amount of Derivative Assets Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$31,891	$(1,800)	$—	$30,091
Derivatives not subject to master netting agreements	—			—
Total	$31,891			$30,091

	Gross Amount of Derivative Liabilities Presented in the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet that are Subject to Master Netting Agreements
(in thousands)		Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Received	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(1,800)	$1,800	$—	$—
Derivatives not subject to master netting agreements	—			—
Total	$(1,800)			$—

The gross fair value of the Company's outstanding derivative contracts at July 2, 2022 and April 2, 2022 was as follows:

(in thousands)	July 2, 2022	April 2, 2022
Derivative assets(1)
Non-designated hedges	$2,314	$1,590
Cash flow hedges	9,194	4,688
Interest rate swaps	28,524	25,613
Total derivative assets	$40,032	$31,891

Derivative liabilities(2)
Non-designated hedges	$89	$39
Cash flow hedges	496	384
Interest rate swaps	193	1,377
Accrued interest	(24)	28
Total derivative liabilities	$754	$1,828

(1) Short-term derivative assets are recorded in other current assets and long-term derivative assets are recorded in other non-current assets on the condensed consolidated balance sheets. As of July 2, 2022, the portion of derivative assets classified as long-term was $11.6 million. As of April 2, 2022, the portion of derivative assets classified as long-term was $16.1 million.

(2) Short-term derivative liabilities are recorded in accrued liabilities and long-term derivative liabilities are recorded in other non-current liabilities on the condensed consolidated balance sheets. As of July 2, 2022, the portion of derivative liabilities classified as long-term was $0.1 million. As of April 2,2022, the portion of derivative liabilities classified as long-term was $0.1 million.

Non-Designated Hedges

As of July 2, 2022, the Company had foreign currency forward contracts denominated in Euro ("EUR") and Great Britain Pound Sterling ("GBP.") The Company does not elect to obtain hedge accounting for these forward contracts. These forward contracts hedge against a portion of the Company’s foreign currency-denominated cash balances, accounts receivables, and accounts payables. The following table summarizes the notional value of the Company’s outstanding foreign exchange currency contracts and approximate USD equivalent at July 2, 2022:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
EUR	€51,900	$54,070	Sell EUR	1 month
GBP	£7,200	$8,664	Sell GBP	1 month

Effect of Non-Designated Derivative Contracts on the Condensed Consolidated Statements of Operations

The effect of non-designated derivative contracts on results of operations recognized in other non-operating income, net in the condensed consolidated statements of operations was as follows:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Gain (loss) on foreign exchange contracts	$6,713	$(486)

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

The notional value of the Company's outstanding EUR and GBP option and forward contracts at the end of each period was as follows:

	July 2, 2022		April 2, 2022
(in millions)	EUR	GBP	EUR	GBP
Option contracts	€84.4	£17.3	€72.8	£14.2
Forward contracts	€69.4	£13.8	€68.1	£14.1

The Company will reclassify all related amounts in accumulated other comprehensive income into earnings within the next twelve months.

Cross-currency Swaps

The Company hedges a portion of the forecasted Mexican Peso (“MXN”) denominated expenditures with a cross-currency swap. As of July 2, 2022, and April 2, 2022, the Company had foreign currency swap contracts of approximately MXN 363.0 million and MXN 572.4 million, respectively.

The following table summarizes the notional value of the Company's outstanding MXN currency swaps and approximate USD Equivalent at July 2, 2022:

(in thousands)	Local Currency	USD Equivalent	Position	Maturity
MXN	362,970	$17,293	Buy MXN	Monthly over a nine month period

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

The Company has designated the interest rate swaps as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Company's variable rate debt. The swaps are valued based on prevailing LIBOR rate curves on the date of measurement. The Company also evaluates counterparty credit risk when it calculates the fair value of the interest rate swaps. Changes in the fair value of the interest rate swaps are recorded to other comprehensive income and are reclassified to interest expense over the life of the underlying debt as interest is accrued. During the three months ended July 2, 2022, the Company reclassified into interest expense $0.6 million and had a $28.3 million unrealized gain on its interest rate swaps derivatives designated as cash flow hedges.

The Company will reclassify approximately $16.9 million in accumulated other comprehensive income into earnings within the next twelve months.

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income (Loss) and Condensed Consolidated Statements of Operations

The following table presents the pre-tax effects of derivative instruments designated as cash flow hedges on accumulated other comprehensive income (loss) and the condensed consolidated statements of operations for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Loss included in accumulated other comprehensive income (loss), as of beginning of period	$26,805	$(10,062)

Gain (loss) recognized in other comprehensive income (loss)	10,094	440

Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into net revenues	(3,365)	1,772
Amount of gain reclassified from accumulated other comprehensive income (loss) into cost of revenues	(446)	(236)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest expense	622	3,089
Total amount of (gain) loss reclassified from accumulated other comprehensive income to the condensed consolidated statements of operations	(3,189)	4,625

Gain (loss) included in accumulated other comprehensive income (loss), as of end of period	$33,710	$(4,997)

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
•Level 3: Inputs are unobservable for the asset or liability.

	Carrying Value at July 2, 2022	Fair Value at July 2, 2022 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$142,362	$142,362	$—	$—
Short-term investments	11,908	11,908	—	—
Derivative instruments	40,032	—	40,032	—

Liabilities:
Derivative instruments	$754	$—	$754	$—
Long-term debt	1,501,337	—	1,507,708	—

	Carrying Value at April 2, 2022	Fair Value at April 2, 2022 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$170,000	$170,000	$—	$—
Short-term investments	13,703	13,703	—	—
Derivative instruments	31,891	—	31,891	—

Liabilities:
Derivative instruments	$1,828	$—	$1,828	$—
Long-term debt	1,500,283	—	1,521,562	—

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

There were no transfers between fair value hierarchy levels during the three months ended July 2, 2022 or July 3, 2021.

12. INCOME TAXES

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period. The effective tax rates for the three months ended July 2, 2022 and July 3, 2021 were 3.0% and 10.4%, respectively.

Income tax benefit for the three months ended July 2, 2022 and July 3, 2021 was $1.0 million and $4.3 million, respectively.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the excess stock tax benefit, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state deferred tax assets (“DTAs”) that continues to be maintained as of July 2, 2022.

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

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended July 2, 2022, the amount of gross unrecognized tax benefits decreased by $1.1 million. As of July 2, 2022, the Company has $14.3 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the lapse of applicable statute of limitations.

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

Management has concluded that an impairment for local statutory and tax reporting to the aforementioned IP exists and the impairment loss is deductible for local tax purposes. As such, a DTA related to net operating loss carryforward of $48.0 million was recognized, offset by a corresponding decrease in the DTA related to the intangible asset by the same amount as of April 2, 2022. Because the IP intangible asset is the result of an intercompany transfer, there is no intangible asset recognized in the consolidated balance sheets. Accordingly, there is no net impact to the Company’s consolidated statements of operations, balance sheet, or cash flows.

13. COMPUTATION OF LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands, except per share data)	July 2, 2022	July 3, 2021
Numerator:
Net loss	$(33,087)	$(36,811)

Denominator:
Weighted-average basic shares outstanding	43,428	42,061
Weighted-average diluted shares outstanding	43,428	42,061

Basic and diluted loss per common share	$(0.76)	$(0.88)
Diluted loss per common share	$(0.76)	$(0.88)

Potentially dilutive securities excluded from diluted loss per common share because their effect is anti-dilutive	175	405

14. REVENUE AND GEOGRAPHIC INFORMATION

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

The following table disaggregates revenues by major product category for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Net revenues
Headsets	$175,811	$172,194
Voice	65,284	61,298
Video	123,113	137,711
Services	51,351	59,969
Total net revenues	$415,559	$431,172

For reporting purposes, revenue is attributed to each geographic region based on the location of the customer. The following table presents total net revenues by geography:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Net product revenues
U.S.	$171,408	$175,970

Europe, Middle East, and Africa	107,683	111,460
Asia Pacific	55,729	58,270
Americas, excluding U.S.	29,388	25,503
Total international net product revenues	192,800	195,233
Total net product revenues	$364,208	$371,203

Net service revenues
U.S.	$21,040	$22,758

Europe, Middle East, and Africa	12,307	14,661
Asia Pacific	14,701	18,488
Americas, excluding U.S.	3,303	4,062
Total international net service revenues	30,311	37,211
Total net service revenues	$51,351	$59,969

Total net revenues	$415,559	$431,172

The Company's deferred revenue represents the aggregate amount of transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of period end and is comprised of non-cancelable maintenance support performance obligations on hardware devices which are typically billed in advance and recognized ratably over the contract term as the services are delivered. As of July 2, 2022 and April 2, 2022, the Company's deferred revenue balance was $183.6 million and $193.1 million, respectively, of which $122.4 million and $64.7 million, respectively, was classified as current. During the three months ended July 2, 2022, the Company recognized $42.9 million in total net revenues that were recorded in deferred revenue at the beginning of the period.

Upon establishment of creditworthiness, the Company may extend credit terms to its customers which typically ranges between 30 and 90 days from the date of invoice depending on geographic region and type of customer. The Company typically bills upon product hardware shipment, at time of software activation, upon the start of service entitlement, or upon completion of services. The balance of contract assets was $3.5 million and $4.3 million as of July 2, 2022 and April 2, 2022, respectively. None of the Company's contracts are deemed to have significant financing components.

For certain arrangements, the Company pays commissions, bonuses and taxes associated with obtaining the contracts. The Company capitalizes such costs if they are deemed to be incremental and recoverable. The capitalized amount of incremental and recoverable costs of obtaining contracts and related amortization was not material as of and for the three months ended July 2, 2022.

15. SEGMENT REPORTING

The Company's Chief Executive Officer is identified as its Chief Operating Decision Maker (“CODM.”) The CODM has organized the Company, manages resource allocations, and measures performance among its two operating segments: Products and Services.

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

Acquisition costs: Represents charges incurred in connection with the pending Merger with HP.

Stock-based compensation: Represents the non-cash expense associated with the Company's grant of stock-based awards to employees and non-employee directors.

The following table presents segment results for revenue and gross margin, as reviewed by the CODM, and the related reconciliation to the Company's condensed consolidated GAAP results:

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Segment revenues, as reviewed by CODM
Products	$364,299	$371,379
Services	51,588	61,053
Total segment revenues, as reviewed by CODM	$415,887	$432,432

Segment gross profit, as reviewed by CODM
Products	$151,095	$153,548
Services	35,756	40,266
Total segment gross profit, as reviewed by CODM	$186,851	$193,814

	Three Months Ended
(in thousands)	July 2, 2022	July 3, 2021
Total segment revenues, as reviewed by CODM	$415,887	$432,432
Deferred revenue purchase accounting	(328)	(1,260)
GAAP net revenues	$415,559	$431,172

Total segment gross profit, as reviewed by CODM (1)	$186,851	$193,814
Purchase accounting amortization	(16,472)	(16,238)
Deferred revenue purchase accounting	(328)	(1,260)
Acquisition costs	(507)	—
Stock-based compensation	(1,503)	(1,127)
GAAP gross profit	$168,041	$175,189
(1) Includes depreciation expense of $3.2 million and $3.6 million for the three months ended July 2, 2022 and July 3, 2021, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to our intentions, beliefs, projections, outlook, analyses or current expectations that are subject to many risks and uncertainties. All of our forward-looking statements are subject to risks and uncertainties relating to our pending merger (the “Merger”) with HP Inc. (“HP”) and Prism Subsidiary Corp. pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated March 25, 2022, and corresponding impacts on our business, including (i) that the consummation of the Merger with HP is contingent upon the satisfaction of a number of conditions, including regulatory approvals, that may be outside of our or HP’s control and that we and HP may be unable to satisfy or obtain or that may delay the consummation of the Merger or cause the parties to abandon the Merger; (ii) while the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our financial condition, operating results, and business; (iii) uncertainty about the Merger may adversely affect relationships with our customers, suppliers and employees, whether or not the Merger is completed; (iv) as a result of the Merger, our current and prospective employees could experience uncertainty about their future with us, which may result in key employees departing because of issues relating to such uncertainty or a desire not to remain with HP following the completion of the Merger; and (v) the ability to complete the Merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause us and/or HP to abandon the Merger. Additionally, such forward-looking statements and the associated risks and uncertainties include, but are not limited to: (i) our beliefs with respect to the length and severity of the COVID-19 pandemic, and its impact across our businesses, our operations and global supply chain, including, our expectations that the virus has caused, and will continue to cause, a shift to a hybrid work environment and that the elevated demand we have experienced in certain product lines, including our Video and Voice devices, will continue over the long term; (ii) risks related to global supply chain disruptions, including continued uncertainty and potential impact on future quarters relating to a shortage of adequate component supply, including integrated circuits and manufacturing capacity, long lead times for raw materials and components, increased costs to us and increased pass-through costs to our customers, increased purchase commitments and a delay in our ability to fulfill orders, including as a result of Russia's conflict with Ukraine, all of which has had, and may continue to have, an adverse impact on our business and operating results and which could continue to negatively affect our profitability and/or market share; (iii) expectations related to our ability to manage profitability and improve margins in light of supply chain challenges, including our efforts to implement productivity improvements in our Tijuana manufacturing facility, while making investments for long-term growth, including investments in strategic alliances and/or acquisitions, in light of the supply chain challenges; (iv) our expectations regarding growth objectives related to our strategic initiatives designed to expand our product and service offerings, including our expectations related to increased demand for our solutions to facilitate hybrid working in and out of offices for our enterprise customers, as well as our expectations related to building strategic alliances and key partnerships with providers of collaboration tools and platforms to drive revenue growth and market share, including expectations related to our expansion of our presence in China; (v) our belief that we will continue to experience increased customer and partner demand in collaboration endpoints, and that we will be able to design new product offerings to meet changes in demand due to a global hybrid work environment; (vi) expectations related to our ability to fulfill the backlog generated by supply constraints and to timely supply the number of products to fulfill current and future customer demand in a timely manner to satisfy perishable demand; (vii) risks associated with our dependence on manufacturing operations conducted in our own facility in Tijuana, Mexico and through contract manufacturers, original design manufacturers, and suppliers to manufacture our products, to timely obtain sufficient quantities of materials and/or finished products of acceptable quality, at acceptable prices, and in the quantities necessary for us to meet critical schedules for the delivery of our own products and services and fulfill our anticipated customer demand; (viii) risks associated with our ability to secure critical components from sole source suppliers or identify alternative suppliers and/or buy component parts on the open market or completed goods in quantities sufficient to meet our requirements on a timely basis, affecting our ability to deliver products and services to our customers; (ix) risks related to increased cost of goods sold, including increased freight and other costs associated with expediting shipment and delivery of high-demand products to key markets in order to meet customer demand; (x) risks associated with passing on increased costs through price increases to customers; (xi) the impact if global or regional economic conditions deteriorate further, on our customers and/or partners, including increased demand for pricing accommodations, delayed payments, delayed deployment plans, insolvency or other issues which may increase credit losses; (xii) risks associated with significant and/or abrupt changes in product demand which increases the complexity of management’s evaluation of potential excess or obsolete inventory; (xiii) expectations related to our Services reportable segment revenues, particularly as we introduce next-generation, less complex, product solutions, or as companies shift from on premises to work from home options for their workforce, which have resulted and may continue to result in decreased demand for our professional, installation and/or managed service offerings; (xiv) expectations related to our efforts to drive sales and sustainable profitable revenue growth, to improve our profitability and cash flow, and accelerate debt reduction and de-levering; (xv) risks associated with forecasting sales and procurement demands, which are inherently difficult, particularly with continuing uncertainty in regional and global economic conditions; (xvi) our expectations regarding our ability to control costs, streamline operations and successfully implement our various cost-reduction activities and realize anticipated cost savings under such cost-reduction initiatives; (xvii) expectations relating to our financial projections, particularly as economic uncertainty, including, without limitation, uncertainty related to the continued impact of COVID-19, the current constraints in our ability to source key components for our products, continued uncertainty in the macro-economic climate and other external factors, puts further pressure on management judgments used to develop prospective financial information; (xviii) expectations related to U.S. GAAP and non-GAAP financial results for the full Fiscal Year 2022, including total net revenues, adjusted earnings before interest, tax, depreciation, and amortization (EBITDA), tax rates, intangibles amortization, diluted weighted average shares outstanding, and diluted earnings per share (EPS); (xix) our forecast and estimates with respect to tax matters, including expectations with respect to the valuation of our intellectual property or expectations regarding utilization of our deferred tax assets; and (xx) our expectations regarding pending and potential future litigation, in addition to other matters discussed in this Quarterly Report on Form 10-Q that are not purely historical data. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. Factors that could cause actual results and events to differ materially from such forward-looking statements are included, but not limited to, those discussed in this Quarterly Report on Form 10-Q; in Part I, "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, filed with the SEC on May 27, 2022; and other documents we have filed with the SEC. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our major product categories are Headsets, Voice, Video, and Services. Headsets include wired and wireless communication headsets; Voice includes open Session Initiation Protocol (“SIP”) and native ecosystem desktop phones, as well as conference room phones and speakerphones; Video includes conferencing solutions and peripherals, such as cameras, speakers, and microphones; Services includes a broad portfolio of offerings including video interoperability, maintenance and troubleshooting support for our solutions, as well as professional, hosted, and managed services that are grounded in our deep expertise aimed at helping our customers achieve their collaboration goals. Additionally, our cloud management and analytics software enable Information Technology (“IT”) administrators to configure and update firmware, monitor device usage, troubleshoot, and gain a deep understanding of user behavior.

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

Our fiscal year ends on the Saturday closest to the last day of March. The years ended April 1, 2023 (“Fiscal Year 2023”) and April 2, 2022 (“Fiscal Year 2022”) have 52 weeks. The three months ended July 2, 2022 (“first quarter Fiscal Year 2023”) and July 3, 2021 (“first quarter Fiscal Year 2022”) each have 13 weeks.

Acquisition by HP Inc.

On March 25, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HP Inc. (“HP”) and Prism Subsidiary Corp. (“Merger Sub”), a wholly owned subsidiary of HP, providing for Poly's acquisition by HP in an all-cash transaction for $40.00 per share by way of a merger of Merger Sub with and into Poly (the “Merger”), with Poly continuing as a wholly owned subsidiary of HP. On June 23, 2022, Poly stockholders voted to adopt the Merger Agreement. The Merger is expected to close, subject to receipt of required regulatory clearances and the satisfaction of other customary closing conditions, in calendar year 2022.

Impact of the Current Environment, Supply Chain Disruptions, and COVID-19 on Our Business
We have experienced and continue to monitor limited supply and longer lead times for certain key components, such as semiconductor chips, necessary to complete production and meet customer demand, including fulfillment of our backlog. We do not manufacture these component parts and currently purchase certain parts, including semiconductor chips and sub-assemblies that require semiconductor chips, from single or limited sources. Additionally, constrained supply has resulted in price inflation for certain components, including semiconductor chips, increased spot market prices and purchases, increased transportation costs, inefficiencies at our owned manufacturing facility in Tijuana, Mexico, entry into multi-year commitments at increased cost to secure supply, and inability to fulfill backlog for certain products timely. For certain of our products, our additional supply increases our exposure to risks associated with significant and/or abrupt changes in product demand, which could result in potential excess of obsolete inventory. Additionally, to the extent we pass through increased costs to our customers, this may result in reduced demand. These factors, among others, are affecting and are expected to continue to affect total net revenue and gross margin rates. We continue to monitor our supply chain and are taking action to mitigate future disruption including outreach to critical suppliers, migration of multiple product lines to newer technologies, and incorporating supply chain design concepts into the earliest phases of product development.

In addition, COVID-19 has continued to spread globally and continues to add uncertainty and influence global economic activity, the global supply chain, and financial markets. The impact of the pandemic on our operations has varied by local conditions, government mandates, and business limitations, including travel bans, remote work, and other restrictions. The COVID-19 pandemic led to a massive increase in remote and hybrid work driving elevated demand for certain of our products and solutions. However, the impact of COVID-19 is fluid and uncertain, and it has caused, and may continue to cause, various negative effects as we continue to experience constraints in our supply chain, specifically the sourcing of certain components and raw materials, and increased logistics costs to meet customer demand, which, in turn, adversely impacts our gross margins. As a result, the impact of COVID-19 to date has had mixed effects on our results of operations.

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

First Quarter Fiscal Year 2023 Highlights

Total net revenues for the first quarter of Fiscal Year 2023 were $415.6 million, a decrease of $15.6 million or 3.6%, compared to the first quarter of Fiscal Year 2022, primarily driven by declines in our Video and Services product categories. Products gross margin rate for the first quarter of Fiscal Year 2023 decreased from 36.6% in the first quarter of Fiscal Year 2022 to 36.4%, primarily driven by increased component costs as well as transportation costs. We continued to experience the effects of the current supply environment including constrained supply and longer lead times for certain components, such as semiconductor chips.

During the first quarter of Fiscal Year 2023, Poly continues to expand its portfolio of smart devices with the introduction of the Poly Studio R30 video bar, the Poly Sync 10 speakerphone, and enhancements to the Poly Lens platform. These pro-grade solutions, combined with developments to Poly DirectorAI smart camera technology help deliver meeting equity for hybrid and office workers alike. These products were available during the first quarter of Fiscal Year 2023 and did not have a material impact on total net revenues.

RESULTS OF OPERATIONS

The Company’s reportable segments are Products and Services. Our Products reportable segment includes the Headsets, Voice, and Video product lines. Our Services reportable segment includes maintenance support on hardware devices, as well as professional, managed, and cloud services and solutions.

Total Net Revenues

The following table sets forth total net revenues by reportable segment for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands, except percentages)	July 2, 2022	July 3, 2021	Change
Products	$364,208	$371,203	(1.9)%
Services	51,351	59,969	(14.4)%
Total net revenues	$415,559	$431,172	(3.6)%

Products

Total product net revenues decreased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, due to a decline in our Video product category primarily due to constrained supply of certain components, such as semiconductor chips.

Services

Total services net revenues decreased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to a mix shift within our Video product category away from legacy platforms to our recently launched video bars, which are less complex, less expensive, and easier to install and operate.

Geographic Region

The following table sets forth total net revenues by geographic region for the three months ended July 2, 2022 and July 3, 2021:

	Three Months Ended
(in thousands, except percentages)	July 2, 2022	July 3, 2021	Change
United States	$192,448	$198,728	(3.2)%

International net revenues:
Europe, Middle East, and Africa	119,990	126,121	(4.9)%
Asia Pacific	70,430	76,758	(8.2)%
Americas, excluding United States	32,691	29,565	10.6%
Total international net revenues	223,111	232,444	(4.0)%

Total net revenues	$415,559	$431,172	(3.6)%

United States

U.S. total net revenues decreased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to decreased net sales in the Video and Services product category, partially offset by increases in Voice and Headsets.

International

International total net revenues decreased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to decreased net sales in Video and Services product categories, partially offset by increases in Voice and Headsets.

During the first quarter of Fiscal Year 2023, changes in foreign exchange rates unfavorably impacted total net revenues by $6.3 million, net of the effects of hedging, compared to a $9.6 million favorable impact on revenue in the first quarter of Fiscal Year 2022.

Cost of Revenues and Gross Profit

Cost of revenues consists primarily of direct and contract manufacturing costs, amortization of acquired technology, freight, warranty, charges for excess and obsolete inventory, depreciation, duties, royalties, and overhead expenses.

(in thousands, except percentages)	Three Months Ended
	July 2, 2022	July 3, 2021	Change
Products:
Net revenues	$364,208	$371,203	(1.9)%
Cost of revenues	231,677	235,196	(1.5)%
Gross profit	$132,531	$136,007	(2.6)%
Gross profit %	36.4%	36.6%
Services:
Net revenues	$51,351	$59,969	(14.4)%
Cost of revenues	15,841	20,787	(23.8)%
Gross profit	$35,510	$39,182	(9.4)%
Gross profit %	69.2%	65.3%
Total:
Net revenues	$415,559	$431,172	(3.6)%
Cost of revenues	247,518	255,983	(3.3)%
Gross profit	$168,041	$175,189	(4.1)%
Gross profit %	40.4%	40.6%

Products

Gross profit as a percentage of total product net revenues decreased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to increased component costs, unfavorable product mix, and increased transportation costs, partially offset by higher average selling price. The increase in component costs was primarily driven by increased spot market purchases of certain key components, such as semiconductor chips, due to global supply shortages. Transportation costs increased as a result of high global demand and limited capacity of air freight carriers and increased air freight usage to mitigate longer component lead times to meet our commitments to customers.

Services

Gross profit as a percentage of total services net revenues increased in the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022 due to lower support costs including compensation and other headcount related expenses.

Operating Expenses

Operating expenses for the three months ended July 2, 2022 and July 3, 2021 were as follows:

	Three Months Ended
(in thousands, except percentages)	July 2, 2022	July 3, 2021	Change
Research, development, and engineering	$51,269	$45,466	12.8%
% of total net revenues	12.3%	10.5%
Selling, general, and administrative	131,903	120,734	9.3%
% of total net revenues	31.7%	28.0%
Restructuring and other related charges	(49)	28,972	(100.2)%
% of total net revenues	—%	6.7%
Total operating expenses	$183,123	$195,172	(6.2)%
% of total net revenues	44.1%	45.3%

Research, Development, and Engineering

Research, development, and engineering costs are expensed as incurred and consist primarily of compensation costs, outside services, expensed materials, and overhead expenses. Research, development, and engineering expenses increased during the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to higher incentive compensation.

Selling, General, and Administrative

Selling, general, and administrative costs are expensed as incurred and consist primarily of compensation costs, marketing costs, travel expenses, professional service fees, and overhead expenses. Selling, general and administrative expenses increased during the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to higher incentive compensation, travel expenses and charges incurred in connection with the pending Merger with HP partially offset by lower advertising expense.

Restructuring and Other Related Charges

Restructuring and other related charges decreased during the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022. During the three months ended July 3, 2021 we recorded restructuring and other related charges to reduce expenses and optimize our cost structure. These actions consisted of headcount reductions and office closures.

Interest Expense

Interest expense for the three months ended July 2, 2022 and July 3, 2021 was as follows:

	Three Months Ended
(in thousands, except percentages)	July 2, 2022	July 3, 2021	Change
Interest expense	$16,121	$21,782	26.0%
% of total net revenues	3.9%	5.1%

Interest expense decreased during the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to lower outstanding balance of Senior Notes. During the first quarter of Fiscal Year 2022 we incurred interest expense related to the 2025 Senior Notes as well as the amortization of the remaining debt issuance costs upon their redemption in May 2021.

Other Non-Operating Expense (Income), Net

Other non-operating income, net for the three months ended July 2, 2022 and July 3, 2021 was as follows:

	Three Months Ended
(in thousands, except percentages)	July 2, 2022	July 3, 2021	Change
Other non-operating expense (income), net	$2,922	$(692)	(522.3)%
% of total net revenues	0.7%	(0.2)%

Other non-operating expense, net increased during the first quarter of Fiscal Year 2023 compared to the first quarter of Fiscal Year 2022, primarily due to unrealized losses on the deferred compensation asset portfolio and higher immaterial foreign exchange losses.

Income Tax Benefit

	Three Months Ended
(in thousands except percentages)	July 2, 2022	July 3, 2021	Change
Loss before income taxes	$(34,125)	$(41,073)	16.9%
Income tax benefit	(1,038)	(4,262)	75.6%
Net loss	$(33,087)	$(36,811)	10.1%
Effective tax rate	3.0%	10.4%

The Company and its subsidiaries are subject to taxation in the U.S. and in various foreign and state jurisdictions. The Company's income tax benefit is determined using an estimated annual effective tax rate, adjusted for discrete items arising during the period.

The difference between the effective tax rate and the U.S. federal statutory rate primarily relates to the excess stock tax benefit, U.S. and foreign income mix, and the valuation allowance on the U.S. federal and state DTAs that continues to be maintained as of July 2, 2022.

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

Management has concluded that an impairment for local statutory and tax reporting to the aforementioned IP exists and the impairment loss is deductible for local tax purposes. As such, a DTA related to net operating loss carryforward of $48.0 million was recognized, offset by a corresponding decrease in the DTA related to the intangible asset by the same amount as of April 2, 2022. Because the IP intangible asset is the result of an intercompany transfer, there is no intangible asset recognized in the consolidated balance sheets. Accordingly, there is no net impact to the Company’s consolidated statements of operations, balance sheet, or cash flows.

Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not expected to be realized. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing DTA's. Valuation allowances are established when necessary to reduce DTA's to the amounts that are more-likely-than-not to be realized. On the basis of this evaluation, as of July 2, 2022, a valuation allowance against our U.S. federal and state DTA's continues to be maintained.

A significant portion of the Company's DTAs relate to internal intellectual property restructuring between wholly owned subsidiaries. At this time, based on evidence currently available, the Company considers it more likely than not that it will have sufficient taxable income in the future that will allow the Company to realize the DTAs. The amount of the DTA's considered realizable, however, could be adjusted if estimates of future taxable income increase or decrease, or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, such as our future projections.

The Company is subject to the examination of its income tax returns by the Internal Revenue Service and other tax authorities. Significant judgment is required in evaluating our uncertain tax positions and determining the Company's provision for income taxes. During the three months ended July 2, 2022, the amount of gross unrecognized tax benefits decreased by $1.1 million. As of July 2, 2022, the Company has $14.3 million of unrecognized tax benefits, all of which could result in a reduction of the Company’s effective tax rate if recognized. The reduction in gross unrecognized tax benefits is primarily attributable to the lapse of applicable statutes of limitations.

FINANCIAL CONDITION

Liquidity and Capital Resources

The following tables present selected financial information and statistics as of July 2, 2022 and April 2, 2022 and for the three months ended July 2, 2022 and July 3, 2021 (in thousands):

	July 2, 2022	April 3, 2021
Cash and cash equivalents and short-term investments	$154,270	$183,703
Property, plant, and equipment, net	124,052	127,021
Long-term debt, net	1,501,337	1,500,283
Working capital	274,845	271,691

	Three Months Ended
	July 2, 2022	July 3, 2021
Cash (used in) provided by operating activities	$(2,981)	$849
Cash used in investing activities	(7,197)	(10,456)
Cash used in financing activities	(14,233)	(490,905)

Our cash and cash equivalents as of July 2, 2022 consisted of bank deposits with third-party financial institutions. As of July 2, 2022, of our $154.3 million of cash and cash equivalents and short-term investments, $59.6 million was held domestically while $94.7 million was held by foreign subsidiaries, and approximately 64% was based in USD-denominated instruments. As of July 2, 2022, our short-term investments were composed of mutual funds. An additional source of liquidity is $97.6 million of availability from our revolving credit facility, net of outstanding letters of credit.

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

During the first quarter of Fiscal Year 2023, cash used in operating activities of $(3.0) million was a result of a $(33.1) million net loss, $(22.8) million of cash used in net working capital and $(2.9) million of cash payments for restructuring charges, partially offset by $55.8 million in net favorable non-cash adjustments. Cash used in investing activities of $(7.2) million consisted primarily of capital expenditures. Cash used in financing activities of $(14.2) million consisted of employees' tax withheld and paid for restricted stock units.

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

Debt

In July 2018, in connection with the acquisition of Polycom, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto and borrowed the full amount available under the term loan facility of $1.245 billion, net of approximately $30 million of discounts and issuance costs. During the first three months of Fiscal Year 2023, we did not repay any of our outstanding principal. As of July 2, 2022, we had $1.0 billion of principal outstanding.

In December 2021, the Company entered into an Amendment to the Credit Agreement in order to relax certain financial covenants on the revolving line of credit. The financial covenants under the Credit Agreement are for the benefit of the revolving credit lenders only and do not apply to any other debt of the Company. As of July 2, 2022, the Company has three outstanding letters of credit on the revolving credit facility for a total of $2.4 million and had $97.6 million available under the revolving credit facility. As of July 2, 2022, the Company was in compliance with the financial covenants.

In July 2018, the Company entered into a 4-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $831 million and matures on July 31, 2022. In June 2021, the Company entered into a three-year amortizing interest rate swap agreement with Bank of America, N.A. The swap has an initial notional amount of $680 million and matures on July 31, 2024. During the three months ended July 2, 2022, the Company reclassified into interest expense $0.6 million and recorded a $28.3 million unrealized gain on its interest rate swaps derivatives designated as a cash flow hedge.

In March 2021, the Company issued $500.0 million aggregate principal amount of 4.75% Senior Notes. The 4.75% Senior Notes mature in March 2029 and bear interest at a rate of 4.75% per annum, payable semi-annually on March 1 and September 1 of each year. A portion of the proceeds from the 4.75% Senior Notes was used to redeem the outstanding principal and accrued interest on the 5.50% Senior Notes of $493.9 million in May 2021. As of July 2, 2022, $500 million of principal was outstanding. On July 25, 2022, the Company entered into a supplemental indenture to, among other changes, eliminate substantially all of the restrictive covenants with respect to certain change of control triggering events, effective no earlier than the closing date of the Merger with HP. See Note 7, Debt, of the accompanying notes to the condensed consolidated financial statements included within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

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

In addition, our liquidity, capital resources, and results of operations in any period could be affected by repurchases of our common stock, the payment in the future of cash dividends if the Board determines to reinstate the dividend program, the exercise of outstanding stock options, restricted stock grants under stock plans, and the issuance of common stock under the Employee Stock Purchase Program (“ESPP”). We receive cash from the exercise of outstanding stock options under our stock plan and the issuance of shares under our ESPP. However, the resulting increase in the number of outstanding shares from these equity grants and issuances could affect our earnings per share. We cannot predict the timing or amount of proceeds from the sale or exercise of these securities or whether they will be exercised, forfeited, canceled, or will expire.

For further information regarding our debt issuances and related hedging activity refer to Note 7, Debt, and Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements included within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

We believe that our current cash and cash equivalents, short-term investments, cash provided by operations, and availability of additional funds under the Credit Agreement, as amended from time to time, will be sufficient to fund our operations for one year from the date of issuance of these financial statements; however, any projections of future financial needs and sources of working capital are subject to uncertainty, particularly in light of the uncertainty resulting from the impact of COVID-19 on our financial results. Readers are cautioned to review the risks, uncertainties, and assumptions set forth in this Quarterly Report on Form 10-Q, including the section entitled “Certain Forward-Looking Information” and the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, filed with the SEC on May 27, 2022, and other periodic filings with the SEC, any of which could affect our estimates for future financial needs and sources of working capital.

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

As of July 2, 2022, our unconditional purchase obligations were primarily comprised of third-party manufacturing and component purchase commitments, including $77.4 million of consigned inventories. We expect to consume unconditional purchase obligations in the normal course of business, net of an immaterial purchase commitments reserve. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs in partnering with our suppliers given the current environment.

Except as described above, there have been no material changes in our contractual obligations as described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

CRITICAL ACCOUNTING ESTIMATES

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the fiscal year ended April 2, 2022. There have been no material changes to our critical accounting estimates during Fiscal Year 2023.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB did not and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion of our exposure to market risk related to changes in interest rates and foreign currency exchange rates contains forward-looking statements that are subject to risks and uncertainties.  Actual results could vary materially as a result of a number of factors, including those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, which could materially affect our business, financial position, or future results of operations.

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

The first swap has an initial notional amount of $831 million and matures on July 31, 2022. The second swap has an initial notional amount of $680 million and matures on July 31, 2024. The swaps involve the receipt of floating-rate interest payments for fixed interest rate payments over the life of the agreement. We have designated these interest rate swaps as cash flow hedges. Changes in the fair value of the derivatives are recorded to other comprehensive income on the condensed consolidated statements of comprehensive (loss) income and are reclassified to interest expense over the life of the agreements. For additional details, refer to Note 10, Derivatives, of the accompanying notes to the condensed consolidated financial statements within “Part I. Item 1. Financial Statements” of this Quarterly Report on Form 10-Q. During the three months ended July 2, 2022, we made payments of approximately $0.7 million on our interest rate swaps and recognized $0.6 million within interest expense on the condensed consolidated statement of operations. As of July 2, 2022, we had an immaterial amount of interest accrued within accrued liabilities on the condensed consolidated balance sheet. A hypothetical 10% increase or decrease on market interest rates could result in a corresponding immaterial increase or decrease in annual interest expense due to the two interest rate swaps.

Interest rates were higher in the three months ended July 2, 2022 compared to the same period in the prior year. Interest income was not material in the three months ended July 2, 2022 and July 3, 2021.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are a net receiver of currencies other than the United States Dollar (“USD.”) Accordingly, changes in exchange rates, and in particular a strengthening of the USD, could negatively affect our total net revenues and gross margins, as expressed in USD. There is a risk that we will have to adjust local currency product pricing due to competitive pressures if there is significant volatility in foreign currency exchange rates.

The primary currency fluctuations to which we are exposed are the Euro (“EUR”), Great Britain Pound Sterling (“GBP”), and Mexican Peso (“MXN.”) We use a hedging strategy to diminish, and make more predictable, the effect of currency fluctuations. All of our hedging activities are entered into with large financial institutions, which we periodically evaluate for credit risks. We hedge our balance sheet exposure by hedging EUR and GBP denominated cash, accounts receivable, and accounts payable balances, and our economic exposure by hedging a portion of anticipated EUR and GBP denominated sales and our MXN denominated expenditures. We can provide no assurance that our strategy will be successful in the future and that exchange rate fluctuations will not materially adversely affect our business. We do not hold or issue derivative financial instruments for speculative trading purposes. While our existing hedges cover a certain amount of exposure for the upcoming fiscal year, long-term strengthening of the USD relative to the currencies of other countries in which we sell may have a material adverse impact on our financial results. In addition, our results may be adversely impacted by future changes in foreign currency exchange rates relative to original hedging contracts.

The impact of changes in foreign currency rates recognized in other non-operating income, net was immaterial in the three months ended July 2, 2022. Although we hedge a portion of our foreign currency exchange exposure, the weakening of certain foreign currencies, particularly the EUR and GBP in comparison to the USD, could result in material foreign exchange losses in future periods.

Non-Designated Hedges

We hedge our EUR and GBP denominated cash, accounts receivable, and accounts payable balances by entering into foreign exchange forward contracts. The table below presents the impact on the foreign exchange gain (loss) of a hypothetical 10% appreciation and a 10% depreciation of the USD against the forward currency contracts as of July 2, 2022 (in millions):

Currency - forward contracts	Position	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
EUR	Sell EUR	$54.1	$5.4	$(5.4)
GBP	Sell GBP	8.7	0.9	(0.9)

Cash Flow Hedges

In the three months ended July 2, 2022, approximately 54% of our total net revenues were derived from sales outside of the U.S. and were denominated primarily in EUR and GBP.

As of July 2, 2022, we had foreign currency put and call option contracts with notional amounts of approximately €84.4 million and £17.3 million denominated in EUR and GBP, respectively. Collectively, our option contracts hedge against a portion of our forecasted foreign currency denominated sales. If the USD is subjected to either a 10% appreciation or 10% depreciation versus these net exposed currency positions, we could realize a gain of $10.8 million or incur a loss of $3.6 million, respectively.

The table below presents the impact on the Black-Scholes valuation of our currency option contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD against the indicated option contract type for cash flow hedges as of July 2, 2022 (in millions):

Derivative	USD Notional Value of Net Foreign Exchange Contracts	Foreign Exchange Gain From 10% Appreciation of USD	Foreign Exchange (Loss) From 10% Depreciation of USD
Call options	$119.5	$0.5	$(3.7)
Put options	110.1	7.7	(2.6)
Forwards	94.6	8.8	(8.8)

Collectively, our swap contracts hedge against a portion of our forecasted MXN denominated expenditures. As of July 2, 2022, we had cross-currency swap contracts with notional amounts of approximately MXN 363.0 million.

The table below presents the impact on the valuation of our cross-currency swap contracts of a hypothetical 10% appreciation and a 10% depreciation of the USD as of July 2, 2022 (in millions):

Derivative	USD Notional Value of Cross-Currency Swap Contracts	Foreign Exchange (Loss) From 10% Appreciation of USD	Foreign Exchange Gain From 10% Depreciation of USD
Position: Buy MXN	$17.3	$(1.7)	$1.7

Except as described above, there have been no material changes in our market risk as described in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2022, each of which could materially affect our business, financial position, or future results of operations.

The risks described within this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the fiscal year ended April 2, 2022 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended July 2, 2022, we did not repurchase any shares of our common stock. As of July 2, 2022, there remained 1,369,014 shares authorized for repurchase under the existing stock repurchase program. The following table presents information with respect to shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans during the three months ended July 2, 2022:

	Total Number of Shares Purchased (4)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 3, 2022 to April 30, 2022	0	N/A	—	1,369,014
May 1, 2022 to May 28, 2022	356,765	N/A	—	1,369,014
May 29, 2022 to July 2, 2022	4,676	N/A	—	1,369,014

(1)
On November 28, 2018, our Board approved a 1.0 million shares repurchase program expanding our capacity to repurchase shares to approximately 1.7 million shares. We may repurchase shares from time to time in open market transactions or through privately negotiated transactions. There is no expiration date associated with the repurchase activity.

(2)	"Average Price Paid per Share" reflects open market repurchases of common stock only.
(3)	These shares reflect the available shares authorized for repurchase under the expanded repurchase program approved by the Board on November 28, 2018.
(4)	Represents only shares that were tendered to us in satisfaction of employee tax withholding obligations upon the vesting of restricted stock grants under our stock plans.

ITEM 6. EXHIBITS

We have filed the following documents as Exhibits to this Quarterly Report on Form 10-Q:

EXHIBITS INDEX

Exhibit Number		Incorporation by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	First Supplemental Indenture, dated as of July 25, 2022, to the Indenture, dated March 4, 2021, by and among Plantronics, Inc. the Subsidiary Guarantor party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee	8-K	001-12696	4.1	7/27/2022
31.1	Certification of the President and CEO Pursuant to Rule 13a-14(a)/15d-14(a)					X
31.2	Certification of Executive Vice President and CFO Pursuant to Rule 13a-14(a)/15d-14(a)					X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document					X
104	Cover Page Interactive Data File, (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLANTRONICS, INC.

Date:	August 11, 2022	By:	/s/ Charles D. Boynton
		Name:	Charles D. Boynton
		Title:	Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer and principal accounting officer)